Form 10QSB
period 1997-03-31
LIFESTREAM TECHNOLOGIES INC
filed 1998-05-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                    ----------------------------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
                    ----------------------------------------

                  NEVADA                                 82-0487965
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

               515 PINE STREET, SUITE 200, SANDPOINT, IDAHO 83864
                    (Address of principal executive offices)

                                 (208) 263-5433
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [ X ] No [   ]

The number of shares outstanding of the registrant's common stock as of May 4, 1998 was 8,502,829.

Transitional Small Business Disclosure Format.  Yes [ _ ] No [ X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets for the three months ended March 31, 1997
           and the year ended December 31, 1996                            2

           Statements of Loss for the three months ended March 31,
           1997 and 1996, and from the period from date of inception
           (August 7, 1992) through March 31, 1997                         3

           Statements of Cash Flows for the three months ended March
           31, 1997 and 1996, and from the period from date of
           inception (August 7, 1992) through March 31, 1997               4

           Notes to consolidated financial statements                      5

Item 2.  Management's Discussion and Analysis or Plan of Operation         7


PART II. OTHER INFORMATION                                                12


Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                13


                                                                           1


Part I.  FINANCIAL INFORMATION                                               Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                (A Development Stage Company)
                                                                              Consolidated Balance Sheets


                                                                            March 31,       December 31,
                                                                                 1997               1996
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Assets

Current assets:
     Cash                                                            $         18,034   $          5,229
     Interest receivable, officer                                               5,123              4,019
     Inventory and supplies                                                    35,731             35,731
     Prepaid expenses                                                           3,000             27,000
-----------------------------------------------------------------------------------------------------------

Total current assets                                                           61,888             71,979
-----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                      16,837             16,135
-----------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                            1,713,593          1,748,457
     Note receivable, officer                                                  58,689             54,189
     Other                                                                      7,707             10,706
-----------------------------------------------------------------------------------------------------------

Total other assets                                                          1,779,989          1,813,352
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $      1,858,714   $      1,901,466
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $        227,509   $        221,777
     Interest payable                                                          10,196              6,242
     Notes payable                                                             46,144             46,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                     283,849            274,163
Convertible debt                                                              100,000             50,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             383,849            324,163
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock                                                                -                  -
     Common stock                                                               7,657              7,387
     Additional paid-in capital                                             3,455,098          3,415,368
     Deficit accumulated during the development stage                      (1,987,890 )       (1,845,452 )
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  1,474,865          1,577,303
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $      1,858,714   $      1,901,466
-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                                                                              Lifestream Technologies, Inc.
                                                                              (A Development Stage Company)
                                                                           Consolidated Statements of Loss


                                                         Cumulative
                                                       Amounts from
                                                  Date of Inception
                                                    (August 7, 1992)              Three Months Ended
                                                            through                    March 31,
                                                          March 31,        --------------------------------
                                                               1997               1997              1996
-----------------------------------------------------------------------------------------------------------
                                                          Unaudited          Unaudited         Unaudited
Revenues                                            $             -    $             -   $             -

Operating Expenses:
   Depreciation and amortization                            457,695             36,385            36,081
   Professional services                                    815,342             52,232             2,926
   Travel                                                   170,374              4,644             2,027
   Research and product development                         122,138             12,576               300
   Salaries and wages                                       132,750             25,000             8,000
   Other, general office                                    297,093              9,999             4,462
-----------------------------------------------------------------------------------------------------------

Total operating expenses                                  1,995,392            140,836            53,796
-----------------------------------------------------------------------------------------------------------

Loss from operations                                     (1,995,392)          (140,836)          (53,796)

Other (expense) income, net                                   7,502             (1,602)           15,138
-----------------------------------------------------------------------------------------------------------

Net loss                                            $    (1,987,890)   $      (142,438)  $       (38,658)
-----------------------------------------------------------------------------------------------------------

Net loss per share                                                     $         (0.02)  $         (0.01)
-----------------------------------------------------------------------------------------------------------

Weighted average number of shares
  outstanding
                                                                             7,522,031         6,469,541
-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                              3



                                                                                Lifestream Technologies, Inc.
                                                                                (A Development Stage Company)
                                                                        Consolidated Statements of Cash Flows

                                       Increase (Decrease) in Cash


                                                               Date of
                                                             Inception
                                                       (August 7, 1992)            Three Months Ended
                                                               through                   March 31,
                                                             March 31,       ------------------------------
                                                                  1997             1997             1996
-----------------------------------------------------------------------------------------------------------
                                                             Unaudited        Unaudited        Unaudited

Net cash used in operating activities                  $      (640,677) $      (34,972)  $       8,914
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                        (30,574)         (2,223)           (710)
   Advances to officer                                         (58,208)              -               -
---------------------------------------------------------------------------------------------------------

Net cash used in investing activities                          (88,782)         (2,223)           (710)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                  100,000          50,000               -
   Proceeds from stock options exercised                        38,179               -               -
   Proceeds from sale of common stock                          383,170               -               -
   Net proceeds from notes payable                             226,144               -               -
---------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                      747,493          50,000               -
---------------------------------------------------------------------------------------------------------

Net increase in cash                                            18,034          12,805           8,204

Cash at beginning of period                                          -           5,229             305
---------------------------------------------------------------------------------------------------------

Cash at end of period                                  $        18,034  $       18,034   $       8,509
---------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $     2,116,865  $            -   $           -
     Reduction of note payable                         $       185,000  $            -   $     135,000
     Reduction of accrued interest                     $         2,033  $            -   $       2,033
     Reduction of accounts payable                     $        90,381  $            -   $           -
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                  Lifestream Technologies, Inc.
                                                  (A Development Stage Company)
                                     Notes to Consolidated Financial Statements

A.   Basis of              In the opinion of management, the accompanying
     Presentation          unaudited consolidated balance sheets and related
                           interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. Examples include provisions for returns and bad debt and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form
                           10-QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Lifestream Technologies, Inc. Form 10-KSB for the year ended December 31, 1997.

B.   Development Stage     The Company has been in the development stage since
     Operations and        its inception. The Company has had no recurring
     Going Concern         source of revenue, has incurred operating losses
                           since inception and, at March 31, 1997, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.
                           Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998.

C.   Research and          Research and development costs are charged to
     Development           expense as incurred.


D.   Intangible Assets     In 1992, the Company acquired all of the assets and
                           liabilities of a related party development partnership for 3,327,000 shares of the Company's common stock. The net assets acquired by the Company primarily included license and distribution rights which had been previously acquired by the development partnership for cash of approximately $700,000 from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patents and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,400,000.

                           In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

E.   Commitments and       The Company entered into an employment agreement in
     Contingencies         March 1996 with its president. This agreement is
                           automatically extended on an annual basis, unless terminated by either party. The agreement calls for an annual salary of $100,000. Further, this agreement also provides for six months of severance pay in the event this individual is terminated by the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's 1997 Form 10-KSB and elsewhere in this document.

The Company
-----------

Lifestream Technologies, Inc. (the "Company" or "Lifestream") (formerly Utah Coal and Chemicals Corporation) is a Nevada corporation, reorganized on February 11, with its current address in Sandpoint, Idaho 83864.

The Company was formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets. Lifestream's initial product offering is the CholestronTM, a hand held instrument that measures cholesterol levels in the blood with medical laboratory accuracy in under five minutes. It is used in conjunction with a disposable dry-chemistry test strip. The Company signed a manufacturing agreement with Boehringer Mannheim, located in Germany, whereby Boehringer will supply the dry-chemistry test strips and invitro diagnostic optic hardware used by the CholestronTM. This combination of Boehringer's proven production capabilities and Lifestream's marketing strategies will set the foundations for the Company's first product entry.

The CholestronTM will initially monitor only total cholesterol levels, but the Company plans subsequent introductions of systems and disposable test strips which can also make readings of high-density lipoprotein ("HDL") cholesterol, triglycerides, low-density lipoprotein ("LDL") cholesterol levels, and possibly glucose in one instrument.

Lifestream plans to introduce the CholestronTM to the market through health professionals, including physicians, HMO's and wellness/lifestyle educators (work site health promotion programs). Also, the Company will distribute its products to pharmacists and physicians to support the introduction and compliance for pharmaceutical companies who sell cholesterol lowering therapy, and to pharmacists offering on-site testing to their customers. The consumer product, introduced after successful launch to the professional market, will be geared toward patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program on a retail basis.

The CholestronTM professional instrument offers important education features absent in competing technologies. Using the Cholestron'sTM keypad, the user can enter risk factors associated with heart health. The devise uses these factors to calculate the patients "biological" age (i.e. a measure of how the patient's heart health compares to others). By changing parameters, a patient can learn how his or her biological age will improve by changing behavior lifestyles, such as quitting smoking or exercising. A key part of this system is the CholestronTM "smart card", holding up to 75 "bytes" of information, including the patient's cholesterol readings and other risk factors downloaded from the CholestronTM meter. This information is then transferred to the physician's office computer via the "smart card" to provide the patient's risk profile.

By accessing Lifestream's secured intranet program created jointly with Secured Interactive Technologies, Inc. (formerly Interactive Health Evaluation Systems, Inc.), a health information software company, the physician can merge the "smart card" patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program can then be printed out and reviewed with the patient and the physician. It can be continually updated, providing physicians with a state-of-the-art tool to evoke behavioral change.

The Company believes this approach to fighting and monitoring high cholesterol is what sets the CholestronTM apart from its competitors. The Company expects competition from several firms, those using "singe use" cholesterol (screening) test strips and those developing an instrument/strip for monitoring and diagnostics. However, no competitor to date has introduced a monitoring product into the U.S. over-the-counter market on a retail basis, or met the Company's targeted price range for the professional market.

As of March 31, 1997, Lifestream had an accumulated deficit of approximately $1,987,890. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its product, CholestronTM, through-out North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

The development and marketing of consumer medical devices is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. In order to complete the product development and initiate the marketing and production process it is expected that substantial additional funding will be necessary. To this end the Company completed a private placement offering of shares of the Company's Common Stock as of May 6, 1998, in which the Company was successful in raising approximately $1.3 million. The Company believes the funds raised in this offering will be sufficient to fund the development of the product through the initial stages of production and marketing for the CholestronTM device.

Plan of Operation

In April 1998, the Company completed the required clinical studies for the Cholestron(TM) unit. Upon completion the Company immediately filed a 510(k) notification with the Federal Drug Administration ("FDA"). This 510(k) notification process was permitted over the more lengthy Pre-Market Application Process ("PMA") as it is the Company's position that the Cholestron(TM) unit meets the definition of "substantially equivalent" to other products (specifically blood glucose monitoring devices) currently being marketed within the United States. It is the Company's belief that the FDA's approval will be successfully obtained by July 1998.

As the Company expects regulatory approval, a pre-qualification product run of the Cholestron(TM) unit is currently in-process. This process is performed both in-house and through key external vendors to determine the exact assembly line production process and to determine necessary production quality assurance standards. Additionally, in May 1998, the Company executed a lease agreement for a production facility located in Post Falls, Idaho. The Company expects to take possession of this 6,500 square foot facility by June 1, 1998, and immediately begin preparation for a preproduction run of 250 units, which is expected to occur during June 1998. These 250 units would be used for beta site testing, marketing and as a final quality assurance and control test before beginning actual production. Currently, the Company has five full time employees, who are performing the required financial and technological functions necessary to complete the development of the Cholestron(TM) unit. The Company expects to increase this to approximately 15 - 20 full time equivalent employees by August 1, 1998, which is the current anticipated date when full production will begin.

Management's Discussion and Analysis
------------------------------------

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses increased to $140,836 in the three months ended March 31, 1997, from $53,796 for the same period of the corresponding year. The increase of $87,040, or 161% was due to primarily to the professional expenses paid in connection with product testing and development performed by independent contractors relating to dry strip chemistry and proprietary optical technology.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to both interest earned and paid and for other miscellaneous non-operating matters. For the three months ended March 31, 1997, other expenses and income was a net $(1,602) as compared to $15,138 for the corresponding period of the prior year. The fluctuation from an income to an additional loss component of $16,740 was primarily attributable to a discontinuance at the end of the year ended December 31, 1996 of a cost sharing arrangement that the Company had between itself and another research and development company. The result of the termination of this cost sharing arrangement was a decrease in other income as the reimbursements for shared expenses became the sole burden of the Company in 1997.

Net Loss:

The Company's net loss was $142,438 for the three months ended March 31, 1997 and $38,658 for the three months ended March 31, 1996. This represents and increase in the loss for the same period of $103,780, or 268%. This increase in the loss was primarily due to the professional fees paid for product testing and development to independent contractors relative to the continued work to develop the CholestronTM devise.

Financial Condition:

From inception (August 7, 1992) to March 31, 1997, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

As part of the equity transactions, the Company acquired certain key intangible assets in exchange for shares of the common stock. The first of these transaction occurred in 1992, when the Company acquired all of the outstanding assets and liabilities of a related party development partnership for 3,327,000 shares of common stock. The second such transaction occurred in 1993, when the Company acquired certain patents and distribution rights from an unrelated company in exchange for 470,000 shares of the Company's common stock.

Additionally, in both 1997 and 1996, the Company has received a total of $100,000 pursuant to the terms of two convertible promissory notes. These notes contain terms which specify a conversion to shares of common stock at a rate of $0.75 or final maturity in November 1999, and March 2000.

During the three months ended March 31, 1997, the Company used cash in operating activities of $2,223 as compared to $710 for the three months ended March 31, 1996. This increase of $1,513 was primarily due to the increase in contributed services and the increase in accounts payable for the amounts owed for professional services of independent research and development contractors. As of March 31, 1997, the Company has a cash balance of $18,034.

The Company's success will be dependent on its ability to achieve profitable operations, bring the CholestronTM product to market, and obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully complete development and obtain regulatory approval to market the CholestronTM unit or that additional funds will be available when and as required by the Company on acceptable terms or at all.

New Accounting Pronouncements:

       SFAS 128 In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Adoption of SFAS No. 128 is not expected to have significant effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LIFESTREAM TECHNOLOGIES, INC.
-----------------------------
        (Registrant)


BY:      /s/ Christopher Maus
         ------------------------------------------------------------------
         Christopher Maus, President, Chief Executive Officer, and Director

DATE:    May 13, 1998
         ------------