Form 10QSB
period 1997-06-30
LIFESTREAM TECHNOLOGIES INC
filed 1998-05-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

The number of shares outstanding of the registrant's common stock as of May 4, 1998 was 8,502,829.

Transitional Small Business Disclosure Format.  Yes [ _ ] No [ X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets for the six months ended June 30, 1997
           and the year ended December 31, 1996                               2

           Statements of Loss for the six months ended June 30, 1997
           and 1996, the three month period ended June 30, 1997 and
           1996, and from the period from date of inception (August
           7, 1992) through June 30, 1997                                     3

           Statements of Cash Flows for the six months ended June 30,
           1997 and 1996, and from the period from date of inception
           (August 7, 1992) through June 30, 1997                             4

           Notes to consolidated financial statements                         5

Item 2.  Management's Discussion and Analysis or Plan of Operation            7


PART II. OTHER INFORMATION                                                   12


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



Part I.  FINANCIAL INFORMATION                                               Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                (A Development Stage Company)
                                                                              Consolidated Balance Sheets


                                                                             June 30,       December 31,
                                                                                 1997               1996
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Assets

Current assets:
     Cash                                                            $          5,509   $          5,229
     Interest receivable, officer                                               6,367              4,019
     Inventory and supplies                                                    35,731             35,731
     Prepaid expenses                                                           3,000             27,000
-----------------------------------------------------------------------------------------------------------

Total current assets                                                           50,607             71,979
-----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                      17,700             16,135
-----------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                            1,678,726          1,748,457
     Note receivable, officer                                                  62,507             54,189
     Other                                                                      7,706             10,706
-----------------------------------------------------------------------------------------------------------

Total other assets                                                          1,748,939          1,813,352
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $      1,817,246   $      1,901,466
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $        250,004   $        221,777
     Interest payable                                                          16,362              6,242
     Notes payable                                                             46,144             46,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                     312,510            274,163
Convertible debt                                                              100,000             50,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             412,510            324,163
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock                                                                -                  -
     Common stock                                                               7,690              7,387
     Additional paid-in capital                                             3,505,065          3,415,368
     Deficit accumulated during the development stage                      (2,108,019)        (1,845,452)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  1,404,736          1,577,303
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $      1,817,246   $      1,901,466
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


                                                                                  Lifestream Technologies, Inc.
                                                                                  (A Development Stage Company)
                                                                               Consolidated Statements of Loss



                                       Cumulative
                                     Amounts from
                                Date of Inception
                                  (August 7, 1992)         Six Months Ended              Three Months Ended
                                          through              June 30,                       June 30,
                                         June 30,     -----------------------------   ----------------------------
                                             1997            1997            1996           1997           1996
------------------------------------------------------------------------------------------------------------------
                                        Unaudited       Unaudited       Unaudited      Unaudited      Unaudited
Revenues                            $           - $            -  $           - $           - $           -

Operating Expenses:
   Depreciation and amortization          494,083         72,773         72,162        36,388        36,081
   Professional services                  841,441         78,331        107,718        26,099       104,792
   Travel                                 180,344         14,614          6,993         9,970         4,966
   Research and product
     development                          134,249         24,687         11,915        12,111        11,615
   Salaries and wages                     157,750         50,000         33,000        25,000        25,000
   Other, general office                  305,066         17,972         28,091         7,973        23,629
-------------------------------------------------------------------------------------------------------------

Total operating expenses                2,112,933        258,377        259,879       117,541      (206,083)
-------------------------------------------------------------------------------------------------------------

Loss from operations                   (2,112,933)      (258,377)      (259,879)     (117,541)     (206,083)

Other (expense) income, net                 4,914         (4,190)        14,889        (2,588)         (249)
-------------------------------------------------------------------------------------------------------------

Net loss                            $  (2,108,019)  $   (262,567) $    (244,990)  $  (120,129)   $ (206,332)
-------------------------------------------------------------------------------------------------------------

Net loss per share                                  $      (0.03) $       (0.04)  $     (0.01)   $    (0.03)
-------------------------------------------------------------------------------------------------------------

Weighted average number of
shares   outstanding                                   7,538,411      6,570,200     7,673,540     6,765,500
-------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                                Lifestream Technologies, Inc.
                                                                                (A Development Stage Company)
                                                                       Consolidated Statements of Cash Flows

                                       Increase (Decrease) in Cash


                                                               Date of
                                                             Inception
                                                       (August 7, 1992)          Six Months Ended
                                                               through               June 30,
                                                              June 30,       ------------------------------
                                                                  1997             1997             1996
-----------------------------------------------------------------------------------------------------------
                                                             Unaudited        Unaudited        Unaudited

Net cash used in operating activities                  $      (670,616) $      (64,911)  $     (29,362)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                        (32,958)         (4,607)         (1,422)
   Advances to officer                                         (63,410)         (5,202)              -
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                          (96,368)         (9,809)         (1,422)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                  100,000          50,000               -
   Proceeds from stock options exercised                        38,179               -          31,250
   Proceeds from sale of common stock                          408,170          25,000               -
   Net proceeds from notes payable                             226,144               -               -
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                      772,493          75,000          31,250
--------------------------------------------------------------------------------------------------------

Net increase in cash                                             5,509             280             466

Cash, beginning of period                                            -           5,229             305
--------------------------------------------------------------------------------------------------------

Cash, end of period                                    $         5,509  $        5,509   $         771
--------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $     2,116,865  $            -   $           -
     Reduction of note payable                         $       185,000  $            -   $     135,000
     Reduction of accrued interest                     $         2,033  $            -   $       2,033
     Reduction of accounts payable                     $        90,381  $            -   $           -
--------------------------------------------------------------------------------------------------------

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

B.   Development Stage     The Company has been in the development stage since
     Operations and        its inception. The Company has had no recurring
     Going Concern         source of revenue, has incurred operating losses
                           since inception and, at June 30, 1997, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.
                           Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998.

C.   Research and          Research and development costs are charged to expense
     Development           as incurred.

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

Lifestream plans to introduce the CholestronTM to the market through health professionals, including physicians, HMO's and wellness/lifestyle educators (work site health promotion programs). Also, the Company will distribute its products to pharmacists and physicians to support the introduction and compliance for pharmaceutical companies who sell cholesterol lowering therapy and to pharmacists offering on-site testing to their customers. The consumer oriented product, introduced after successful launch to the professional market, will be geared toward patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program on a retail basis.

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

By accessing Lifestream's secured intranet program created jointly with Secured Interactive Technologies Inc. (formerly Interactive Health Evaluation Systems, Inc.), a health information software company, the physician can merge the "smart card" patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program can then be printed out and reviewed with the patient and the physician. It can be continually updated, providing physicians with a state-of-the-art tool to evoke behavioral change.

The Company believes this approach to fighting and monitoring high cholesterol is what sets the CholestronTM apart from its competitors. The Company expects competition from several firms, both those using "singe use" cholesterol (screening) test strips and those developing an instrument/strip for monitoring and diagnostics. However, no competitor to date has introduced a monitoring product into the U.S. over-the-counter market on a retail basis or met the Company's targeted price range for the professional market.

As of June 30, 1997, Lifestream had an accumulated deficit of approximately $2,108,019. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its product, CholestronTM, through-out North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

The development and marketing of consumer medical devices is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. In order to complete the product development and initiate the marketing and production process it is expected that substantial additional outside funding will be necessary. To this end the Company completed a private placement offering of shares of the Company's Common Stock as of May 6, 1998, in which the Company was successful in raising approximately $1.3 million. The Company believes the funds raised in this offering will be sufficient to fund the development of the product through the initial stages of production and marketing for the CholestronTM device.

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

Management's Discussion and Analysis
------------------------------------

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses decreased to $258,377 in the six months ended June 30, 1997, from $259,879 for the same period of the corresponding year. The decrease of $1,502, or 1% was due to a net decrease in professional expenses and an increase in both salary and research & development. The Company decreased expenses to $117,541 for the three month period ended June 30, 1997, from $206,083 for the same three month period of the corresponding year. The decrease of $88,542 or 43%, was due primarily to the absence of legal costs as incurred to obtain financing in 1996, which were not pursued through similar means during 1997. The Company expects operating expenses to continue to fluctuate dramatically in the foreseeable future.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to both interest earned and interest paid, and for other miscellaneous non-operating matters. For the six months ended June 30, 1997, other expenses and income was a net expense of $4,190 as compared to a net income of $14,889 for the corresponding six month period of the prior year. The fluctuation from an income to an additional loss component of $10,699, or 72% was primarily attributable to a cost sharing arrangement that existed in 1996, whereby the Company received refunds of certain expenses. In 1997, these costs were absorbed 100% by the Company. For the three month period ended June 30, 1997, other expenses and income was a net expense of $2,588 as compared to a net expense of $249, for the corresponding three month period of the prior year. This increase of $2,339 or 940% was primarily attributable to the increasing base in debt for which interest was accrued.

Net Loss:

The Company's net loss was $262,567 for the six months ended June 30, 1997 and $244,990 for the six months ended June 30, 1996. This represents and increase in the loss for the same period of $17,577, or 7%. This increase in the loss was due to the net decrease in legal costs incurred to obtain financing in 1997, an increase in salaries and wages due to the execution compensation plan and the increase in costs associated with product research and development. The loss for the three months ended June 30, 1997 was $120,129 as compared to a loss for the three months ended June 30, 1996 of $206,332. This decrease in the net loss of the Company of $86,203 or 41% was primarily the result of the timing of legal expenses associated with the efforts of the Company to obtain certain financing.

Financial Condition:

From inception (August 7, 1992) to June 30, 1997, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

As part of the equity transactions, the Company acquired certain key intangible assets in exchange for shares of common stock. The first of these transaction occurred in 1992, when the Company acquired all of the outstanding assets and liabilities of a related party development partnership for 3,327,000 shares of common stock. The second such transaction occurred in 1993, when the Company acquired certain patents and distribution rights from an unrelated company in exchange for 470,000 shares of the Company's common stock.

Additionally, in both 1997 and 1996, the Company received a total of $100,000 pursuant to the terms of two convertible promissory notes. These notes contain terms which specify a conversion to shares of common stock at a rate of $0.75 or final maturity in November 1999, and March 2000.

During the six months ended June 30, 1997, the Company used cash in operating activities of $64,911 as compared to $29,362 for the six months ended June 30, 1997. This increase of $35,549 was primarily due to the increase in contributed services and the increase in accounts payable for the amounts owed for professional services. As of June 30, 1997, the Company has a cash balance of $5,509.

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

   SFAS 130       In June 1997, the FASB issued SFAS No. 130, Reporting
   and 131        Comprehensive Income, and SFAS No. 131, Disclosures about
                  Segments of an Enterprise and Related Information. SFAS No.
                  130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.
                  Both statements are effective for fiscal years beginning after December 15, 1997.

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


LIFESTREAM TECHNOLOGIES, INC.
----------------------------
        (Registrant)



BY:  /s/ Christopher Maus
     ------------------------------------------------------------------
     Christopher Maus, President, Chief Executive Officer, and Director

DATE: May 13, 1998
      ------------