Form 10QSB
period 1997-09-30
LIFESTREAM TECHNOLOGIES INC
filed 1998-05-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets for the nine months ended September 30, 1997
           and the year ended December 31, 1996                              2

           Statements of Loss for the nine months ended September 30,
           1997 and 1996, including the three month period ended
           September 30, 1997 and 1996 and from the period from date
           of inception (August 7, 1992) through September 30, 1997.         3

           Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1996, and from the period from date
           of inception (August 7, 1992) through September 30, 1997          4

           Notes to consolidated financial statements                        5

Item 2.  Management's Discussion and Analysis or Plan of Operation           7


PART II. OTHER INFORMATION                                                  12


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



Part I.  FINANCIAL INFORMATION                                               Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                (A Development Stage Company)
                                                                              Consolidated Balance Sheets


                                                                        September 30,       December 31,
                                                                                 1997               1996
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Assets

Current assets:
     Cash                                                            $          1,608   $          5,229
     Interest receivable, officer                                               7,716              4,019
     Inventory and supplies                                                    35,731             35,731
     Prepaid expenses                                                           3,500             27,000
-----------------------------------------------------------------------------------------------------------

Total current assets                                                           48,555             71,979
-----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                      23,543             16,135
-----------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                            1,643,512          1,748,457
     Note receivable, officer                                                  71,988             54,189
     Other                                                                      7,706             10,706
-----------------------------------------------------------------------------------------------------------

Total other assets                                                          1,723,206          1,813,352
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $      1,795,304   $      1,901,466
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $        246,408   $        221,777
     Interest payable                                                          20,477              6,242
     Notes payable                                                             41,144             46,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                     308,029            274,163
Convertible debt                                                              100,000             50,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             408,029            324,163
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock                                                                -                  -
     Common stock                                                               7,808              7,387
     Additional paid-in capital                                             3,624,519          3,415,368
     Deficit accumulated during the development stage                      (2,245,052)        (1,845,452)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  1,387,275          1,577,303
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $      1,795,304   $      1,901,466
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


                                                                                    Lifestream Technologies, Inc.
                                                                                    (A Development Stage Company)
                                                                                 Consolidated Statements of Loss


                                       Cumulative
                                     Amounts from
                                Date of Inception                                        Period for the
                                  (August 7, 1992)      Nine Months Ended              Three Months Ended
                                          through         September 30,                  September 30,
                                    September 30,   ----------------------------   --------------------------
                                            1997          1997            1996           1997           1996
-------------------------------------------------------------------------------------------------------------
                                        Unaudited       Unaudited       Unaudited      Unaudited    Unaudited
Revenues                            $           - $            -  $           - $           - $           -

Operating Expenses:
   Depreciation and amortization          530,818        109,508        108,243        36,735        36,081
   Professional services                  851,891         88,781        226,980        10,450       119,262
   Travel                                 195,431         29,701         16,086        15,087         9,093
   Research and product
     development                          170,029         60,467         14,915        35,780         3,000
   Salaries and wages                     182,750         75,000         58,000        25,000        25,000
   Other, general office                  316,487         29,393         34,902        11,421         6,811
-------------------------------------------------------------------------------------------------------------

Total operating expenses                2,247,406        392,850        459,126       134,473       199,247
-------------------------------------------------------------------------------------------------------------

Loss from operations                   (2,247,406)      (392,850)      (459,126)     (134,473)     (199,247)

Other (expense) income, net                 2,354         (6,750)        14,631        (2,560)         (258)
-------------------------------------------------------------------------------------------------------------

Net loss                            $  (2,245,052)  $   (399,600) $    (444,495)  $  (137,033)   $ (199,505)
-------------------------------------------------------------------------------------------------------------

Net loss per share                                  $      (0.05) $       (0.07)  $     (0.02)   $    (0.03)
-------------------------------------------------------------------------------------------------------------

Weighted average number of
shares outstanding                                     7,597,570      6,757,413     7,749,238     7,053,810
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

                                                                              Lifestream Technologies, Inc.
                                                                              (A Development Stage Company)
                                                                     Consolidated Statements of Cash Flows

                                       Increase (Decrease) in Cash


                                                               Date of
                                                             Inception
                                                       (August 7, 1992)         Nine Months Ended
                                                               through              September 30,
                                                         September 30,    ------------------------------
                                                                  1997          1997             1996
--------------------------------------------------------------------------------------------------------
                                                             Unaudited        Unaudited        Unaudited
Net cash used in operating activities                  $      (763,613) $     (122,218)  $     (72,937)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                        (48,390)        (15,432)         (2,133)
   Advances to officer                                         (75,381)        (11,971)         (1,774)
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (123,771)        (27,403)         (3,907)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                  100,000          50,000               -
   Proceeds from stock options exercised                        38,179               -          31,250
   Proceeds from sale of common stock                          524,669          96,000          45,499
   Net proceeds from notes payable                             226,144               -               -
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                      888,992         146,000          76,749
--------------------------------------------------------------------------------------------------------

Net increase in cash                                             1,608          (3,621)             95

Cash at beginning of period                                          -           5,229             305
--------------------------------------------------------------------------------------------------------

Cash at end of period                                  $         1,608  $        1,608   $         210
--------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $     2,116,865  $            -   $           -
     Reduction of note payable                         $       185,000  $            -   $     135,000
     Reduction of accrued interest                     $         7,033  $            -   $       7,033
     Reduction of accounts payable                     $        90,381  $            -   $      90,381
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

B.     Development Stage   The Company has been in the development stage since
       Operations and      its inception. The Company has had no recurring
       Going Concern       source of revenue, has incurred operating losses
                           since inception and, at September 30, 1997, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998.

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

As of September 30, 1997, Lifestream had an accumulated deficit of approximately $2,245,052. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its product, CholestronTM, through-out North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

Management's Discussion and Analysis
------------------------------------

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses decreased to $392,850 in the nine months ended September 30, 1997, from $459,126 for the same nine month period of the corresponding prior year. The decrease of $66,276, or 14% was due to primarily to a net decrease in professional expenses which was partially offset by an increase in both salary and research & development costs. The Company decreased expenses to $134,473 from $199,247, or $64,774 during the three month period ended September 30, 1997, as compared to the same three month period for 1996. This 33% decrease in operating expenses was primarily due to a fluctuation in the timing of the legal fees associated with efforts to obtain additional financing which had occurred in 1996. The Company expects operating expenses to continue to fluctuate dramatically in the foreseeable future.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to both interest earned and paid and for other miscellaneous non-operating matters. For the nine months ended September 30, 1997, other expenses and income was a net expense of $6,750 as compared to a net income of $14,631 for the corresponding period of the prior year. The fluctuation from an income to an additional loss component of $21,381 was primarily attributable to termination of a cost sharing arrangement for research and development in the prior year. The Company experienced a net expense of $2,560 for the three month period ended September 30, 1997, and a net expense of $258, for the three month period ended September 30, 1996. This represents an increase in the net other expenses of $2,302, or 890%. The significant increase was the result of the increasing base of corporate debt for which interest is being accrued.

Net Loss:

The Company's net loss was $399,600 for the nine months ended September 30, 1997 and $444,495 for the nine months ended September 30, 1996. This represents a decrease in the loss for the same period of $44,895, or 10%. This decrease in the loss was primarily due to the professional fees paid in prior year from efforts to obtain additional financing. The loss for the three months ended June 30, 1997 was $137,033 as compared to a loss for the three months ended June 30, 1996 of $199,505. This decrease in the net loss of the Company of $62,472 or 31% was primarily the result of the timing of legal expenses from efforts to obtain additional financing.

Financial Condition:

From inception (August 7, 1992) to September 30, 1997, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

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

During the nine months ended September 30, 1997, the Company used cash in operating activities of $122,218 as compared to $72,937 for the nine months ended September 30, 1996. This increase of $49,281 was primarily due to the increase in contributed services and the increase in accounts payable for the amounts owed for professional services. As of September 30, 1997, the Company has a cash balance of $1,608.

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

                  Exhibit 27 - Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.
---------------------------------
         (Registrant)


BY:   /s/ Christopher Maus
      ------------------------------------------------------------------
      Christopher Maus, President, Chief Executive Officer, and Director


DATE: May 13, 1998
      ------------