Form 10KSB
period 1997-12-31
LIFESTREAM TECHNOLOGIES INC
filed 1998-05-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

 [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
               COMMISSION FILE NUMBER ____________________________

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                       82-0487965
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

               515 PINE STREET, SUITE 200, SANDPOINT, IDAHO 83864
                    (Address of principal executive offices)

                                 (208) 263-5433
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------               -----------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, PAR VALUE OF $0.001
                        ---------------------------------
                                 TITLE OF CLASS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ _ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best off registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $4.06 at which the common equity was sold, as of May 4, 1998 was $17,545,136

The number of shares outstanding of the registrant's common stock as of May 4, 1998 was 8,502,829


INDEX
-----

PART I
Item 1. Description of Business                                                          3
Item 2. Description of Property                                                         11
Item 3. Legal Proceedings                                                               11
Item 4. Submission of Matters to a Vote of Security Holders                             11

PART II
Item 5. Market for Common Equity and Related Stockholder Matters                        12
Item 6. Management's Discussion and Analysis or Plan of Operation                       13
Item 7. Financial Statements                                                   F-1 to F-23
Item 8. Change in and Disagreements with Accountants                                    16

PART III
Item 9.  Compliance with Section 16(a) of the Exchange Act                              17
Item 10. Executive Compensation                                                         19
Item 11. Security Ownership of Certain Beneficial Owners and Management                 20
Item 12. Certain Relationships and Related Transactions                                 21
Item 13. Exhibits and Reports on Form 8-K                                               22

Signatures                                                                              23

                                       2

PART I

Item 1.  Description of Business.

Overview
--------

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those matters identified in this section under the caption "risk factors".

Lifestream Technologies, Inc. (the "Company" or "Lifestream"), which was formerly Utah Coal and Chemicals Corporation, is a Nevada corporation, reorganized on February 11, 1994 with its current address at 515 Pine Street, Suite 200, Sandpoint, Idaho 83864. Lifestream is a development stage enterprise, having reported no revenues to date, formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets. Lifestream's initial product offering will be the CholestronTM, a hand held instrument that measures cholesterol levels in the blood with medical laboratory accuracy in under five minutes. It is used in conjunction with a disposable dry-chemistry test strip. The Company has recently signed a manufacturing agreement with Boehringer Mannheim, whereby Boehringer Mannheim will supply to the Company the dry chemistry test strips and invitro diagnostic optic hardware used by the CholestronTM. This combination of Boehringer Mannheim's proven production capabilities and Lifestream's marketing strategies will set the foundations for the Company's first product entry.

The CholestronTM will initially monitor only total cholesterol levels, but the Company plans subsequent introductions of systems and disposable test strips which can also make readings of HDL (high-density lipoprotein) cholesterol, triglycerides, LDL (low-density lipoprotein) cholesterol levels, and possible glucose in one instrument.

Lifestream plans to introduce the CholestronTM "professional product" to the market through health professionals, including physicians, HMO's and wellness/lifestyle educators (work site health promotion programs). The physician sites, potentially the largest market segment for the "professional product", it is estimated that up to 350 million tests are performed annually. The CholestronTM will cut the usual 24 to 48 hour waiting period down to a matter of minutes and is expected to reduce the costs involved in such a test. Initially, the Company will distribute its products to pharmaceutical companies who sell cholesterol lowering drugs, and pharmacists offering on-site testing to their customers. The "consumer product", introduced after the successful implementation of our professional marketing strategy, will be geared toward patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program.

The Company believes the CholestronTM professional instrument offers important education features absent in competing technologies. Using the CholestronTM's keypad, the user will be able to enter risk factors associated with heart health. The device uses these factors to calculate the patients "biological" age, i.e. a measure of how the patient's heart health compares to others. By changing parameters, a patient can learn how his or her biological age will improve by changing certain lifestyles, such as quitting smoking or exercising. A key part of this system is the CholestronTM "smart card", holding up to 75 bytes of information, which will contain the patients cholesterol readings and other risk factors downloaded from the CholestronTM meter. This information is then transferred to the physician's office computer via the "smart card" to provide the patient's risk profile.

By accessing Lifestream's secured intranet program created jointly with Secured Interactive Technologies, Inc. (formerly Interactive Health Evaluation Systems, Inc.), a health information software company, the physician can merge the "smart card" patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program can then be printed out and reviewed with the patient and the physician within a couple of minutes. It can be continually updated, providing physicians with a state-of-the-art tool to evoke behavioral change.

The Company believes this approach to fighting and monitoring high cholesterol is what sets the CholestronTM apart from its competitors. The Company expects competition from several companies, including those using "singe use" cholesterol (screening) test strips and those developing an instrument/strip for monitoring and diagnostics. The Company believes that no competitor to date has introduced a monitoring product into the U.S. over-the-counter market (retail), or met the Company's targeted price range for the professional.

In April 1998, the Company completed the required clinical studies for the Cholestron(TM) unit. Upon successful completion of those studies, the Company filed a 510(k) notification with the Federal Drug Administration ("FDA"). It is the Company's belief that the FDA's approval will be successfully obtained by July 1998. Once the approval has been received, it is the Company's intention to immediately commence with commercial production of the CholestronTM product.


Corporate Formation:
--------------------

Lifestream Development Partners was organized in 1989 as a general partnership for the purpose of developing the Cholestron lipid monitor device. The primary purpose of the original partnership was to engage in product/chemistry research and development, purchase production and exclusive distribution rights to certain technology and to engage in various pre-marketing and pre-production programs to make a transition into the next phase of corporate development. The original three investors in the project selected a partnership as a business entity in order to realize certain tax advantages. During this first phase of research and development and technology acquisition, the partnership was capitalized for $2,500,000 by the three investors.

For the second phase of business, the principals of the Lifestream general partnership organized Lifestream Diagnostics, Inc., as a Nevada corporation on June 1, 1992. On August 7, 1992, the partnership transferred its net assets, consisting primarily of purchased patent rights to the dry strip chemistry, to the Company in exchange for 3,327,000 shares of the Company's common stock.

On February 11, 1994, the Company entered into a plan of reorganization (with shareholders consent and board approval) whereby Lifestream executed an exchange agreement to be acquired by Utah Coal & Chemical ("UTCC"), as a subsidiary corporation. Prior to the acquisition of Lifestream by UTCC, UTCC had 3,295,650 shares of common stock issued and outstanding that were owned by 685 registered shareholders. The 3,295,650 shares were reverse split on a basis of 4 to 1, resulting in 823,913 shares outstanding at the time of acquisition. Lifestream was acquired in exchange for the issuance of 4,200,000 shares of restricted common stock. On a post acquisition basis, the total outstanding shares were 5,023,913. Simultaneously, UTCC changed it's name to Lifestream Technologies, Inc.

Industry Overview and Product Technology Summary:
------------------------------------------------

Approximately 60 million Americans have been diagnosed with cholesterol levels higher than 200 mg/Dl, the level established by numerous national health agencies as borderline-high. Many millions of additional people have yet to test blood cholesterol levels, although a decade long public health campaign has made them aware of the importance of knowing their cholesterol levels and initiating health and dietary programs to reduce high counts.

Using standard centrifugation, heretofore, cholesterol testing has required large samples of whole blood for use in separating the red blood cells from serum/plasma with results in 24 to 48 hours. Such separation is vital to assure proper color change during cholesterol testing; only the clear plasma is used for reflectance measurement. In addition, today's machines must also be presented with exact amounts of whole blood. Even the machines that are now using chemistry/strip technology continue to require relatively large amounts of whole blood, and their costs are in excess of $5,000. The tests also take a minimum of four to five minutes, in addition to the blood drawing and centrifugation, to determine results.

It is the belief of management of the Company that there is a large need in the professional market for convenient on-site testing, with immediate results. The Company further believes that multiple tests, a benefit in baseline testing, coupled with a life style risk analysis program, provides a market demand for a new product.

To exploit these anticipated opportunities, the Company assembled a core group of engineering, analytical chemistry, manufacturing and marketing talent who collectively possess decades of experience in development of opto-electronic integrated measuring equipment and consumer dedicated specialized operational software. This group has developed a cholesterol diagnostic and monitoring system comprised of dry chemistry reagent test strip technology and a portable, analytical instrument for both professional and home markets. The Cholestron system also meets safety, reliability, accuracy and precision requirements consistent with medical laboratory units.

The Cholestron(TM) unit is relatively small having dimensions of 6.5" x 4.5" x 2" and an approximate weight of one pound. The device utilizes test strips which are inserted into the Cholestron device after a single blood drop is placed on the strip. The "user friendly" instrument incorporates a keypad which is used to turn on the instrument, recalibrate it by use of a code which is unique to each batch of chemistry strips and on the "professional product" to enter in the thirteen risk factors identified as indicators of heart health. There is also an easy-to-read liquid crystal display (LCD) on the face of the instrument on which the test results number is displayed. The third visible item on the face of the unit is the optical head, into which the dry chemistry test strip is inserted to begin the test.

Lifestream's CholestronTM technology is differentiated from current cholesterol measuring technology by accurate, dry chemistry, in-vitro diagnostics resulting from a single finger stick drop of blood. The quantitative cholesterol result is obtained in one minute and does not require an exact amount of whole blood. The structure of the technology consists of three (3) layers of membranes which as a system: a)transport the whole blood sample tangentially (cross-flow), b) provide filtration/separation with multiple reaction and cross-flow filtration, and c) present "on-line" chemical reaction on contact of serum with enzyme treated membranes. The resulting color change is "read" by the instrument's photometry system, and then converted electronically to a cholesterol digital read-out which is displayed on the liquid crystal display screen of the instrument. The professional product will also include a cardiac risk calculator, allowing the professional operator to determine the cardiac condition of the patient from ten plus different cardiac risk factors (based on the Framingham study).

In order to facilitate a cholesterol measurement on the Cholestron,TM the operator prick's the finger, using a reusable lance device, complete with a disposable lancet. Then a drop of blood is placed on the chemical strip and the strip inserted into an opening of the optical head on the face of the unit. In approximately one minute the cholesterol number (which is actually the milligrams of cholesterol per deciliter of blood) will display on the screen. The Company believes that the unit is easier to use, is more accurate and is faster than any other system on the market today. It will initially retail for approximately $250 for the professional model and $130 for the consumer model, which the Company believes to be lower than any other competitive system.

If the introduction of the CholestronTM system is successful, the Company will proceed with development of a follow-on product which will test and display not only total cholesterol but make a separation of HDL (high-density lipoprotein) the so-called "good" cholesterol and LDL (low density lipoprotein) cholesterol, as well as measure the triglycerides (or amount of fat) in the sample. Other products in development include devices which perform multiple tests on a blood sample, such as blood glucose levels, as well as cholesterol amounts.

Status of Publicly Announced Product Development:
------------------------------------------------

Production of the CholestronTM Device

There are three components to the CholestronTM device. The Cholestron instrument, the test strips and supply kit. The Company intends to manufacture the handheld CholestronTM device. To that end the Company is pursuing the execution of a lease agreement for a facility located in Post Falls, Idaho. Lifestream anticipates employing approximately 10 people to assemble the device and package it for final retail.

Separately, the test strip and invitro diagnostic optic hardware will be manufactured by Boehringer Mannheim, a leader in the field of medical diagnostics. Lifestream signed a license and manufacturing supply agreement with Boehringer Manneheim in November 1997. This agreement provides for immediate production capacity. Boehringer Mannheim's successful and proven technology will be integrated into Lifestream's device. In addition, this agreement eliminates an estimated $2 to $10 million capital requirement that would have been required if Lifestream were to pursue its own production of its patented chemistry. Lifestream can still commercialize its own chemistry, and at a later date, the Company intends to pursue the enhancement of its technology to include the ability to read HDL (high-density lipoprotein) cholesterol, Triglycerides, LDL (low-density lipoprotein) cholesterol, and glucose.

Once the test strips are produced, the packaged test strips will be shipped to the Company's production facility for final quality assurance inspection and packaging with the instrument for shipment to customers (each instrument is sold with one box of six disposable test strips). The test strips will also be packaged in different configurations for sale to instrument owners to replenish strips used in testing.

Competition:
-----------

Because of the potential size of the market for quick, inexpensive, portable methods of cholesterol testing, there are several companies, both established and new, and many of which may have substantial greater financial resources than Lifestream - working on products competitive to the CholestronTM system. Competition can be broken into two groups, those firms pursuing "single use" cholesterol (Screening) tests and those developing an instrument/strip (Diagnostic/Monitoring) instrument based tests. A summary of what is known by the Company about potential competitors in both groups is listed below:

Consumer Market Disposable Testing - "Single Use"
------------------------------------------------

Several companies have introduced or are working on disposable cholesterol testing cards. These are very basic tests where the user takes a blood sample, drops it on the test card and visually compares the resulting color change or color movement (similar to a thermometer) of the sample to a color chart. These tests require user interpretation and are semi-quantitative, which are usually not acceptable standards for the professional market, limiting its use for screening purposes. Specific accuracy is not available, cholesterol counts are given in "ranges" (e.g. like 150-200) and the additional issues of user color blindness or printing accuracy of the color chart must be considered. The Company feels that these tests will not provide competition for the segment of the consumer marketplace which is interested in serious cholesterol level testing and maintenance. The Company believes that if given a choice between on-site pharmacist testing at a lower cost in just one minute and spending $15 to perform the test at home, a large portion of consumers will choose the former. It is also clear that those consumers who wish to monitor a cholesterol lowering program will not choose to spend $15 for each single use test when an instrument for multiple testing is faster and less expensive. Specific competitors include Chemtrak whose product is similar to Crystal Diagnostics, and is expected to have problems in the professional market due to their 15 minute results. This product is also a non-instrument, semi-quantitative test, is dependent on user-interpretation, and is used primarily for screening. First and only test approved by the FDA for consumer sales. Expected price per test:
$10-15

Instrument/Disposable Strip - Multiple Use Instruments
------------------------------------------------------

Companies currently shipping product in this market segment are focused solely on the professional market. The barriers to entering the consumer market have been, and continue to be, cost of the instrument and the fact that a large and exact quantity of blood is required for the test.
Specific competitors are as follows:

Boehringer Mannheim Diagnostics - A division of Boehringer-Mannheim GmbH, currently markets its "Reflotron" to the professional market. The Reflotron, a $5,000 table-top analyzer, is the dominant product in the field, but requires an exact amount of blood measured with a glass pipette (a drop is not sufficient). This is a 4-minute test.
Cholestech - A private company founded to develop a diagnostic instrument for the professional markets. Its business plan calls for the instrument, which should test whole cholesterol as well as HDL and LDL levels, to sell at approximately $2,000 per unit. Also, a review of the instrument shows that it requires a large, exact amount of blood for testing, which may not be practical for office use.

Patents and Proprietary Instruments:
-----------------------------------

The Company has one patent which was issued August 4, 1992. The patent covers the invention of direct measurement of HDL cholesterol with dry chemistry strips. Additionally, the Company has four patents which are applied for and pending (see below).

Patent Title                                                                    Status
------------                                                                    ------

1.    Direct Measurement of HDL Cholesterol Via Dry Chemistry Strips         Issued 8-4-92

2.    New Evenly Dispersed Stabilized Enzyme System Comprises                Applied and Pending
      Enzymes Entrapped in Pores of Solid Microporous Carrier

3.    Obtaining and Analyzing Plasma Separation Membrane and                 Applied and Pending
      Plasma Collecting Test Membrane

4.    Device for Separation of Plasma from Blood and Determination           Applied and Pending
      of Analyses(S)

5.    Device and Method for Separation of Fluid Components                   Applied and Pending

Governmental Regulation:
-----------------------

The Company's products are under the regulation of the United States Food and Drug Administration (FDA). Prior to any marketing of these devices, the Company must first obtain pre-clearance from the FDA, either through the notification ("510(k) Notification") process or the pre-market approval application ("PMA") process.

Lifestream has filed a 510(k) notification for the CholestronTM system with FDA. Because it is the Company's opinion that the product is "substantially equivalent" to other products being marketed, specifically, blood glucose monitoring devices, the more lengthy PMA is not required from the FDA. FDA approval is expected by July 1998.

Completion of the 510(k) notification satisfies safety and effectiveness requirements for sales to or through professionals. Additional labeling features should satisfy retail marketing requirements. Although the Company expects imminent 510(k) notification, it cannot be guaranteed. In this regard, Lifestream is pursuing interim sales opportunities in Canada, Australia and Europe should U.S. sales be delayed. Based on preliminary results and interaction with the FDA, the Company believes this objective can be achieved.

Research and Development Activities:
-----------------------------------

During the years ended December 31, 1997 and 1996, the Company has expended funds on research and development activities of approximately $107,000 and $32,000. In addition, a significant portion of all other operating expense amounts incurred were indirectly related to product development. It is expected that the Company will continue to expend significant amounts for research and development for the foreseeable future periods.

Company Employees:
-----------------

As of May 1, 1998, the Company had five full time employees. These employees are involved with research and development, accounting, and other administrative matters necessary to bring both the Company and the CholestronTM Device to a position where the manufacture and marketing of this product can begin. It is the expectation of the Company that before the completion of the second quarter of 1998, the Company will have a total staff of ten to twelve employees, some of which will be involved in the pre-production phase in anticipation of FDA market approval.

Risk Factors:
------------

This section summarizes certain risks that should be considered by stockholders and prospective investors in the Company.

Development Stage Enterprise
The Company has incurred losses since inception and remains in the development stage. As of December 31, 1997, the Company's accumulated deficit was $2,405,295. Until such time as governmental approval has been obtained, and finalization of the product has occurred, it is expected that these losses will continue. There can be no assurance that the Company will achieve profitability in 1998, or if achieved, can be sustained on an ongoing basis. As a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1997 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

Dependence on Key Personnel
The Company is dependent on its Chief Executive Officer, the loss of whose services could have a material adverse impact to the business. In 1998, the Company obtained a key man life insurance policy for the Chief Executive Officer. In addition, as the Company approaches the point in time where product market entrance can occur, the ability to attract, recruit and retain qualified personnel will be important to the ultimate success of the Company. There can be no assurances that the Company will be successful in these endeavors.

Market Acceptance
The Company has been involved in the development of a product for which no revenues have yet to have been generated. There is no assurance that this product will receive a market acceptance at such a level that both profitable items can be sold, and in such quantities, as to provide for financial success for the Company.

Medical Industry
The medical industry is one in which rapid technological change has occurred in the past several years. Additionally, certain industry trends point to further competitiveness and changes in the manner in which products will be delivered to the consumer. There can be no assurances that the Company's product will not become rapidly obsolete. Additionally, there can be no assurance that competitive pressures may not adversely impact, in a material nature, the delivery of such a product.

Volatility of Stock Price
The market price of the shares of the Company's common stock, like that of other development stage enterprises, has been highly volatile. Factors including, but not limited to, those items mentioned herein can be expected to produce continued significant fluctuations in the market price.

Government Regulation
Lifestream's CholestronTM Device will be regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act. The Device may be classified as a Class I or Class II device, which could require the submission of information to substantiate label claims prior to marketing. To date the Company has submitted the required 510(k) notification, however, there can be no assurance that FDA approval will be obtained. Additionally, there can be no assurance that the FDA will not require further information or studies which could further delay market introduction.

Manufacturing Experience
The Company has not commercially introduced any products. Prior to the introduction of the CholestronTM Device, the Company must select and qualify its sources of supply of key components and be able to manufacture in compliance with regulatory requirements, including Good Manufacturing Guidelines, in sufficient quantity, with appropriate quality and at acceptable costs. At present the Company's manufacturing capabilities are limited to producing prototypes and materials for evaluation. The Company will need to expand these operations to achieve commercial production levels. In addition, the Company will need to develop the management infrastructure necessary to manage its manufacturing operations. There can be no assurance that the Company will be able to make the transition to commercial production successfully, or, to the extent it chooses to subcontract its manufacturing, that it will be able to reach agreement on terms which are favorable to the Company.

Marketing Experience
While certain members of the Company's management have relevant marketing experience, Lifestream has no experience marketing its products directly to end users. When and if the Company obtains the necessary regulatory approval to commercialize its products, the Company intends to use third party medical product distributors to market to alternate care sites. In the event that the Company does not enter into third party distribution agreements for its products, significant additional capital expenditures and management resources will be required to develop and expend its direct sales force. While the Company has identified potential domestic distributors, no formal distribution contracts have been executed. There can be no assurance that the Company will be able to establish such a sales force or enter into such third party distribution agreements to gain market acceptance for its products.

Competition
The consumer retail and physician office markets are expected to attract a large number of competitors, many of which may have substantial greater resources than Lifestream. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish and maintain a profitable price structure for its products.

Item 2.  Description of Property.

All of the Company's operations are conducted from its leased office facility located in Sandpoint, Idaho. The lease agreement terminates on July 31, 2000. The monthly lease payment is currently $555 and increases annually by the percentage increase of the Consumer Price Index.

As regulatory approval for the Cholestron TM product is expected to be received by the Company by July 1998, the Company executed a lease agreement for a production facility in located in Post Falls, Idaho, in May 1998. The Company expects to take possession of this 6,500 square foot facility in June 1998, and immediately begin preparation for a preproduction runs of the CholestronTM product.

The Company does not currently make any investments in real estate or interests in real estate, including real estate mortgages or securities issued by persons primarily engaged in real estate activities, and the Company does not intend to make such investments in the future.

Item 3.  Legal Proceedings.

No matters for inclusion herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters for inclusion herein.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades in the NASDAQ bulletin board market (NASDAQ BB.LFST). The following table shows the quarterly high and low bid prices for 1996, 1997 and 1998 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         Year              Period                High              Low
         ----              ------                ----              ---

         1996              First Quarter         $1.50             $  .75
                           Second Quarter        $1.25             $  .97
                           Third Quarter         $ .63             $  .13
                           Fourth Quarter        $1.00             $  .37

         1997              First Quarter         $1.03             $  .43
                           Second Quarter        $ .81             $  .43
                           Third Quarter         $1.06             $  .35
                           Fourth Quarter        $1.59             $  .59

         1998              First Quarter         $1.00             $  .68



At May 4, 1998 there were approximately 750 holders of record of the Company's Common Stock.

The Company has never and has no intentions at this time to declare dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed previously under the heading Business and Risk Factors.


Results of Operations, years ended December 31, 1997 and 1996

The Company is a development stage enterprise with no reported revenues since its inception. Operating expenses include those costs incurred relative to both research and development and general administration. Operating expenses decreased to $537,674 for the year ended December 31, 1997 from $770,830 for the year ended December 31, 1996. The decrease of $233,156, or 30% was due primarily to the legal fees paid in connection with an unsuccessful effort to obtain additional financing through a sale of a significant equity portion of the Company. Since inception, the Company has incurred total operating expenses of $2,392,230. This amount consists primarily of expenses incurred to continue development on the Cholestron product.

Other expense and income was a net expense of $22,169, for the year ended December 31, 1997, as compared to a net income of $18,866 for the ended December 31, 1996. The fluctuation from an income to an additional loss component of $41,035 or 218%, was primarily attributable to the existence in 1996 of a cost sharing arrangement with another medical products research and development company. This was partially offset by the interest expense which was accrued on corporate debt.

The foregoing factors lead to the Company's net loss of $559,843 for the year ended December 31, 1997 and $751,964 for the year ended December 31, 1996.

Liquidity and Capital Resources

From inception in August 1992, the Company has been solely dependent on funds raised through the issuance of debt and equity securities. Additionally, the Company has also issued shares of its common stock in exchange for goods and services.

In both 1997 and 1996, the Company received $50,000 pursuant to the terms of two separate convertible promissory notes. These notes contain terms which specify a conversion to shares of common stock at a rate of $0.75 or final maturity in November 1999 and March 2000, respectively. The Company also raised approximately $196,000 and $45,000 through the sale of shares of its common stock during 1997 and 1996. Proceeds raised through these financing activities were used to support cash outflows associated with the Company's operating activities.

As of December 31, 1997, Lifestream had no recurring source of revenue, had incurred losses since its inception and had a working capital deficiency. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1997 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its product, Cholestron (TM) in North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

At December 31, 1997, the Company had a deferred tax asset of approximately $870,000 for which management of the Company has established a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will realize the benefit of this asset.

The development and marketing of consumer medical devices is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. On May 6, 1998, the Company completed a private placement offering of shares of the Company's Common Stock, and was successful in raising approximately $1.3 million. The Company believes the funds raised in this offering will be sufficient to fund the current plan of operation, as summarized below.

The Company, like most owners of computer software, will be required to modify portions of its software so that it will function properly in the year 2000. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

The following is management's current plan of operation for the Company:

In April 1998, the Company completed the required clinical studies for the Cholestron(TM) unit. Upon completion of these studies, the Company immediately filed a 510(k) notification with the Federal Drug Administration ("FDA"). This 510(k) notification process was permitted over the more lengthy Pre-Market Application Process ("PMA") as it is the Company's position that the Cholestron(TM) unit meets the definition of "substantially equivalent" to other products (specifically blood glucose monitoring devices) currently being marketed within the United States. It is the Company's belief that the FDA's approval will be successfully obtained by July 1998.

As the Company expects regulatory approval, a pre-qualification product run of the Cholestron(TM) unit is currently in-process. This process is performed both in-house and through key external vendors to determine the exact assembly line production process and to determine necessary production quality assurance standards. Additionally, the Company is in the final stage of negotiation of a lease agreement for a production facility in located in Post Falls, Idaho. The Company expects to take possession of this 6,500 square foot facility during June 1998 and immediately begin preparation for a preproduction run of 250 units, which is expected to occur during July 1998. These 250 units would be used for beta site testing, marketing and as a final quality assurance and control test before beginning actual production. Currently, the Company has five full time employees, who are performing the required financial and technological functions necessary to complete the development of the Cholestron(TM) unit. The Company expects to increase this to approximately 15 - 20 full time equivalent employees by August 1, 1998, which is the current anticipated date when full production will begin.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

The FASB recently issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements of the following FASB Statements: SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting of Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132 does not affect the recognition and measurement requirements of those Statements. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. This statement is effective for fiscal years beginning after December 15, 1997.



Item 7.  Financial Statements.

The Company's consolidated financial statements and notes thereto appear on pages F-1 to F-24 of this Form 10-KSB Annual Report.

                          Lifestream Technologies, Inc.
                                 and Subsidiary
                          (A DevelopmentStage Company)





                        Consolidated Financial Statements
                     Years Ended December 31, 1997 and 1996

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents


--------------------------------------------------------------------------------

        Report of Independent Certified Public Accountants       3-4

        Consolidated Financial Statements:
            Balance Sheets                                       5-6
            Statements of Loss                                     7
            Statements of Changes in Stockholders' Equity       8-11
            Statements of Cash Flows                           12-13
            Summary of Accounting Policies                     14-16
            Notes to Consolidated Financial Statements         17-23

               Report of Independent Certified Public Accountants


To The Board of Directors of
Lifestream Technologies, Inc.
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheet of Lifestream Technologies, Inc. and Subsidiary (a development stage company), as of December 31, 1997, and the related statements of loss, changes in stockholders' equity and cash flows for the year then ended. We have also audited the consolidated statements of loss, stockholders' equity and cash flows for the period from inception (August 7, 1992) through December 31, 1997, except that we did not audit these statements (as restated) for the period from inception (August 7, 1992) through December 31, 1996; those statements were audited by another auditor whose report, dated August 20, 1997, expressed an unqualified opinion on those statements (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of another auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception (August 7, 1992) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue, has incurred losses since inception and, at December 31, 1997, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Spokane, Washington                                        /s/ BDO Seidman, LLP
February 18, 1998

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors of
Lifestream Technologies, Inc.
Sandpoint, Idaho

I have audited the consolidated statement of financial position of Lifestream Technologies, Inc. (a Nevada corporation in the development stage), as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, and cumulative amounts from inception (August 7, 1992) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted by audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. as of December 31, 1996, and the consolidated results of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, and cumulative amounts from inception (August 7, 1992) through December 31, 1996, in conformity with generally accepted accounting principles.

As of December 31, 1996, patent and distribution rights ($1,976,301 net of accumulated amortization) represent 93% of total assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Given the facts that the Company is in the development stage, has incurred operating losses totaling $1,758,358 since inception, has a working capital deficiency, and is delinquent on the payment of various notes payable (see Note 4), there is substantial doubt about is ability to continue as a going concern (see Note 7). The consolidated financial statements do not include any adjustments that might result from the outcome of these financial situations.



Spokane, Washington                                  /s/ Terrence J. Dunne, CPA
August 20, 1997


====================================================================================================================
December 31,                                                                          1997                   1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated )
Assets (Note 1)

Current assets:
     Cash                                                                   $        6,160        $         5,229
     Interest receivable, officer (Note 3)                                           9,482                  4,019
     Inventory and supplies                                                         30,802                 35,731
     Prepaid expenses                                                                2,068                 27,000
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                48,512                 71,979
--------------------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net of
  accumulated depreciation of $18,302
  and $12,216, respectively (Note 2)
                                                                                    23,754                 16,135
--------------------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net of accumulated amortization of
       $493,103 and $371,339 (Note 4)                                            1,623,762              1,748,457
     Note receivable, officer (Note 3)                                              69,622                 54,189
     Other                                                                           1,500                 10,706
--------------------------------------------------------------------------------------------------------------------

Total other assets                                                               1,694,884              1,813,352
--------------------------------------------------------------------------------------------------------------------


Total assets                                                                $    1,767,150        $     1,901,466
====================================================================================================================

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                              Consolidated Balance Sheets

====================================================================================================================
December 31,                                                                          1997                   1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated )
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                       $      216,918        $       221,777
     Interest payable                                                               20,371                  6,242
     Related party payable (Note 7)                                                 12,435                      -
     Notes payable (Note 5)                                                         41,144                 46,144
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          290,868                274,163
Convertible debt (Note 6)                                                          100,000                 50,000
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  390,868                324,163
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 5, 7, 8, 9, 10 and  11)

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
  authorized; no shares issued or outstanding                                            -                      -
     Common stock, $.001 par value; 50,000,000 shares
  authorized; 8,041,500 and 7,387,639 shares issued
       and outstanding                                                               8,041                  7,387
     Additional paid-in capital                                                  3,773,536              3,415,368
     Deficit accumulated during the development
       stage (Note 10)                                                          (2,405,295 )           (1,845,452 )
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       1,376,282              1,577,303
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                  $    1,767,150        $     1,901,466
====================================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                         Consolidated Statements of Loss

                                                           Cumulative
                                                            Amounts
                                                           from Date
                                                          of Inception
                                                         (August 7, 1992)
                                                            through                 Year Ended December 31,
                                                          December 31,            ----------------------------------
                                                              1997                      1997                1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                       (Restated )
Revenues                                                  $            -     $             -    $              -

Operating expenses:
     Depreciation and amortization                               511,405             130,781             127,852
     Professional fees                                           899,323              95,527             448,866
     Travel                                                      211,160              45,430              31,073
     Research and development                                    216,561             106,999              32,316
     Salaries and wages (Note 11)                                207,750             100,000              83,000
     Public relations                                            134,740              10,746               8,300
     General office                                              211,291              48,191              39,423
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                       2,392,230             537,674             770,830
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                           2,392,230             537,674             770,830
--------------------------------------------------------------------------------------------------------------------

Other (expense) income
     Interest income                                              16,684               5,532               4,019
     Interest expense                                            (39,144)            (15,067)             (7,350)
     Other miscellaneous (expense) income                          9,395             (12,634)             22,197
--------------------------------------------------------------------------------------------------------------------

Total other (expense) income                                     (13,065)            (22,169)             18,866
--------------------------------------------------------------------------------------------------------------------

Net loss                                                  $   (2,405,295)    $      (559,843)   $       (751,964)
--------------------------------------------------------------------------------------------------------------------

Net loss per share                                                           $         (0.07)   $          (0.11)
--------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                                  7,831,675           7,028,113
--------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

               Consolidated Statement of Changes in Stockholders' Equity

                                                                                        Deficit
                                                                                       Accumulated
                                               Common Stock            Additional      During the
                                        ---------------------------     Paid-in       Developmental
                                              Shares        Amount      Capital          Stage               Total
---------------------------------------------------------------------------------------------------------------------
Common stock issued for net assets of
prior entity at $0.21 per share            3,327,000  $      3,327  $      703,538  $            -  $      706,865

Common stock issued for cash at $0.83
per share                                     42,000            42          34,958               -          35,000

Net loss                                           -             -               -         (41,113)        (41,113)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1992           3,369,000         3,369         738,496         (41,113)        700,752

Common stock issued for cash at $0.83
per share                                     24,000            24          19,976               -          20,000

Common stock issued for services at
$0.83 per share                               18,000            18          14,982               -          15,000

Common stock issued for cash at $2.97
per share                                     33,708            34          99,966               -         100,000

Exercise of stock options                    150,000           150               -               -             150

Common stock issued for services at
$2.97 per share                                2,360             2           7,007               -           7,009

Common stock issued for cash at $3.00
per share                                      1,666             2           4,998               -           5,000

Common stock issued for patent rights
at $3.00 per share (Note 4)                  470,000           470       1,409,530               -       1,410,000

Common stock issued for services at
$.54 per share                               130,000           130          70,120               -          70,250

Common stock issued for services at
$.19 per share                                 1,266             1             245               -             246

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

               Consolidated Statement of Changes in Stockholders' Equity


                                                                                        Deficit
                                                                                       Accumulated
                                               Common Stock            Additional      During the
                                        ---------------------------     Paid-in      Developmental
                                              Shares        Amount      Capital          Stage               Total
---------------------------------------------------------------------------------------------------------------------

Adjustments of outstanding shares of
common stock after reverse acquisition
(Note 1)                                     823,913           823            (823)              -               -

Net loss                                           -             -               -        (146,335)       (146,335)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1993           5,023,913         5,023       2,364,497        (187,448)      2,182,072

Common stock issued as a correction of
prior issue                                       25             -              25               -              25

Common stock issued for cash at $.358
per share                                    280,000           280          99,865               -         100,145

Net loss, restated (Note 12)                       -             -               -        (248,200)       (248,200)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1994 (Note
12)                                        5,303,938         5,303       2,464,387        (435,648 )     2,034,042

Common stock issued for services at
$.25 per share                               289,500           290          72,085               -          72,375

Common stock issued for cash at $.25
per share                                    290,000           290          72,211               -          72,501

Common stock issued for cash at $1.00
per share                                      5,000             5           4,995               -           5,000

Common stock issued for reduction of
debt at $.50 per share (Note 5)              100,000           100          49,900               -          50,000

Exercise of stock options                    160,000           160               -               -             160

Exercise of stock options                     50,000            50           6,200               -           6,250


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

               Consolidated Statement of Changes in Stockholders' Equity


                                                                                        Deficit
                                                                                       Accumulated
                                               Common Stock            Additional      During the
                                        ---------------------------     Paid-in      Developmental
                                              Shares        Amount      Capital          Stage               Total
---------------------------------------------------------------------------------------------------------------------

Exercise of stock options                     44,000            44               -               -              44

Exercise of stock options                     32,500            32             293               -             325

Compensatory stock options issued                  -             -          51,375               -          51,375

Net loss, restated (Note 12)                       -             -               -        (657,840)       (657,840)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1995           6,274,938         6,274       2,721,446      (1,093,488)      1,634,232

Common stock issued for services at
$.50 per share                                26,350            26          13,149               -          13,175

Common stock issued for services at
$.60 per share                               390,000           390         233,610               -         234,000

Common stock issued for services at
$.75 per share                                12,263            12           9,185               -           9,197

Common stock issued for reduction of
debt and accrued interest at $.75 per
share                                        182,710           183         136,850               -         137,033

Common stock issued for cash at $.50
per share                                     50,000            50          24,950               -          25,000

Common stock issued for cash at $.75
per share                                     27,333            27          20,472               -          20,499

Common stock issued for reduction of
account payable at $.48 per share            130,000           130          62,570               -          62,700

Common stock issued for reduction of
account payable at $.50 per share             21,413            22          10,685               -          10,707

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

               Consolidated Statement of Changes in Stockholders' Equity


                                                                                        Deficit
                                                                                       Accumulated
                                               Common Stock            Additional      During the
                                        ---------------------------     Paid-in      Developmental
                                              Shares        Amount       Capital          Stage               Total
---------------------------------------------------------------------------------------------------------------------
Common stock issued for reduction of
account payable at $.75 per share             22,632            23          16,951               -          16,974

Exercise stock options (Note 12)             250,000           250          31,000               -          31,250

Contributed services (Note 12)                     -             -          83,000               -          83,000

Compensatory stock options issued
(Note 6)                                           -             -          51,500               -          51,500

Net loss, restated (Note 12)                       -             -               -        (751,964)       (751,964)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1996 (Note
12)                                        7,387,639         7,387       3,415,368      (1,845,452)      1,577,303

Exercise of stock options                    250,000           250               -               -             250

Common stock issued for services at
$.75 per share                                34,210            34          25,624               -          25,658

Common stock issued for cash at $.75
per share                                    261,333           262         195,738               -         196,000

Common stock issued for repayment of
debt and accrued interest (Note 5)             8,318             8           6,230               -           6,238

Exercise stock options                       100,000           100          23,900               -          24,000

Compensatory stock options issued                  -             -           6,676               -           6,676

Contributed services                               -             -         100,000               -         100,000

Net loss                                           -             -               -        (559,843)       (559,843)
---------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1997           8,041,500  $      8,041  $    3,773,536  $   (2,405,295) $    1,376,282
---------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                            Increase (Decrease) in Cash


                                                                Date of
                                                               Inception
                                                            (August 7, 1992)
                                                                through              Year Ended December 31,
                                                               December 31,       ----------------------------------
                                                                 1997                     1997               1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated)
Cash flows from operating activities
    Net loss                                              $      (2,405,295) $       (559,843) $       (751,964)
    Adjustments to reconcile net loss to net
  cash used in operating activities:
       Depreciation and amortization                                511,405           130,781           126,290
       Issuance of common stock for  services                       446,910            25,658           256,372
       Issuance of compensatory stock
  options for services                                              109,551             6,676            51,500
       Contributed services                                         183,000           100,000            83,000
    Changes in assets and liabilities:
       Inventory and supplies                                       (30,802)            4,929                 -
       Prepaid expenses                                              (2,068)           24,932             3,032
       Interest receivable from officer                                   -            (5,464)           (4,019)
       Other                                                        (10,982)            9,206            (2,000)
       Accounts payable                                             319,734             7,576           118,276
       Interest payable                                              28,642            15,367             6,499
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                              (849,905)         (240,182)         (113,014)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Capital expenditures                                            (42,056)          (13,705)           (2,881)
    Advances to officer                                             (69,622)          (15,432)           (5,930)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              (111,678)          (29,137)           (8,811)
-----------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                     Consolidated Statements of Cash Flows


                                             Increase (Decrease) in Cash


                                                                Date of
                                                               Inception
                                                            (August 7, 1992)
                                                                through              Year Ended December 31,
                                                               December 31,       ----------------------------------
                                                                 1997                     1997               1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Proceeds from issuance of convertible debt                      100,000             50,000             50,000
    Proceeds from exercise of stock options                          62,429             24,250             31,250
    Net proceeds from notes payable                                 226,144                  -                  -
    Proceeds from sale of common stock                              579,170            196,000             45,499
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                           967,743            270,250            126,749
--------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                  6,160                931              4,924

Cash at beginning of period                                               -              5,229                305
--------------------------------------------------------------------------------------------------------------------

Cash at end of period                                     $           6,160   $          6,160   $          5,229
--------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing
   and financing activities
     Issuance of common stock in exchange for:
       Patent and distribution rights                     $       2,116,865   $              -   $              -
       Reduction of note payable                                    185,000              5,000            130,000
       Reduction of accrued interest                                  8,271              1,238              7,033
       Reduction of accounts payable                                 90,381                  -             90,381
--------------------------------------------------------------------------------------------------------------------

Supplemental schedule of cash activities
     Interest paid in cash                                $               -   $              -   $              -
--------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                         Summary of Accounting Policies



       Nature of Business         Lifestream Technologies, Inc. ("Lifestream
                                  Technologies" or "the Company") is a
                                  development stage enterprise which holds exclusive manufacturing and marketing rights in the United States for the Cholestron, a hand held instrument that measures cholesterol levels as well as other components in blood.
                                  The Company was incorporated pursuant to the laws of the state of Nevada in June 1992.

       Basis of Presentation      The consolidated financial statements include
                                  the operations of the Company and its wholly owned subsidiary, Lifestream Diagnostics, Inc.
                                  All intercompany accounts and transaction have been eliminated upon consolidation.

       Cash Equivalents           For financial reporting purposes, the Company
                                  considers all highly liquid investments
                                  purchased with an original maturity of three months or less to be a cash equivalent.
                                  Financial instruments which potentially
                                  subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

       Equipment and Leasehold    Equipment and leasehold improvements are
       Improvements               recorded at cost. Depreciation and
                                  amortization are provided using the
                                  straight-line method over the useful lives or lease term of the respective assets. Major additions and betterments are capitalized.
                                  Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

       Patent The costs associated with acquiring patented technology have been capitalized and are being charged to expense using the straight line method of amortization over seventeen years, the estimated useful life of the patent.

                                  In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                         Summary of Accounting Policies


                                  undiscounted future cash flows from the
                                  intangible assets are compared with the
                                  current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

       Income Taxes               Income taxes are provided based on the
                                  liability method of accounting pursuant to Statement of Financial Accounting Standards
                                  ("SFAS") No. 109, "Accounting for Income
                                  Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of such an asset.

       Research and Development   Research and development costs are charged to
                                  expense as incurred.

       Estimates                  The preparation of financial statements in
                                  conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Fair Value of Financial    The carrying amounts reported in the
       Instruments                consolidated balance sheets as of December 31,
                                  1997 and 1996 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the note receivable from an officer cannot be determined. The fair value of long-term debt and notes payable approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions.

       Stock Based Compensation   SFAS No. 123, "Accounting for Stock-Based
                                  Compensation," encourages, but does not
                                  require, companies to record compensation

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                         Summary of Accounting Policies



                                  cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

       Net Loss Per Share         In February 1997, The Financial Accounting
                                  Standards Board ("FASB") issued SFAS No. 128,
                                  Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures.
                                  Adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants, which cover 545,912 shares of the Company's common stock at December 31, 1997, are antidilutive for all periods presented only basic EPS is presented. These securities could potentially dilute future EPS calculations.

       New Accounting             In June 1997, the FASB issued SFAS No. 130,
       Pronouncements             Reporting Comprehensive Income, and SFAS No.
                                  131, Disclosures about Segments of an
                                  Enterprise and Related Information. SFAS No.
                                  130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


1.     Development Stage          The Company has been in the development stage
       Operations and Going       since its inception. The Company has had no
       Concern                    recurring source of revenue, has incurred
                                  operating losses since inception and, at December 31, 1997, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                                  Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998. To this end, in January 1998, the Company entered into a license and supply agreement with a third party manufacturer pursuant to which the manufacturer will supply the Company with cholesterol measurement modules which incorporate the Company's technology. Production will commence once the product has been granted government approval. There can be no assurances that the Company will be successful in executing its plans.

2.     Equipment and Leasehold    Property and equipment consists of the
       Improvements               following:


                                    December 31,                                          1997             1996
                                   -------------------------------------------------------------------------------
                                   Office and data processing
                                   equipment                                     $      35,146    $      21,441
                                   Leasehold improvements                                6,910            6,910
                                   -------------------------------------------------------------------------------

                                                                                        42,056           28,351
                                   Less accumulated depreciation                        18,302           12,216
                                   -------------------------------------------------------------------------------

                                   Property and equipment, net                   $      23,754    $      16,135
                                   -------------------------------------------------------------------------------

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


3.     Note Receivable - Officer   The Company's president has received various
                                   cash advances pursuant to terms of an
                                   unsecured promissory note. Advances under the note, which accrue interest at 8% and have no stated maturity date, totaled $69,622 and $54,189 at December 31, 1997 and 1996. As
                                   repayment is not expected during 1998, the entire balance is classified as noncurrent.

4.     Intangible Assets           In 1992, the Company acquired all of the
                                   assets and liabilities of a related party development partnership for 3,327,000 shares of the Company's common stock. The net assets acquired, which were recorded on the Company's books at the historical cost basis of the partnership, by the Company primarily included license and distribution rights which had been previously acquired by the development partnership for cash of approximately $700,000 from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patents and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,410,000.

5. Notes Payable                   Notes payable consist of the following:

                                    December 31,                                          1997             1996
                                   -------------------------------------------------------------------------------
                                   Note payable to an individual (1)             $       6,000    $       6,000
                                   Note payable to an individual (2)                         -            5,000
                                   Note payable to a corporation (3)                    35,144           35,144
                                   -------------------------------------------------------------------------------

                                   Notes payable                                 $      41,144    $      46,144
                                   -------------------------------------------------------------------------------

                              (1) During the year ended December 31, 1995, the
                                  Company borrowed $6,000 from an individual pursuant to terms of an unsecured promissory note. The note has a stated interest rate of prime plus two percent (10.5% at December 31, 1997). The holder was also granted warrants to purchase 24,000 shares of the Company's common stock at a per share price of $.001. The note is due upon

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


                                  the Company successfully raising $100,000 or more in either a public or private equity offering.

                              (2) During the year ended December 31, 1995, the
                                  Company borrowed $5,000 from an individual pursuant to terms of an unsecured promissory note. The note had a stated interest rate of prime plus two percent. The holder was also granted warrants to purchase 20,000 shares of the Company's common stock at a per share price of $.001. During the year ended December 31, 1997, the Company issued 8,318 shares of its common stock to retire the note and accrued interest thereon of $1,238.

                              (3) During the years ended December 31, 1994 and
                                  1993, the Company was advanced $75,000 from a corporation. During the year ended December 31, 1995, the Company retired $50,000 of this obligation through the issuance of 100,000 shares of its common stock. The remaining $25,000, together with accrued interest of $10,144 was converted into an unsecured promissory note bearing interest at 8%. The principal balance of the note, and accrued interest thereon, is due upon the Company successfully completing a private or public equity offering in which the net proceeds to the Company exceed $500,000.

6.     Convertible Debt           During each of the years ended December 31,
                                  1997 and 1996, the Company received $50,000 pursuant to the terms of two convertible promissory notes. The promissory notes are unsecured and bear interest at prime plus two percent (10.5% at December 31, 1997). The notes mature in November 1999 and March 2000, at which time the outstanding principal and interest are due. The holder of the notes has the right to convert the outstanding principal into shares of the Company's common stock at any time prior to maturity at a per share rate of $.75.

7.     Related Party Payable      At December 31, 1997, the Company has an
                                  amount payable to an entity affiliated
                                  through common ownership of $12,435, which is payable on-demand.

8.     Stock Options              The Company has an Employee Stock Option Plan
                                  (the "Plan") which provides for the grant of options to purchase shares of the

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


                                  Company's common stock at exercise prices determined by the Board of Directors. As of December 31, 1997, all 600,000 options originally made available under the Plan, remain available for grant.

                                  The Company grants from time to time stock options to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the chief executive officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company funds to further develop the product. As such, the options when granted require the Company to recognize expenses and an increase in additional paid-in capital.

                                  The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: expected life of option of four years, expected volatility of 40%, risk-free interest rate of 6% and a dividend yield of 0%.

                                  The following table summarizes the stock option activity since inception:

                                                                                                       Weighted
                                                                                                        Average
                                                                                                       Exercise
                                                                                          Shares          Price
                                   -------------------------------------------------------------------------------

                                   Options outstanding at December 31, 1995            1,093,333  $       0.21

                                   Granted                                               161,834          0.09
                                   Expired                                               (33,333)        (3.00)
                                   Exercised                                            (250,000)        (0.13)
                                   -----------------------------------------------------------------------------

                                   Options outstanding at December 31, 1996              971,834          0.11

                                   Granted                                                95,745          0.37
                                   Expired                                              (171,667)        (0.11)
                                   Exercised                                            (350,000)        (0.07)
                                   -----------------------------------------------------------------------------

                                   Options outstanding at December 31, 1997              545,912  $       0.19
                                   -----------------------------------------------------------------------------

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


                                  The fair value at the date of grant of the options granted was $6,676 and $51,500 during the years ended December 31, 1997 and 1996.

                                  The following table summarizes information about outstanding options at December 31, 1997:

                                                          Options Outstanding             Options Exercisable
                                                 -------------------------------------- ------------------------
                                                                  Weighted
                                                                   Average    Weighted                 Weighted
                                        Range of                 Remaining     Average                  Average
                                        Exercise      Number    Contractual    Exercise      Number     Exercise
                                         Prices     Outstanding   Life (YRS)    Price      Exercisable    Price
                                   -------------------------------------------------------------------------------
                                   $0.001             115,000     0.28      $    0.001     115,000  $     0.001
                                   $0.10-$0.15        159,412     7.05            0.11     130,000         0.10
                                   $0.20-$0.25        220,167     4.06            0.24     171,701         0.23
                                   $0.75               51,333     2.63            0.60      20,000         0.50
                                   -------------------------------------------------------------------------------

                                   $0.001-$0.75       545,912     4.00      $     0.14     436,701  $      0.14
                                   -------------------------------------------------------------------------------

9.  Operating Lease               The Company leases its office space and
                                  certain equipment pursuant to the terms of various operating leases expiring through
                                  2000.

                                  Future minimum lease payments required under these leases is as follows:

                                                                                                         Amount
                                   -------------------------------------------------------------------------------
                                            1998                                                   $      9,547
                                            1999                                                          9,080
                                            2000                                                          4,242
                                   -------------------------------------------------------------------------------

                                                                                                   $     22,869
                                   -------------------------------------------------------------------------------

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements


                                  Rent expense for the years ended December 31, 1997 and 1996 was $10,284 and $8,047.

10.    Income Taxes               At December 31, 1997 and 1996, the Company had
                                  deferred tax assets of approximately $870,000 and $690,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1997 and 1996.

                                  At December 31, 1997, the Company has net operating loss carryforwards totaling approximately $2,200,000 which expire in the years 2005 through 2012.

11.    Commitments and            The Company entered into an employment
       Contingencies              agreement in March 1996 with itspresident.
                                  This agreement is automatically extended on an annual basis, unless terminated by either party. The agreement calls for an annual salary of $100,000. Further, this agreement also provides for six months of severance pay in the event this individual is terminated by the Company. The officer has elected to forego payments for services provided in 1997 and 1996. Compensation due to the officer under this agreement in 1997 and 1996 of $100,000 and $83,000 was expensed and has been reflected as contributed services in the Company's financial statements.


12.    Restatement of Previously  In 1993, the Company acquired the distribution
       Issued Financial           rights to the patented technology discussed in
       Statements                 Note 4 from a corporation for $280,000, for
                                  which the Company recorded an intangible asset. The purchase agreement required the Company to pay $25,000 at closing with the remaining $255,000 to be paid during the

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements

                                  subsequent two years. The Company did not make any of the subsequent payments creating a default under terms of the agreement. This default caused the distribution rights to be forfeited back to the seller. The Company did not previously record this default and continued to amortize the intangible asset.

                                  The Company also did not previously record compensation expense in 1996 for services contributed to it pursuant to the terms of the employment agreement discussed in Note 11. Also in 1996 an error was made in recording the exercise of stock options.

                                  The financial statements of prior years have been restated to reflect the correction of these errors as follows:

                                                                              Year Ended December 31,
                                                                     -------------------------------------------
                                                                           1994            1995            1996
                                   -----------------------------------------------------------------------------
                                   Loss, as previously
                                   reported                        $   (225,946)  $   (674,310)  $   (670,654)
                                   Write-off and
                                   amortization of  intangible
                                   asset                                (22,254)        16,470         32,690
                                   Contributed services                                               (83,000)
                                   Exercise of stock option                                           (31,000)
                                   ----------------------------------------------------------------------------

                                   Loss, as restated               $   (248,200)  $   (657,840)  $   (751,964)
                                   ----------------------------------------------------------------------------

                                  These errors had no impact on previously reported loss per share amounts.

Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 1997 Lifestream Technologies, Inc. (the "Registrant" or the "Company") dismissed the accounting firm of Terrence J. Dunne, CPA ("Mr. Dunne") as the Company's independent accountant. The Board of Director's decision to change independent accounting firms was the result of a mutually agreeable decision between the Registrant and Mr. Dunne to discontinue their relationship, which resulted in Mr. Dunne submitting a resignation letter to the Registrant, that was received on November 15, 1997. The Registrant solicited a formal proposal from BDO Seidman, LLP ("BDO") due to BDO's reputation and expertise in the medical products manufacturing industry.

During the two most recent fiscal years and the subsequent interim period prior to December 5, 1997, there have been no disagreements with Mr. Dunne on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Mr. Dunne's report on the consolidated financial statements of the Company for the past two years contained an explanatory paragraph relative to a going concern uncertainty. There were no limitations on the scope of the opinion or on the work performed.

The Registrant provided the above disclosure to Mr. Dunne, and requested that he furnish the Registrant with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether he agreed with the above statements. Mr. Dunne in his letter dated May 4, 1998, stated that he did in fact agree with the statements made herein.

The Registrant engaged BDO effective December 5, 1997. During the years ended December 31, 1997 and 1996, the Registrant did not consult with BDO regarding:
(I) the application of accounting principles to a specified transaction; (ii) the type of opinion that might be rendered on the Registrant's financial statements; or (iii) any matter that was the subject of a disagreement with the Registrant's former accountant or a reportable event (as contemplated by Item 304 of Regulation S-B)

The Registrant provided BDO with a copy of the 8-K, and requested that BDO review such report before it was filed with the SEC and had given BDO the opportunity to furnish the Registrant with a letter addressed to the SEC containing any new information, clarification or statement as to whether they agreed with the statements made by the Registrant regarding Lifestream Technologies, Inc.'s relationship with BDO.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The current executive officers, directors and significant employees of the Company are as follows:

         Name                    Age                        Position
         ----                    ---                        --------

Christopher Maus                 45                President, CEO & Director

Robert F. Boyle, CPA             54                Secretary and Treasurer

Terrence Schreier                50                Chairman of the Board

David Klausmeyer                 67                Director

William Gridley                  58                Director

Each director is elected to hold office for a two year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of the Company serve at the pleasure of the Company's Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of the company.

Christopher Maus brings significant experience in marketing and distribution leadership for start-up ventures in the consumer health and beauty industry. In the past, he managed the manufacture and international sales for eight different products in a medical industry niche market. His Solaire Cosmetic Device company grew to $12 million in sales in 18 months. In addition to coordinating development of the Cholestron device, gathering and managing a team of top development and management professionals, he facilitated the raising of approximately $4 million for the formation of the company. He has been a Director, President and Chief Executive Officer of the Company since its reorganization in February of 1994. From 1989 to 1994, Mr. Maus was a partner in the Lifestream Development Partnership engaged in product research and development and various pre-marketing and pre-production actions necessary to establish the basis for the Cholestron device.

Robert F. Boyle joined the Company in April of 1996 as its secretary/treasurer. Mr. Boyle is a Certified Public Accountant and Member of the AICPA Society for over thirty years. Recently, Mr. Boyle sold his interest in a large regional public accounting practice located in Northern California. Prior to this sale, Mr. Boyle was partner in charge, where his numerous duties included the management of the practice and personnel, client development and performance and review of accounting and tax services. Mr. Boyle graduated from San Diego State University in 1967.

W. Terry Schreier brings a broad base of experience through numerous business endeavors. Mr. Schreier began his career (practice) with a legal firm in Kansas with an emphasis in corporate finance, health care and security law. He joined Marion Laboratories, Inc. in 1978 as senior corporate counsel with major responsibilities for corporate and financial development. Mr. Schreier has been CEO for a number of public companies including Continental Healthcare Systems, Inc., in 1985, Cell Technology, Inc., in 1991, Air Methods Corporation, in 1994, and has been the Managing Director for Transition Partners, Ltd. since 1994. Mr. Schreier has a M.B.A. in finance and J.D. in corporate and security law. Mr. Schreier has been Chairman of the Board of Directors since October of 1995.

David Klausmeyer has been President and Director of Nanodynamics,Inc., a privately held company engaged in scientific instrument development, since 1989. He is a managing partner of Southwest Reification Ventures Group, Houston, a venture capital consulting firm. Additionally, since 1993 he has served as co-chairman and U. S. Representative of G. H. Securities Ltd., a broker-dealer firm engaged in the securities business outside of the United States. Klausmeyer also currently serves on the Board of Directors of numerous companies including, Imaging Products, Inc., a firm engaged in rare isotope research, and TWK Technologies, Inc., an advanced semi-conductor development firms. He serves on the advisory board for Onasco Companies, a diagnostic kit manufacturing company. In the past he has served in an executive capacity and as director with numerous public and private companies. Klausmeyer has been involved in numerous financing, mergers and joint ventures during his 35 year career in corporate finance. He received a BSS degree from Georgetown University and has been a Director of the Company since February of 1994.

William Gridley is president of Kingston Technologies, a medical products company with merchandise for wound and skin care, cardiology, radiology and ophthalmology. His extensive financial background in investment management and development includes serving in the past as president for several companies, among them Brandywine Investors, Ind., Crescent Diversified, Ltd. and Competrol BVI. Additionally, Mr. Gridley held the post of Executive Vice President of American Express Bank for six years, and Vice president of Chase Manhattan Bank for eleven years. He is currently Vice Chairman and Chairman of the Finance Committee at Tuskegee University, a position he has held since 1980. Mr. Gridley earned a BA from Yale University. William Gridley has been a Board Member since February of 1996.

Item 10.  Executive Compensation.

Cash Compensation

Below is the aggregate annual remuneration of each of the highest paid persons who are officers or directors of the Company during the Company's last two years ended December 31, 1997 and 1996.

                           Summary Compensation Table
                                                                                        Other Annual
Name and Principal Position               Year       Salary            Bonus            Compensation
----------------------------------------------------------------------------------------------------
Christopher Maus                          1997          $100,000(1)       $0               $0
President, CEO, Director                  1996          $ 83,000(1)       $0               $0
                                          1995          $      0(2)       $0               $0

1. In March 1996, the Company executed an employment contract with Mr. Maus (see employment agreements below). As such Mr. Maus was entitled to a salary of $100,000 per year. Mr. Maus elected to waive the salary for both years (expense was recorded with an offset to contributed capital)
2. No compensation was paid to Mr. Maus in 1995 due to his limited involvement in Company matters. The Company did not impute an salary as such an amount was determined to be immaterial.

Employment Agreements

The Company executed an employment agreement with its Chief Executive Officer in March 1996. The agreement was established to annually renew if not terminated by either party. The agreement states an salary of $100,000 per year and includes six months of severance pay in the event of termination.


Option/SAR Grants in The last Fiscal Year
-----------------------------------------

For the year ended December 31, 1997, there were no option or SAR grants to the Chief Executive Officer.


               Aggregated Option Exercises in Last Fiscal Year and
                       1997 Fiscal Year End Option Values

                  Shares                               Number of Unexercised            Value of Unexercised
                  Acquired on                           Options at FY-End               In the Money Options
Name              Exercise        Value Realized     Exercisable   Unexercisable     Exercisable  Unexercisable
----              --------        --------------     -----------   -------------     -----------  -------------
Christopher Maus    250,000            $82,250          -0-             -0-           -0-                 -0-

Stock Option Plan

The Company has reserved 600,000 shares of its Common Stock for issuance upon the exercise of options to be granted or available for grant under an Incentive Stock Option Plan ("ISOP"). Options granted under the ISOP fall within the meaning and conform to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the terms of the ISOP, all officers, employees, consultants, and advisors of the Company will be eligible for ISOs. The Board of Directors will determine in its discretion which persons will receive ISOs, the applicable vesting provisions, and the exercise term thereof. The terms and conditions of each option grant may differ and will be set forth in the optionee's individual incentive stock option agreement. The Company has currently not issued any shares under the ISOP.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 4, 1998 (a) by each person known to the Company to own beneficially or more than 5% of any class of the Company's securities, including those shares subject to outstanding options and
(b) by each of the Company's Officers and Directors and (c) by all officers and directors of the company as a group. As of May 4, 1998, there were 8,502,829 shares of Common Stock of the Company issued and outstanding. Except as otherwise set forth, the address of each of the individuals described below is 515 Pine St., Suite 200, Sandpoint, Idaho 83864.

Name and address of Owner                             Shares Beneficially Owned            Percent of Class
-------------------------                             -------------------------            ----------------
Christopher Maus                                                1,902,700                           22.38%
President , Chief Executive Officer & Director

Robert F. Boyle, CPA                                               96,667                            1.14%
Secretary and Treasurer

W. Terry Schreier                                                 328,333                            3.86%
Chairman of the Board
1942 Broadway, Suite 303
Boulder, CO.  80302

David Klausmeyer                                                   70,000                             .82%
Director
288 Litchfield Lane,
Houston, TX.  77024

William Gridley                                                    29,167                             .34%
Director
405 Park Ave., 4th floor
NY., NY.  10022
                                                                 --------                           ------
All Officers and Directors as a Group                           2,426,867                           28.54%
                                                                =========                           ======
(5 persons)

Tim Mathers                                                     1,140,000                           13.40%
4901 S. Franklin St.
Eaglewood, CO 80110

Michael Stranahan                                                 739,500                            8.70%
132 W. Second St., Suite A
Perrysburg OH 43551

Item 12.  Certain Relationships and Related Transactions.

The President of the Company has received various cash advances which were formalized into a note receivable on December 31, 1995. The note bears interest at 8% per annum until paid and is due on demand. The note receivable balance at December 31, 1997 and 1996, respectively, was $69,622 and $54,189.

Item 13. Exhibits and Reports on Form 8-K

               1.  Exhibit 27 - Financial Data Schedule
                                       22

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.



BY:      /s/ Christopher Maus
         ------------------------------------------------------------------
         Christopher Maus, President, Chief Executive Officer, and Director

DATE:    May 13, 1998


BY:      /s/ William Gridley
         ------------------------------------------------------------------
         William Gridley, Director

DATE:    May 13, 1998


BY:      /s/ Robert F. Boyle
         -----------------------------------------------------------------
         Robert F. Boyle, Secretary and Treasurer

DATE:    May 13, 1998