Form 10QSB
period 1998-03-31
LIFESTREAM TECHNOLOGIES INC
filed 1998-05-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets for the three months ended March 31, 1998
           and the year ended December 31, 1997                               2

           Statements of Loss for the three months ended March 31,
           1998 and 1997, and from the period from date of inception
           (August 7, 1992) through March 31, 1998                            3

           Statements of Cash Flows for the three months ended March
           31, 1998 and 1997, and from the period from date of
           inception (August 7, 1992) through March 31, 1998                  4

           Notes to consolidated financial statements                         5

Item 2.  Management's Discussion and Analysis or Plan of Operation            7


PART II.  OTHER INFORMATION                                                  12


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



Part I.  FINANCIAL INFORMATION                                               Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                (A Development Stage Company)
                                                                              Consolidated Balance Sheets


                                                                            March 31,       December 31,
                                                                                 1998               1997
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Assets

Current assets:
     Cash                                                            $        223,193   $          6,160
     Interest receivable, officer                                              10,842              9,482
     Inventory and supplies                                                    30,802             30,802
     Deferred financing charge                                                148,545                  -
     Prepaid expenses                                                           2,068              2,068
-----------------------------------------------------------------------------------------------------------

Total current assets                                                          415,450             48,512
-----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                      28,780             23,754
-----------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                            1,592,589          1,623,762
     Note receivable, officer                                                  69,622             69,622
     Other                                                                      2,897              1,500
-----------------------------------------------------------------------------------------------------------

Total other assets                                                          1,665,108          1,694,884
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $      2,109,338   $      1,767,150
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $        174,708   $        216,918
     Interest payable                                                          23,911             20,371
     Related party payable                                                          -             12,435
     Payroll taxes payable                                                      6,378                  -
     Notes payable                                                             41,144             41,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                     246,141            290,868
Convertible debt                                                              375,000            100,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             621,141            390,868
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock                                                                -                  -
     Common stock                                                               8,351              8,041
     Additional paid-in capital                                             4,095,488          3,773,536
     Deficit accumulated during the development stage                      (2,615,642)        (2,405,295)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  1,488,197          1,376,282
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $      2,109,338   $      1,767,150
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

                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                          Consolidated Statements of Loss


                                                         Cumulative
                                                       Amounts from
                                                  Date of Inception
                                                    (August 7, 1992)              Three Months Ended
                                                            through                     March 31,
                                                          March 31,        --------------------------------
                                                               1998               1998              1997
-----------------------------------------------------------------------------------------------------------
                                                          Unaudited          Unaudited         Unaudited
Revenues                                            $             -    $             -   $             -

Operating Expenses:
   Depreciation and amortization                            552,625             41,220            36,385
   Professional services                                    946,488             47,165            52,232
   Travel                                                   219,083              7,923             4,644
   Research and product development                         246,346             29,785            12,576
   Salaries and wages                                       249,750             42,000            25,000
   Other, general office                                    385,720             39,689             9,999
-----------------------------------------------------------------------------------------------------------

Total operating expenses                                  2,600,012            207,782           140,836
-----------------------------------------------------------------------------------------------------------

Loss from operations                                     (2,600,012)          (207,782)         (140,836)

Other (expense) income, net                                 (15,630)            (2,565)           (1,602)
-----------------------------------------------------------------------------------------------------------

Net loss                                                 (2,615,642)   $      (210,347)  $      (142,438)
-----------------------------------------------------------------------------------------------------------

Net loss per share                                                     $         (0.02)  $         (0.02)
-----------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding
                                                                             8,197,158         7,522,031
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

                                                                               Lifestream Technologies, Inc.
                                                                               (A Development Stage Company)
                                                                       Consolidated Statements of Cash Flows

                                       Increase (Decrease) in Cash


                                                               Date of
                                                             Inception
                                                       (August 7, 1992)            Three Months Ended
                                                               through                   March 31,
                                                             March 31,       ---------------------------
                                                                  1998             1998           1997
--------------------------------------------------------------------------------------------------------
                                                             Unaudited        Unaudited        Unaudited

Net cash used in operating activities                  $    (1,054,216) $     (204,311)  $     (34,972)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                        (49,424)         (7,368)         (2,223)
   Advances to officer                                         (69,622)              -               -
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (119,046)         (7,368)         (2,223)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                  375,000         275,000          50,000
   Proceeds from stock options exercised                        64,379           1,950               -
   Proceeds from sale of common stock                          730,932         151,762               -
   Net proceeds from notes payable                             226,144               -               -
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    1,396,455         428,712          50,000
--------------------------------------------------------------------------------------------------------

Net increase in cash                                           223,193         217,033          12,805

Cash at beginning of period                                          -           6,160           5,229
--------------------------------------------------------------------------------------------------------

Cash at end of period                                  $       223,193  $      223,193   $      18,034
--------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $     2,116,865  $            -   $           -
     Reduction of note payable                         $       185,000  $            -   $           -
     Reduction of accrued interest                     $         8,271  $            -   $           -
     Reduction of accounts payable                     $        90,381  $            -   $           -
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

B.   Development Stage     The Company has been in the development stage since
     Operations            its inception. The Company has had no recurring
     and                   source of revenue, has incurred operating losses
     Going Concern         since inception and, at March 31, 1998, has a working
                           capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.
                           Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998.

C.   Research and          Research and development costs are charged to
     Development           expense as incurred.

D.   Intangible            In 1992, the Company acquired all of the assets and
     Assets                liabilities of a related party development
                           partnership for 3,327,000 shares of the Company's common stock. The net assets acquired by the Company primarily included license and distribution rights which had been previously acquired by the development partnership for cash of approximately $700,000 from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patents and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,400,000. In accordance with the provisions of SFAS
                           No. 121, "Accounting for the Impairment of Long-lived
                           Assets and for Long-lived Assets to be Disposed of", management of the Company reviews the carrying value of its intangible assets on a regular basis.
                           Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

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

F.   Convertible Debt      In March 1998, the Company was advanced $250,000
                           pursuant to the terms of a convertible debt agreement
                           (the "Agreement"). Advances received under the Agreement are due in March 1999, accrue interest at 8% and are secured by shares of the Company's common stock held by the Company's president. The Agreement provides that, at the option of the holder, amounts advanced may be converted into shares of the Company's common stock at a per share rate of $1.25.
                           As inducement to advance the funds, the Company issued the holder 125,000 shares of the Company's common stock. This stock issuance was recorded as a deferred finance charge which will be amortized to expense over the Agreement period.

                           In March 1998, the Company executed a $25,000 convertible debt agreement. The agreement stated terms which included an interest rate equal to prime plus 2%, a 3 year period until maturity and a conversion feature which is at a rate of $1.00 per share.

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

The CholestronTM will initially monitor only total cholesterol levels, but the Company plans subsequent introductions of systems and disposable test strips which can also make readings of high-density lipoprotein ("HDL") cholesterol, triglycerides, low-density lipoprotein ("LDL") cholesterol levels, and possible glucose in one instrument.

Lifestream plans to introduce the CholestronTM to the market through health professionals, including physicians, HMO's and wellness/lifestyle educators (work site health promotion programs). Also, the Company will distribute its products to pharmacists and physicians to support the introduction and compliance for cholesterol lowering therapy, and to pharmacists offering on-site testing to their customers. The consumer product, introduced after successful launch to the professional market, will be geared toward patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program on a retail basis.

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

By accessing Lifestream's secured intranet program created jointly with Secured Interactive Technologies, Inc. (formerly Interactive Health Evaluation Systems, Inc.) a health information software company, the physician can merge the "smart card" patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program can then be printed out and reviewed with the patient and the physician within a couple of minutes. It can be continually updated, providing physicians with a state-of-the-art tool to evoke behavioral change.

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

As of March 31, 1998, Lifestream had an accumulated deficit of approximately $2,615,642. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its product, CholestronTM, through-out North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

Management's Discussion and Analysis
------------------------------------

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses increased to $207,782 in the three months ended March 31, 1998, from $140,836 for the same period of the corresponding year. The increase of $66,946, or 48% was due to primarily to the increase in compensation costs as the Company hired three new employees during the quarter ended March 31, 1998, and the increase in other office expenses associated with the development of a public relations program and participation in major medical industry trade shows.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to both interest earned and paid and for other miscellaneous non-operating matters. For the three months ended March 31, 1998, other expenses and income was a net expense of $2,565 as compared to a net expense of $1,602 for the corresponding period of the prior year. The increase of $963 was primarily attributable to additional interest expense on the increased balance of convertible debt.

Net Loss:

The Company's net loss was $210,347 for the three months ended March 31, 1998 and $142,438 for the three months ended March 31, 1997. This represents and increase in the loss for the same period of $67,909, or 48%. This increase in the loss was primarily associated with the increase in both compensation, due to additional employees, and trade payables related to product and market development including participation in several trade shows.

Financial Condition:

From inception (August 7, 1992) to March 31, 1998, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

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

In both 1997 and 1996, the Company received a total of $100,000 pursuant to the terms of two separate convertible promissory notes. These notes contain terms which specify a conversion to shares of common stock at a rate of $0.75 or final maturity in November 1999, and March 2000.

Additionally, in the first quarter of March 1998, the Company issued two separate convertible debt agreements, for a total of $275,000. The first issuance was a $25,000 convertible debt agreement which included stated terms of an interest rate equal to prime plus 2%, a 3 year period until maturity and a conversion feature which is at a rate of $1.00 per share. The second issuance specified a conversion feature at a rate of $1.25 per share or final maturity in March 1999. This debt issuance also was secured by a Stock Pledge Agreement executed between the Lender and the Company's Chief Executive Agreement.

During the three months ended March 31, 1998, the Company used cash in operating activities of $204,311 as compared to $34,972 for the three months ended March 31, 1997. This increase of $169,339 was primarily due to the increase in net loss of the period and the increase in payables relative to compensation and medical trade show participation. As of March 31, 1998, the Company has a cash balance of $223,193.

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

New Accounting Pronouncements:

   SFAS 128 In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Adoption of SFAS No. 128 did not have a significant effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, and is only applicable in those periods in which the Company reports positive net income. .

   SFAS 130 and      In June 1997, the FASB issued SFAS No. 130, Reporting
   131               Comprehensive Income, and SFAS No. 131, Disclosures about
                     Segments of an Enterprise and Related Information. SFAS No.
                     130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibit 27 - Financial Data Schedule

SIGNATURES


In accordance with the to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.
-------------------------------
          (Registrant)


BY:  /s/ Christopher Maus
     ------------------------------------------------------------------
     Christopher Maus, President, Chief Executive Officer, and Director

DATE:  May 13, 1998
       ------------