Form 10QSB
period 1998-06-30
LIFESTREAM TECHNOLOGIES INC
filed 1998-08-14
CIK 1029738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

            201 LINDEN STREET, SUITE 302, FT. COLLINS, COLORADO 80524
                    (Address of principal executive offices)

                                 (970) 416-9966
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

The number of shares outstanding of the registrant's common stock as of August 10, 1998 was 10,936,366.

Transitional Small Business Disclosure Format.  Yes [ _ ] No [ X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

            Balance Sheets as of June 30, 1998 and December 31, 1997       2

            Statements of Loss for the six months ended June 30, 1998
            and 1997, the three month period ended June 30, 1998 and
            1997, and from the period from date of inception (August
            7, 1992) through June 30, 1998                                 4

            Statements of Cash Flows for the six months ended June 30, 1998 and 1997, and from the period from date of inception (August 7, 1992) through June 30, 1998 5

            Notes to consolidated financial statements                     6

Item 2. Management's Discussion and Analysis - Plan of Operation           9


PART II.          OTHER INFORMATION                                       14


Item 2.           Changes in Securities and Use of Proceeds
Item 4.           Submission of Matters to a Vote of Security Holders
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                17

Exhibit Index                                                             18


Part I.  FINANCIAL INFORMATION                                               Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                (A Development Stage Company)
                                                                               Consolidated Balance Sheets

                                                                             June 30,       December 31,
                                                                                 1998               1997
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Assets

Current assets:
     Cash and cash equivalents                                       $      1,601,277   $          6,160
     Interest receivable, related parties                                      12,577              9,482
     Inventory and supplies                                                    30,802             30,802
     Prepaid expenses                                                          11,107              2,068
-----------------------------------------------------------------------------------------------------------

Total current assets                                                        1,655,763             48,512
-----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                     510,991             23,754
-----------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                            1,561,416          1,623,762
     Notes receivable, related parties                                        119,622             69,622
     Officer advances                                                           5,212              1,500
-----------------------------------------------------------------------------------------------------------

Total other assets                                                          1,686,250          1,694,884
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $      3,853,004   $      1,767,150
-----------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                               Consolidated Balance Sheets

                                                                             June 30,       December 31,
                                                                                 1998               1997
-----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $        224,053   $        216,918
     Accrued compensation                                                      36,866                  -
     Interest payable                                                           2,222             20,371
     Related party payable                                                          -             12,435
     Capitalized lease obligation, current                                     40,287                  -
     Notes payable, current                                                    11,720             41,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                     315,148            290,868
-----------------------------------------------------------------------------------------------------------

Capitalized lease obligation, less current maturities                         150,220                  -
Notes payable, less current maturities                                         21,871                  -
Convertible debt                                                                    -            100,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                             487,239            390,868
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock                                                                -                  -
     Common stock                                                              10,773              8,041
     Additional paid-in capital                                             7,456,382          3,773,536
     Unearned stock compensation                                             (569,835)                 -
     Deficit accumulated during the development stage                      (3,531,555)        (2,405,295)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  3,365,765          1,376,282
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $      3,853,004   $      1,767,150
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

                                                                                   Lifestream Technologies, Inc.
                                                                                      (A Development Stage Company)
                                                                                    Consolidated Statements of Loss


                                       Cumulative
                                     Amounts from
                                Date of Inception
                                  (August 7, 1992)         Six Months Ended              Three Months Ended
                                          through              June 30,                       June 30,
                                         June 30,    -----------------------------   ---------------------------
                                             1998        1998            1997           1998           1997
------------------------------------------------------------------------------------------------------------------
                                        Unaudited       Unaudited       Unaudited      Unaudited      Unaudited
Revenues                            $           -  $            -   $           -  $           -  $           -

Operating Expenses:
   Depreciation and amortization          745,206         233,801          72,773        197,416         36,388
   Professional services                1,148,532         249,209          78,331        196,977         26,099
   Travel                                 266,602          55,442          14,614         50,798          9,970
   Research and product                   394,226         177,665          24,687        165,089         12,111
    development
   Salaries and wages                     385,249         177,499          50,000        152,499         25,000
   Public relations                       202,500          67,760               -         67,760              -
   Other, general office                  359,901         148,610          17,972        138,611          7,973
------------------------------------------------------------------------------------------------------------------

Total operating expenses                3,502,216       1,109,986         258,377        969,150        117,541
------------------------------------------------------------------------------------------------------------------

Loss from operations                   (3,502,216)     (1,109,986)       (258,377)      (969,150)      (117,541)

Other expense, net                        (29,339)        (16,274)         (4,190)       (14,672)        (2,588)
------------------------------------------------------------------------------------------------------------------

Net loss                             $  (3,531,555)$   (1,126,260)  $    (262,567) $    (983,822) $    (120,129)
------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and                     $        (0.13)  $       (0.03) $       (0.11) $       (0.01)
diluted
------------------------------------------------------------------------------------------------------------------

Weighted average number of
shares outstanding                                      8,343,371       7,538,411      8,621,520      7,673,540
------------------------------------------------------------------------------------------------------------------

           See accompanying notes toconsolidated financial statements.

                                                                                      Lifestream Technologies, Inc.
                                                                                      (A Development Stage Company)
                                                                              Consolidated Statements of Cash Flows

                                       Increase (Decrease) in Cash


                                                               Date of
                                                             Inception
                                                       (August 7, 1992)            Six Months Ended
                                                               through                  June 30,
                                                              June 30,      ----------------------------
                                                                  1998            1998             1997
---------------------------------------------------------------------------------------------------------
                                                             Unaudited        Unaudited        Unaudited
Net cash used in operating activities                  $    (1,532,480) $     (684,916)  $     (64,911)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                       (188,936)       (144,538)         (4,607)
   Advances to related parties                                (119,622)        (50,000)         (5,202)
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (308,558)       (194,538)         (9,809)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                  375,000         275,000          50,000
   Proceeds from stock options exercised                        94,756          32,326               -
   Proceeds from sale of common stock                        2,753,968       2,174,798          25,000
   Net proceeds from (borrowings on)
     notes payable                                             218,591          (7,553)              -
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    3,442,315       2,474,571          75,000
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                    1,601,277       1,595,117             280

Cash and cash equivalents,
   beginning of period                                               -           6,160           5,229
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $     1,601,277  $    1,601,277   $       5,509
--------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $     2,116,865  $            -   $           -
     Reduction of note payable                                 185,000               -               -
     Reduction of accrued interest                              25,575          17,304               -
     Reduction of accounts payable                              90,381               -               -
     Reduction of convertible debt                             375,000         375,000               -
     Leasehold improvements                                    170,000         170,000               -
     Financing costs                                           156,250         156,250               -

     Interest paid                                     $        27,019  $       17,068   $         201
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

B.     Development Stage   The Company has been in the development stage since
       Operations and      it inception. The Company has no recurring source of
       Going Concern       revenue and has incurred operating losses since
                           inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in 1998.

C.     Completion of       In May 1998 the Company completed an offering of
       Private             1,560,372 shares of the Company's  common
       Placement           stock at a per share  price of $1.25. Net proceeds of
       Stock               $1,950,465 have been invested in high-grade
       Offering            government-backed marketable securities, with
                           maturity periods ranging from 30 to 90 days, or have been used in operations.

D.     Convertible Debt    In March 1998, the Company issued $250,000 of
                           convertible debt. The debt agreement specified a conversion rate of $1.25 per share and an annual interest rate of 8%. The debt was secured by shares of the Company's common stock held by the Company's president. As an inducement to advance the funds, the Company issued the holder of the convertible debt
                           125,000 shares of the Company's common stock. This stock issuance was recorded at its fair value as a deferred finance charge of $156,250, and was set to be amortized to expense over the term of the debt.
                           Additionally, in March 1998, the Company executed a $25,000 convertible debt agreement with a stated conversion rate of $1.00 per share and an interest rate of prime plus 2%.

                           In June 1998, the Company effectively retired all of its outstanding convertible debt obligations through the issuance of 352,000 shares of the Company's common stock. The conversion price ranged from $0.75 to $1.25 per share. In addition, the Company issued an additional 29,065 shares as settlement of the accrued interest outstanding as of the date of the conversion of the debt to equity, and charged to expense the remaining unamortized balance of the deferred financing costs.

E.     Promissory          On June 1, 1998 the Company loaned a related party
       Note                company $50,000.  The Company received a promissory
                           note which included a stated interest rate of 8%.

F.     Stock Compensation  The Company has required that new key employees sign an executive employment agreement (the "Agreement"), in which the new employee is required to purchase a quantity of the Company's common stock on the date of hire at the price specified in the Agreement. In addition, the Agreement contains a matching provision which states that for every share purchased, one additional share is sold for a price equal to the par value of the stock ($0.001). The Agreement provides for a "buy-back option" which permits the Company to repurchase shares of stock sold under the Agreement if the employee leaves the Company for any reason during the 60 months following his hire, with the right expiring as to 20% of the stock each year. The agreement also contains a stock option grant of 20,000 shares of the Company's common stock at an exercise price of $1.25 per share and with the same vesting period as for the shares of stock purchased under the agreement.

                           During the second quarter of 1998, the Company executed this Agreement with four individuals. The individuals purchased a number of shares ranging from 12,500 to 20,000 (128,500 in the aggregate) for a per share purchase price of $1.25. Additionally, an equal number of shares of stock were sold at the stated par value of the stock. The Company has recorded the fair value of the stock sold and corresponding grant of options to be $605,180 as a component of equity and is amortizing the balance to compensation expense over the vesting period applicable to each new employee.

G.     Capital Lease       In June 1998, the Company leased manufacturing space
       Obligation          in Post Falls, ID for a term of 60 months. In
                           connection with the lease agreement, the leasor made certain facility improvements. The total facility improvements were paid for in part by the issuance of 40,000 shares of the Company's common stock. The total leasehold improvements were capitalized by the Company and the fair value of the common stock issued was recognized as an increase in Additional Paid-In
                           Capital. The balance of the capitalized lease obligation will be repaid in monthly installments of $3,027 over the term of the lease period.

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

The Company
-----------

The Company was formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets. Lifestream's initial product offering will be the Cholestron(TM), a hand held instrument that accurately measures cholesterol levels in the blood in under five minutes. It will be used in conjunction with a disposable dry-chemistry test strip. The Company signed a manufacturing agreement with Boehringer Mannheim GMbH ("Boehringer"), located in Germany, whereby Boehringer will supply the dry-chemistry test strips and in vitro diagnostic optic hardware used by the Cholestron.

The Cholestron will initially monitor only total cholesterol levels, but the Company hopes to make subsequent introductions of instruments which will also make readings of high-density lipoprotein ("HDL") cholesterol, triglycerides, low-density lipoprotein ("LDL") cholesterol levels, and possibly glucose all in one instrument.

Lifestream plans to introduce the Cholestron to the market through health professionals, including physicians, wellness/lifestyle educators and work site health promotion programs. Also, the Company plans to distribute its products to pharmacists and physicians. These health professionals will be able to support pharmaceutical companies which sell cholesterol lowering therapy and pharmacists will be able to offer on-site testing to their customers. The Company currently plans to introduce a consumer-oriented product after the launch to the professional market. The consumer-oriented product will be geared toward patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program.

The Cholestron professional instrument will offer important education features absent in current competing products. Using the Cholestron's keypad, the user will be able to enter risk factors associated with heart health. The device will use these factors to calculate the patients "biological" age (i.e. a measure of how the patient's heart health compares to others). By changing parameters, a patient can learn how his or her biological age will improve by changing behavior lifestyles, such as quitting smoking or increasing exercise. A key part of this system will be the Cholestron "smart card", holding up to 75 "bytes" of information, including the patient's cholesterol readings and other risk factors downloaded from the Cholestron. This information can then be transferred to the physician's office computer via the "smart card" to provide the patient's risk profile. By accessing Lifestream's secured intranet program being created jointly with Secured Interactive Technologies Inc. (formerly Interactive Health Evaluation Systems, Inc.), a health information software company, the physician will be able to merge the "smart card" patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed out and reviewed with the patient by the physician and continually updated to provide physicians with a state-of-the-art tool to encourage behavioral change.

The Company believes this approach to fighting and monitoring high cholesterol will be what sets the Cholestron apart from its competitors. The Company expects competition from several firms, both those using "single use" cholesterol (screening) test strips and those developing an instrument/strip for monitoring and diagnostics. However, no competitor to date has introduced a monitoring product into the U.S. over-the-counter market on a retail basis or met the Company's targeted price range for the professional market.

As of June 30, 1998, Lifestream had an accumulated deficit of approximately $3,527,826. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute its Cholestron product; successfully complete the Company's regulatory approval process; and provide a reliable product at a cost efficient price. Due to the uncertainty of these factors, it is difficult to predict when such profitability will occur, if at all.

The development and marketing of consumer medical devices is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. In order to complete the product development and initiate the marketing and production process it is expected that substantial additional outside funding will be necessary. To this end the Company completed a private placement offering of shares of the Company's Common Stock in May 1998, in which the Company was successful in raising approximately $1.95 million. The Company currently believes that the funds raised in this offering will be sufficient to fund the development of the product through the initial stages of production and marketing, but that additional funds will need to be raised in order to successfully manufacture, market and distribute its Cholestron product during the course of the twelve month period ending June 30, 1999, but this may not be the case.

Plan of Operation

In April 1998, the Company completed clinical studies for the Cholestron unit. Upon completion of the clinical studies, the Company filed a 510(k) notification with the United States Food and Drug Administration ("FDA"). Dealing with Federal agencies including the FDA can be unpredictable, however it is the Company's belief that the FDA's approval will be successfully obtained in the fall of 1998, but this may not be the case.

A pre-qualification product run of the Cholestron is currently in-process. This device is assembled by the Company using sub-components manufactured by third parties. Additionally, in May 1998, the Company leased a production facility located in Post Falls, Idaho. The Company took possession of this 6,500 square foot facility in June 1998, and immediately begin preparation for a preproduction run of 250 units, which is expected to occur in the fall of 1998. These 250 units will be used for beta site testing, marketing and as a final quality assurance and control test before beginning actual volume production. The Company expects to incur additional expense for capital equipment and development costs as the Company transitions to actual production of the Cholestron instrument. The extent of additional expense is dependent on the quantity of sales orders the Company receives, if any. In June 1998, the Company leased office space in Ft. Collins, Colorado. This office space is to be used as the primary location for the administrative functions (marketing, sales, accounting, investor relations and human resources) for the Company. As such, the Company is currently developing a plan to transfer all such operations, from Sandpoint, Idaho, to this new office and it is expected to be completed in the third quarter of 1998. It is the opinion of management that the lease in Sandpoint will be assumed by other parties at minimal cost to the Company. Currently, the Company has 12 full time employees. The Company expects to increase this to approximately 15-20 full time equivalent employees in the fourth quarter of 1998, which is the current anticipated date when actual production will begin, and the Company anticipates that it will continue to increase the number of employees as the demand on manufacturng operations increases, although this may not be the case.

Management's Discussion and Analysis
------------------------------------

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses increased to $1,109,986 in the six months ended June 30, 1998, from $258,377 for the same period of the prior year. The increase of $851,609 was due in part to a net increase in professional expenses, salary costs and research and development as the Company accelerated its efforts to bring the Cholestron to market. The Company increased operating expenses to $969,150 for the three month period ended June 30, 1998, from $117,541 for the same three month period of the prior year. The increase of $851,609 was due primarily to the opening of a production facility in Post Falls, Idaho and an administrative office in Ft. Collins, Colorado. Salary and rent expense increased in order to staff and maintain these new facilities. In addition, the Company incurred certain costs to prepare a number of Cholestron units necessary for a preproduction run and for certain clinical trials necessary to obtain the FDA's 510(k) approval. Finally, the Company has employed certain individuals in order to begin marketing the Cholestron and to create consumer product awareness.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to both interest earned and interest paid, and for other miscellaneous non-operating matters. For the six months ended June 30, 1998, other expense, net was $16,274 as compared to $4,190 for the corresponding six month period of the prior year. For the three month period ended June 30, 1998, other expense, net was $14,672 as compared to $2,588 for the corresponding three month period of the prior year. This increase in other expense of $12,084 for each of the periods was primarily attributable to the increasing base in debt for which interest was accrued.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $1,126,260 for the six months ended June 30, 1998 and $262,567 for the six months ended June 30, 1997. This represents an increase in the loss for the same period of $863,693. The loss for the three months ended June 30, 1998 was $983,822 as compared to a loss for the three months ended June 30, 1997 of $120,129.

Financial Condition:

From inception (August 7, 1992) to June 30, 1998, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

The Company has acquired certain intangible assets in exchange for shares of the Company's Common Stock. In 1992, the Company acquired all of the outstanding assets and liabilities of a related party development partnership for 3,327,000 shares of the Company's Common Stock. In 1993, the Company acquired certain patents and distribution rights from an unrelated company in exchange for 470,000 shares of the Company's Common Stock.

In May 1998, the Company sold 1,560,372 shares of the Company's Common Stock at a price of $1.25 per share. The proceeds from this offering will be used to fund the initial stages of production and marketing. At June 30, 1998, $348,906 of these proceeds had been utilized in operations. Until used, the proceeds are invested in high grade government backed marketable securities with maturity periods ranging from 30 to 90 days.

Additionally, through June 30, 1998, the Company incurred indebtedness of $375,000 pursuant to the terms of various convertible promissory notes which were to convert to Company Common Stock at a price between $0.75 and $1.25 per share. In June 1998, the Company retired all these notes by the issuance of 352,000 shares of the Company's Common Stock.

During the six months ended June 30, 1998, the Company used cash in operating activities of $684,916 as compared to $64,911 for the six months ended June 30, 1997. This increase of $620,005 was primarily due to the increase in the net loss for the period. The increase in depreciation and accrued expenses offset in part the decrease in accounts payable for the amounts owed for professional services. As of June 30, 1998, the Company had a balance of $1,601,277 in cash and cash equivalents.

The Company's success will be dependent on its ability to achieve profitable operations, bring the Cholestron to market, and obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully complete development and obtain regulatory approval to market the Cholestron or that additional funds will be available when and as required by the Company on acceptable terms or at all.

Year 2000 Compliance:

The Company has reviewed its business systems and believes that such systems are year 2000 compliant. The costs to address the Company's year 2000 issues are not expected to be material. The risks associated with the year 2000 compliance issue in connection with the Cholestron have yet to be identified and addressed but are part of the on-going development of the Cholestron. Additionally, the Company has not created a contingency plan which would resolve any unforeseen issues. The Company anticipates development of a formal plan in the next six months.

New Accounting Pronouncements:

   SFAS 132 In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to impact the Company's current disclosures.

   SFAS 133 In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                  (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                  Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


Part II.  OTHER INFORMATION

Item 2.

1. On May 31, 1998, the Company completed a private placement of 1,560,372 shares of Common Stock for a per share price of $1.25, or an aggregate of $1,950,465. The shares were issued to twelve accredited investors. The Company relied on Rule 505 of Regulation D as the basis for an exemption from the registration requirements of the Securities Act of 1933 (the "1933 Act").

2. On June 24,1998, the Company issued 40,000 shares of Common Stock to Jacklin Investments, L.P. in consideration for leasehold improvements to be completed at the Post Falls, Idaho facility valued at $50,000. Jacklin Investment, L.P. is an affiliate of the lessor pursuant to the lease.

3. On June 15, 1998, the Company issued 181,065 shares of Common Stock to Gordon Rock and 200,000 shares of Common Stock to Timothy Mathers, in consideration of cancellation of indebtedness of $375,000 principal amount plus accrued interest pursuant to convertible promissory notes (the "Notes") made by the Company to Mr. Rock and Britannia Holdings, Ltd. Britannia subsequently assigned its Note to Mr. Mathers.

4. On May 12, 1998, the Company issued shares of Common Stock to several employees who exercised vested options to purchase the Company's Common Stock. A total of 146,333 shares were issued and the option exercise prices ranged from $.001 to $.75 per share. The Company received aggregate cash consideration from the exercise of such option of $19,015.

5. On May 12, 1998, the Company issued an aggregate of 58,680 shares of Common Stock as payment for services provided to the Company pursuant to the terms of four separate contracts for services. The aggregate cash value of the services provided pursuant to the contracts was $48,660.

6. On June 15, 1998, the Company issued an aggregate of 15,776 shares of Common Stock as payment for services provided to the Company pursuant to the terms of three separate contracts for services. The aggregate cash value of the services provided pursuant to the contracts was $17,776.
                                       13

7. On June 15, 1998, the Company issued 12,500 shares of Common Stock to Craig Coad, an employee of the Company pursuant to an employment agreement between Mr. Coad and the Company for services to be provided by Mr. Coad to the Company.

8. The Company has agreed to sell 40,000, 40,000 and 36,000 shares of Common Stock to Chuck Cannon, Diane Sawczyn and Ed Kalin, respectively, pursuant to the terms of employment agreements between the Company and each of Messrs. Cannon and Kalin and Ms. Sawczyn. One half of the shares issued to each of the employees will be issued at a per share purchase price of $1.25 and the remaining shares will be purchased for a per share purchase price of $.001 pursuant to the terms of the employment agreements.

9. The Company has agreed to issue 6,000 shares of Common Stock to each of the five directors elected to the Company's Board of Directors as compensation for serving as a director of the Company.

         The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuances of Common Stock described in items 2-9 immediately above.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 28, 1998 the Company held its annual meeting of stockholders. At the annual meeting, stockholders of the Company voted on (a) the election of five directors; (b) the adoption of the Company's 1998 Stock Option Plan; and
(c) the ratification of the appointment of the Company's independent auditors.

         The proxy tabulation results for the matters voted on at the annual meeting are as follows:

1. Election of Directors/Nominees: Christopher Maus, Robert Boyle, Michael Crane, William Gridley and John Trenary

For: 6,317,031             Against: 0                Abstain: 3,768

2. Proposal to adopt the 1998 Stock Option Plan

For: 4,132,031             Against: 117,813          Abstain:5,300

3. Proposal to ratify the appointment of independent auditors

For: 6,319,449             Against: 200              Abstain: 1,150

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibit Index
b.       Reports on Form 8-K

         Form 8-K filed on May 8, 1998 reporting changes in the registrants certifying public accountant (Item 4)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.
----------------------------
     (Registrant)



BY:      /s/ Christopher Maus
         --------------------
         Christopher Maus, President, Chief Executive Officer, and Director


DATE:    August 10, 1998
         --------------------


BY:      /s/ Criss Sakala
         --------------------
         Criss Sakala, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)


DATE:    August 10, 1998
         --------------------

                                  EXHIBIT INDEX

Exhibit No.

10.1 Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998.

10.2 Employment Agreement between Criss Sakala and Lifestream Technologies, Inc. dated as of June 25, 1998.

27   Financial Data Schedule