Form 10QSB
period 1998-09-30
LIFESTREAM TECHNOLOGIES INC
filed 1998-11-16
CIK 1029738

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                    ----------------------------------------

                          LIFESTREAM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)
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

                                 (970) 416-9966
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

The number of shares outstanding of the registrant's common stock as of November 12, 1998 was 11,026,576.

Transitional Small Business Disclosure Format.  Yes [ _ ] No [ X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets as of September 30, 1998 and December 31, 1997       2

           Statements of Loss for the nine month periods ended
           September 30, 1998 and 1997, the three month periods ended
           September 30, 1998 and 1997, and from the period from date
           of inception (August 7, 1992) through September 30, 1998            4

           Statements of Cash Flows for the nine month periods ended
           September 30, 1998 and 1997, and from the period from date
           of inception (August 7, 1992) through September 30, 1998            5

           Notes to consolidated financial statements                          6

Item 2.  Plan of Operation                                                     9


PART II. OTHER INFORMATION                                                    15


Item 2.  Changes in Securities and Use of Proceeds
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                    16

Exhibit Index                                                                 17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                               Consolidated Balance Sheets

                                                                    September 30,          December 31,
                                                                             1998                  1997
------------------------------------------------------------------------------------------------------------
                                                                        Unaudited
Assets

Current assets:
     Cash and cash equivalents                                  $         689,057       $         6,160
     Interest receivable, related parties                                  14,975                 9,482
     Inventory and supplies                                                68,637                30,802
     Prepaid expenses                                                      11,384                 2,068
     Related party receivable                                              11,330                     -
------------------------------------------------------------------------------------------------------------

Total current assets                                                      795,383                48,512
------------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                 426,432                23,754
------------------------------------------------------------------------------------------------------------

Other assets:
     Patent, net                                                        1,530,243             1,623,762
     Notes receivable, related parties                                    119,622                69,622
     Officer advances                                                      11,549                 1,500
------------------------------------------------------------------------------------------------------------

Total other assets                                                      1,661,414             1,694,884
------------------------------------------------------------------------------------------------------------

Total assets                                                    $       2,883,229       $     1,767,150
------------------------------------------------------------------------------------------------------------














                      See companying notes to consolidated financial statements.


                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                               Consolidated Balance Sheets

                                                                      September 30,        December 31,
                                                                               1998                1997
-----------------------------------------------------------------------------------------------------------
                                                                          Unaudited
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $      240,986        $    216,918
     Accrued compensation                                                     4,686                   -
     Interest payable                                                             -              20,371
     Related party payable                                                        -              12,435
     Capitalized lease obligation, current                                   37,695                   -
     Notes payable, current                                                   7,358              41,144
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                   290,725             290,868
-----------------------------------------------------------------------------------------------------------

Capitalized lease obligation, less current maturities                       130,182                   -
Notes payable, less current maturities                                       19,007                   -
Convertible debt                                                                  -             100,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                           439,914             390,868
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Common stock                                                            10,923               8,041
     Additional paid-in capital                                           8,010,569           3,773,536
     Unearned stock compensation                                           (983,405)                  -
     Deficit accumulated during the development stage                    (4,594,772)         (2,405,295)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                2,443,315           1,376,282
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $    2,883,229        $  1,767,150
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


                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                           Consolidated Statements of Loss

                                    Cumulative
                                  Amounts from
                             Date of Inception
                               (August 7, 1992  )
                                       through           Nine Months Ended               Three Months Ended
                                 September 30,             September 30,                   September 30,
                                                   ------------------------------   -----------------------------
                                          1998            1998             1997             1998           1997
---------------------------------------------------------------------------------------------------------------------
                                     Unaudited       Unaudited        Unaudited        Unaudited        Unaudited
Revenues                          $          -   $           -     $          -   $            -   $          -

Operating Expenses:
   Depreciation and amortization       666,251         154,848          109,508           77,295         36,735
   Professional services             1,357,595         458,272           88,787          209,063         10,450
   Travel                              314,384         103,224           29,701           47,781         15,087
   Research and product development    412,681         196,120           60,467           18,486         35,780
   Salaries and wages                  919,086         711,336           75,000          457,883         25,000
   Public relations                    363,427         228,687                -          160,925              -
   Other, general office               383,468         172,175           29,393           99,442         11,421
---------------------------------------------------------------------------------------------------------------------

Total operating expenses             4,416,892       2,024,662          392,856        1,070,875        134,473
---------------------------------------------------------------------------------------------------------------------

Loss from operations                (4,416,892)     (2,024,662)        (392,856)      (1,070,875)      (134,473)

Other income (expense), net           (177,881)       (164,816)          (6,750)           7,658         (2,560)
---------------------------------------------------------------------------------------------------------------------

Net loss                          $ (4,594,773)  $  (2,189,478)    $   (399,606)  $   (1,063,217)  $   (137,033)
---------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and
diluted                                          $       (0.24)    $      (0.05)  $        (0.10)  $      (0.02)
---------------------------------------------------------------------------------------------------------------------

Weighted average number of
shares outstanding                                   9,222,000        7,597,570       10,848,000      7,749,238
---------------------------------------------------------------------------------------------------------------------









                    See accompanying notes to consolidated financial statements.


                                                                             Lifestream Technologies, Inc.
                                                                             (A Development Stage Company)
                                                                     Consolidated Statements of Cash Flows

                                        Increase (Decrease) in Cash

                                                              Date of
                                                            Inception
                                                      (August 7, 1992)
                                                              through            Nine Months Ended
                                                        September 30,              September 30,
                                                                           -------------------------------
                                                                 1998             1998             1997
------------------------------------------------------------------------------------------------------------
                                                            Unaudited        Unaudited        Unaudited

Net cash used in operating activities                  $   (2,354,058)  $   (1,506,494)    $     (122,218)
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                      (276,757)      (232,359)              (15,432)
   Advances to related parties                               (129,671)       (60,049)              (11,971)
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                        (406,428)      (292,408)              (27,403)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                 375,000           275,000            50,000
   Proceeds from stock options exercised                      109,210            46,780                 -
   Proceeds from sale of common stock                       2,753,968         2,174,798            96,000
   Net proceeds from (borrowings on)
     notes payable                                            211,365           (14,779)                -
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                   3,449,543         2,481,799           146,000
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
                                                              689,057           682,897            (3,621)

Cash and cash equivalents,                                          -
   beginning of period                                                            6,160             5,229
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $      689,057    $      689,057     $       1,608
------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Patent and distribution rights                    $    2,116,865    $            -     $           -
     Reduction of note payable                                185,000                 -                 -
     Reduction of accrued interest                             25,575            17,304                 -
     Reduction of accounts payable                             90,381                 -                 -
     Reduction of convertible debt                            375,000           375,000                 -
     Leasehold improvements                                    50,000            50,000                 -
     Financing costs                                          156,250           156,250                 -
   Interest paid                                       $       28,019    $       18,068     $           -
------------------------------------------------------------------------------------------------------------




                    See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

A.     Basis of            In the opinion of management, the accompanying
       Presentation        unaudited consolidated balance sheets and related
                           interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. Examples include provisions for returns and bad debt and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form
                           10-QSB should be read in conjunction with Management's Discussion and Analysis or Plan of
                           Operation and the financial statements and notes thereto included in the Lifestream Technologies, Inc.
                           Form 10-KSB for the year ended December 31, 1997.
                           Certain 1997 balances have been reclassified to conform to the 1998 presentation.

B.     Development         The Company has been in the development stage since
       Stage               its inception. The Company has no recurring source of
       Operations and      revenue and has incurred operating losses since
       Going Concern       inception. These factors raise substantial doubt
                           about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. The Company anticipates commencing operations in the fourth quarter of 1998.

C.     Completion of       In May 1998 the Company completed an offering of
       Private Placement   1,560,372 shares of the Company's common stock at a
       Stock Offering      per share price of $1.25. Net proceeds of $1,950,465
                           have been invested in high-grade government-backed marketable securities, with maturity periods ranging from 30 to 90 days, or have been used in operations.

D.     Capital Lease       In June 1998, the Company leased manufacturing space
       Obligation          in Post Falls, ID for a term of 60 months. In
                           connection with the lease agreement, the lessor made certain facility improvements. The total facility improvements were paid for in part by the issuance of 40,000 shares of the Company's common stock. The total leasehold improvements were capitalized by the Company and the fair value of the common stock issued was recognized as an increase in Additional Paid-In
                           Capital. The balance of the capitalized lease obligation will be repaid in monthly installments of $3,027 over the term of the lease period.

E.     Promissory Note     On June 1, 1998 the Company loaned a related party
                           company $50,000. The Company received a promissory note which included a stated interest rate of 8%.

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

G.     Stock Compensation  The Company has required that new key employees sign an executive employment agreement (the "Agreement"), in which the new employee is required to purchase a quantity of the Company's common stock on the date of hire at $1.25 per share. In addition, the Agreement contains a matching provision which states that for every share purchased, one additional share is sold for a price equal to the par value of the stock ($0.001). The Agreement provides for a "buy-back option" which permits the Company to repurchase shares of stock sold under the Agreement if the employee leaves the Company for any reason during the 48 to 60 months following his hire, with the right expiring as to 20% to 25% of the stock each year. The agreement also contains a stock option grant ranging from 20,000 to 40,000 shares of the Company's common stock at an exercise price of $1.25 per share and with the same vesting period as for the shares of stock purchased under the agreement.

                           For the nine months ended September 30, 1998, the Company executed this Agreement with eight individuals. The individuals purchased a number of shares ranging from 1,000 to 30,000, for a total of 109,000 shares (218,000 in the aggregate including the matching provision). Additionally, an equal number of shares of stock were sold at the stated par value of the stock. The Company has recorded the fair value of the stock sold and corresponding grant of options to be $983,405 as a component of equity and is amortizing the balance to compensation expense over the vesting period applicable to each new employee.

H.     Other Compensation  In connection with a 1994
                           agreement, the Company paid the chairman of the Board of Directors a $100,000 bonus in July 1998 for successful completion of the private placement stock offering completed in May 1998 (See Note C).

Item 2.    Plan of Operation

          The following Plan of Operation contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's 1997 Form 10-KSB and elsewhere in this document.

Plan of Operation
-----------------

The Company was formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets in professional and consumer settings. The initial product offering will be Lifestream's professional cholesterol monitor, a hand held instrument that accurately measures cholesterol levels in the blood in three minutes. Lifestream's cholesterol monitor would be used in conjunction with a disposable dry-chemistry test strip. In October 1997, the Company signed a five-year manufacturing agreement with Boehringer Mannheim GMbH ("Boehringer"), located in Germany, whereby Boehringer will supply the dry-chemistry test strips and in vitro diagnostic optic hardware used by Lifestream's cholesterol instrument.

On October 5, 1998, Lifestream's cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the United States Food and Drug Administration ("FDA").

Lifestream's cholesterol instrument will initially monitor total cholesterol levels to aid in the detection of persons who may be at risk for coronary heart disease, and aid in the management of patients undergoing therapy with lipid lowering drugs. The Company hopes to make subsequent product changes and improvements in order to measure high-density lipoprotein ("HDL") cholesterol, triglycerides, and possibly glucose in one instrument.

The Company plans to market the Lifestream cholesterol instrument to healthcare professionals. The healthcare professionals are expected to use the instrument to detect and monitor patients with cholesterol concerns. Using the cholesterol monitor keypad, a professional will be able to enter risk factors associated with heart health. The instrument will use these factors to calculate the patient's cardiac risk (a measure of how the patient's heart health compares to others).

During the twelve months ended September 30, 1999, the Company also intends to conduct product research and development to introduce a medical data storage and transmission system compatible with Lifestream's cholesterol instrument. Through an input/output port, the instrument would have the ability to download patient information (cholesterol readings and other risk factors) using a serial cable or using a Lifestream personal medical record card which holds up to 75 "bytes" of information. This information along with a secure website can then be transferred to the computer of a healthcare professional to print a report.

Once this system is developed, a healthcare professional will be able to access Lifestream's secured intranet program (being created jointly with Secured Interactive Technologies Inc., a health information software company). The healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to encourage behavioral change.

As of September 30, 1998, Lifestream had an accumulated deficit of approximately $4.6 million. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol instrument; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Due to the uncertainty of these factors, it is difficult to predict when such profitability will occur, if at all.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements including a private placement offering of shares of the Company's Common Stock in May 1998, in which the Company was successful in raising approximately $1.95 million. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products. As of September 30, 1998, the Company had approximately $500,000 in working capital to continue operations but it requires additional funding in order to continue as a going concern beyond the fourth quarter of 1998. Currently, the Company is in process of a private offering to raise additional funds. If the Company is unable to obtain these additional funds on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending September 30, 1999.

In April 1998, the Company completed clinical studies for the Lifestream cholesterol instrument for professional use. Upon completion of the clinical studies, the Company filed a 510(k) notification with the FDA. On October 5, 1998, the Lifestream cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples. The Company plans to develop and market a home use personal instrument. The personal instrument will be marketed to patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program or those individuals who are health conscious and concerned about their cholesterol levels. However, the Company must first complete clinical studies for a consumer-oriented instrument and then file a 510(k) notification with the FDA. There is no assurance that the Company can successfully complete these clinical studies or subsequently receive FDA approval for a consumer instrument.

In May 1998, the Company leased a production facility located in Post Falls, Idaho. The Company took possession of this 6,500 square foot facility in June 1998, and immediately began preparation for a pre-production run of 250 units. These 250 units have been used for beta site testing, marketing and as a final quality assurance and control test before beginning actual production.

The pre-qualification product runs of the Lifestream cholesterol instrument have been successfully completed. The Company is now in limited production of its FDA cleared professional use products and is producing inventory for market distribution in the fourth quarter of 1998. The Lifestream cholesterol instrument is assembled by the Company using sub-components manufactured by third parties. The Company expects to incur additional expense for capital equipment and development costs as the Company transitions to volume production of the Lifestream cholesterol instrument. The extent of additional expense is dependent on the quantity of sales orders the Company receives.

In June 1998, the Company leased a 2,400 square foot office space in Ft. Collins, Colorado. This office space is being used as the primary location for administrative and executive functions (marketing, sales, accounting, and human resources) for the Company. As a result, the Company has transferred all such operations, from Sandpoint, Idaho, to this new office. The Company's office lease in Sandpoint, Idaho will be assumed by other parties at minimal cost to the Company. Currently, the Company has 18 full time employees. The Company expects to increase this to approximately 24 full time equivalent employees in the fourth quarter of 1998 because of expected levels of production during the twelve month period ended September 30, 1999. The Company anticipates that it will continue to increase the number of employees as the demand on manufacturing operations increases, although this may not be the case.

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses increased to $2,024,662 in the nine months ended September 30, 1998, from $392,856 for the same period of the prior year. The increase of $1,631,806 was primarily due to an increase in professional expenses, salary costs and research and development as the Company accelerated its efforts to bring the Lifestream cholesterol monitor to market. The Company increased operating expenses to $1,070,875 for the three month period ended September 30, 1998, from $134,473 for the same three month period of the prior year, an increase of $936,402. These increases resulted from the opening of a production facility in Post Falls, Idaho and an administrative office in Ft. Collins, Colorado. Salary and rent expense increased in order to staff and maintain these new facilities. In addition, the Company incurred certain costs to prepare a number of Lifestream cholesterol monitor units necessary for a preproduction run. Finally, the Company has employed certain individuals in order to begin marketing the Lifestream cholesterol monitor and to create consumer product awareness.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the nine months ended September 30, 1998, other expense, net was $164,816 as compared to $6,750 for the corresponding nine month period of the prior year. This increase in other expense for each of the nine month periods was primarily attributable to the increasing base in debt for which interest and financing costs were accrued. For the three month period ended September 30, 1998, other income, net was $7,658 as compared to other expense, net of $2,560 for the corresponding three month period of the prior year.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $2,189,478 for the nine months ended September 30, 1998 and $399,606 for the nine months ended September 30, 1997. This represents an increase in the loss for the same period of $1,789,872. The loss for the three months ended September 30, 1998 was $1,063,217 as compared to a loss for the three months ended September 30, 1997 of $137,033.

Financial Condition:

From inception (August 7, 1992) to September 30, 1998, the Company has been financed through private placements of equity securities and certain issuances of corporate debt.

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

In May 1998, the Company sold 1,560,372 shares of the Company's Common Stock at a price of $1.25 per share. At September 30, 1998, approximately $1.3 million of these proceeds had been utilized in operations to fund the initial stages of marketing and pre-production activities. Until used, the proceeds are invested in high grade government backed marketable securities with maturity periods ranging from 30 to 90 days.

Additionally, through September 30, 1998, the Company incurred indebtedness of $375,000 pursuant to the terms of various convertible promissory notes which were to convert to Company Common Stock at a price between $0.75 and $1.25 per share. In June 1998, the Company retired all these notes by the issuance of 352,000 shares of the Company's Common Stock.

During the nine months ended September 30, 1998, the Company used cash in operating activities of $1,506,494 as compared to $122,218 for the nine months ended September 30, 1997. This increase of $1,384,276 was primarily due to the increase in the net loss for the period. As of September 30, 1998, the Company had a balance of $689,057 in cash and cash equivalents.

The Company's success will be dependent on its ability to achieve profitable operations, bring the Lifestream cholesterol monitor to market, and obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully complete the development of the Lifestream cholesterol monitor or that additional funds will be available when and as required by the Company on acceptable terms or at all.

Year 2000 Compliance:

The year 2000 date conversion issue is the result of computer programs being written using two digits rather than four to define the applicable year. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. Management has initiated a company-wide program to prepare its financial, manufacturing, and other critical systems and applications for the year 2000. The focus of the program is to identify affected systems, develop a plan to correct those systems in the most effective manner and then implement and monitor the plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. As of September 30, 1998, the Company had not expended material amounts related to the Year 2000 issue because the majority of its systems have been purchased from vendors that have certified that their systems are Year 2000 compliant. Although the Company's Year 2000 program is in various stages of completion, the Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.

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

   SFAS 134 In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 is not expected to have a material impact on the Company's financial position.

Part II. OTHER INFORMATION

Item 2. Changes  in Securities and Use of Proceeds

1. During the three months ended September 30, 1998, the Company has agreed to sell 2,000, 60,000 and 40,000 shares of Common Stock to James Moody, Criss Sakala and Gerald Tschikof, respectively, pursuant to the terms of employment agreements between the Company and each of Messrs. Moody, Sakala and Tschikof. One half of the shares issued to each of the employees will be issued at a per share purchase price of $1.25 and the remaining shares will be purchased for a per share purchase price of $.001 pursuant to the terms of the employment agreements.

2. In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the five directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 6,000 shares will be issued to each director with respect to the three month period ended September 30, 1998.

         The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuances of Common Stock described in items 2-9 immediately above.

Item 6. Exhibits and Reports on Form 8-K

a.        Exhibit Index
b.        Reports of Form 8-K
          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.
-----------------------------
       (Registrant)



BY:      /s/ Gerald Tschikof
         --------------------------------------------------------------
         Gerald Tschikof, President and  Chief Executive Officer

DATE:        November 13, 1998
             -----------------

BY:      /s/ Criss Sakala
         --------------------------------------------------------------
         Criss Sakala, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:        November 13, 1998
             -----------------

                                  EXHIBIT INDEX

Exhibit No.


27  Financial Data Schedule