Form 10KSB
period 1998-12-31
LIFESTREAM TECHNOLOGIES INC
filed 1999-04-15
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
               COMMISSION FILE NUMBER ____________________________

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                      82-0487965
                  ------                                      ----------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

           201 LINDEN STREET, SUITE 302, FORT COLLINS, COLORADO 80524
                    (Address of principal executive offices)

                                 (970) 416-9966
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED


SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, PAR VALUE OF $0.001
                                 TITLE OF CLASS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.      $9,610.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $1.28 at which the common equity was sold, as of March 31, 1999 was $11,714,000.

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 11,124,576.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III Information will appear in the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

                          LIFESTREAM TECHNOLOGIES, INC.
                                FORM 10-KSB INDEX
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998


INDEX

PART I
Item 1. Business                                                              3
Item 2. Properties                                                            8
Item 3. Legal Proceedings                                                     8
Item 4. Submission of Matters to a Vote of Security Holders                   8

PART II
Item 5. Market for Common Equity and Related Stockholder Matters              9
Item 6. Management's Discussion and Analysis or Plan of Operation            11
Item 7. Financial Statements                                                 F-1 to F-33
Item 8. Change in and Disagreements with Accountants or Accounting
             and Financial Disclosures                                       14


PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                15
Item 10. Executive Compensation                                              15
Item 11. Security Ownership of Certain Beneficial Owners and Management      15
Item 12. Certain Relationships and Related Transactions                      15
Item 13. Exhibits, List and Reports on Form 8-K                              16

Signatures

PART I

Item 1.  Description of Business.

This Annual Report on Form 10-KSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Annual Report on Form 10-KSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Lifestream TechnologiesTM Cholesterol Monitor. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Annual Report on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

Overview
--------

Lifestream Technologies, Inc. (the "Company" or "Lifestream"), which was formerly Utah Coal and Chemicals Corporation, is a Nevada corporation, reorganized on February 11, 1994 and has as its current address 201 Linden Street, Suite 302, Fort Collins, Colorado 80524. Lifestream is a development stage enterprise, having reported limited revenues in fiscal 1998. Lifestream was formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets. Lifestream's initial product offering is the Lifestream TechnologiesTM Cholesterol Monitor (the "cholesterol monitor") (formerly marketed as the CholestronTM Pro II), a hand held instrument that measures total cholesterol levels in the blood with medical laboratory accuracy in approximately three minutes. It is used in conjunction with a disposable dry-chemistry test strip.

Lifestream's professional-use cholesterol monitor measures total cholesterol levels to aid in the detection of persons who may be at risk for coronary heart disease and in the management of patients undergoing therapy with lipid lowering drugs. Initially, the Company will focus its marketing efforts on domestic and international pharmacists offering on-site testing to their customers and to pharmaceutical companies who sell cholesterol lowering drugs. There are approximately 200,000 pharmacists in the United States, working in more than 52,000 pharmacies located in drug stores, food stores and mass merchants. Because of the identification of the pharmacy as a convenient place where consumers can easily access healthcare, the pharmacy market has been identified by the Company as a new market for cholesterol screening for adults in the United States.

The Company believes its inexpensive, quantitative and timely approach to screening and monitoring high cholesterol will set the Lifestream cholesterol monitor apart from competing devises. The Company expects competition from several companies, including those using "single use" cholesterol test strips for screening purposes and those using an instrument/strip for monitoring and diagnostics. The Company believes that no competitor to date has introduced a quantitative monitoring product into the U.S. over-the-counter or retail market, or met the Company's price range for a quantitative monitor for the professional market.

Additionally, the Company believes the Lifestream cholesterol monitor offers important educational features absent in many competing technologies. Using the keypad, the user is able to enter risk factors associated with heart health. The monitor uses these factors to calculate the patient's risk of a cardiac event over periods of five and ten years. By changing parameters, a patient can learn how his or her "cardiac age" will improve by changing certain habits, such as quitting smoking or beginning to exercise. The medical record card ("smart card"), which holds up to 75 bytes of information, can be used in conjunction with the monitor. The smart card contains a patient's cholesterol readings and other risk factors downloaded from the Lifestream monitor. This information can be transferred to the physician's office computer via the smart card to provide a record detailing the total cholesterol test results for that particular patient.

The Company is conducting product research and development to introduce a medical data storage and transmission system compatible with Lifestream's cholesterol monitor. Through an input/output port, the instrument would have the ability to download patient information (cholesterol readings and other risk factors) using a serial cable or using the Lifestream smart card. This information combined with content from a secure website can then be transferred to the computer of a healthcare professional to print a report.

Once this system is developed, a healthcare professional will be able to access Lifestream's secured intranet program (being created jointly with Secured Interactive Technologies Inc., a health information software company and affiliate of Lifestream ("SITI")). Using this program, the healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to monitor a patient's health.

Corporate Formation:
--------------------

Lifestream Development Partners ("LDP") was organized in 1989 as a general partnership for the purpose of developing the Cholestron lipid monitor device. The primary purpose of the original partnership was to engage in product chemistry research and development, purchase production and exclusive distribution rights to certain technology and to engage in various pre-marketing and pre-production programs. During this first phase of research and development and technology acquisition, LDP was capitalized for $2,500,000 by the three investors.

For the second phase of business, the principals of the LDP organized Lifestream Diagnostics, Inc. ("Lifestream Diagnostics"), as a Nevada corporation on June 1, 1992. On August 7, 1992, LDP transferred its net assets, consisting primarily of purchased patent rights to the dry strip chemistry, to Lifestream Diagnostics in exchange for 3,327,000 shares of the Company's common stock.

On February 11, 1994, Lifestream Diagnostics entered into a plan of reorganization whereby Lifestream Diagnostics executed an exchange agreement with Utah Coal & Chemical ("UTCC"), pursuant to which Lifestream Diagnostic became a subsidiary corporation of UTCC. Prior to the acquisition of Lifestream Diagnostics by UTCC, there were 3,295,650 shares of common stock issued and outstanding that were owned by 685 registered shareholders of UTCC. The 3,295,650 shares were reverse split on a basis of 4 to 1, resulting in 823,913 shares outstanding at the time of acquisition. Lifestream Diagnostics was acquired in exchange for the issuance of 4,200,000 shares of restricted common stock. On a post acquisition basis, the total outstanding shares were 5,023,913. Simultaneously, UTCC changed its name to Lifestream Technologies, Inc., and Lifestream Diagnostics became a subsidiary of the Company.

Industry Overview and Product Technology Summary:
-------------------------------------------------

The American Heart Association estimates half of American adults (97 million people) have blood cholesterol high enough to warrant medical attention. Coronary Heart Disease ("CHD") affects approximately 1.25 million Americans annually and accounts for 500,000 deaths, consuming over $100 billion in health care and related costs each year. The ongoing Framingham Heart Disease Epidemiological Study (the "Framingham Study") which began in 1948, tracks more than 5,000 adults to identify the major risk factors associated with CHD. The Framingham Study has identified high cholesterol as a major risk factor for CHD and has proved that adults with lower cholesterol levels live longer.

Because of the recognized medical importance of managing cholesterol and preventing CHD, the National Cholesterol Education Program ("NCEP") was formed to educate consumers and professionals about the importance of knowing an individual's cholesterol level and establishing guidelines for the detection, evaluation and treatment of high cholesterol in adults. To detect cholesterol risk and aid in therapy compliance, the NCEP recommends a whole blood total cholesterol test at least once every five years, and if cholesterol levels are categorized as high risk, testing is recommended once every three months.

Traditionally, cholesterol testing has been done using bench top analyzers. Cholesterol testing using these analyzers has required large samples of whole blood for use in separating the red blood cells from serum/plasma and produces results in 24 to 48 hours. The separation of blood cells is vital to assure proper color change during cholesterol testing. In addition, these machines require exact amounts of whole blood to be used in the test. Although some bench top analyzers are now using chemistry/strip technology, they continue to require relatively large amounts of whole blood. Such machines cost can be in excess of $2,000. Further, the analyzers using the chemistry/strip technology can take a minimum of four to five minutes to determine results, in addition to the time required for blood drawing and centrifugation.

Based on the characteristics of existing devices for cholesterol testing, the Company believes that there is a large need in the professional market for affordable, timely and convenient on-site testing. Further, the Company believes that the Lifestream cholesterol monitor can be a cost-effective instrument that enhances compliance with regular cholesterol screening and can provide inexpensive, ongoing testing to aid in monitoring of cholesterol treatment programs.

The Lifestream cholesterol monitor is relatively small having dimensions of 6.5" x 4.5" x 2" and an approximate weight of one pound. The hand-held monitor utilizes test strips that are inserted into the monitor's optics and a single blood drop is placed on the strip. The "user friendly" instrument incorporates a keypad which is used to turn on the instrument, recalibrate it by use of a code which is unique to each batch of chemistry strips and to enter information relating to the eight risk factors identified as indicators of heart health. There is also an easy-to-read, quantitative liquid crystal display ("LCD") on the face of the instrument on which test results are displayed.

Lifestream's technology is differentiated from current cholesterol measuring technology by dry chemistry, in vitro diagnostics resulting from a single finger stick drop of blood that measures cholesterol levels in the blood with medical laboratory accuracy. The quantitative cholesterol result is obtained in three minutes and does not require an exact amount of whole blood. The structure of the technology consists of a multi-layer test strip manufactured by Roche Diagnostics GmbH (formerly Boehringer Mannheim GmbH) ("Roche"). The strip uses a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the instrument's photometry system and then converted electronically to a quantitative cholesterol digital read-out, which is displayed on the LCD screen of the instrument. The Lifestream cholesterol monitor meets NCEP guidelines for precision is testing. The cholesterol monitor also includes a cardiac risk calculator, allowing the professional operator to determine the cardiac condition of the patient based on eight different cardiac risk factors, including gender, age and total cholesterol among others, as determined by the Framingham Study.

To perform a cholesterol test on the Lifestream monitor, the operator sticks the finger, using a reusable lance device, equipped with a disposable lancet. Then a drop of blood is placed on the dry chemical strip which has been inserted into an opening of the optical head on the face of the unit. In approximately three minutes the cholesterol level (which is actually the milligrams of cholesterol per deciliter of blood) is displayed on the screen. The Company believes that there is no other CLIA-waived, hand-held, quantitative system on the market today that is easier to use, more accurate and quicker in obtaining results than the Lifestream monitor. The Company has set the initial retail price under $300 compared to more than $2,000 for available bench top analyzers.

If the introduction of the Lifestream monitor system is successful, the Company will proceed with development of follow-on tests which may include glucose, high-density lipoprotein ("HDL"), and the triglycerides (or amount of fat) in the sample, as well as the calculation of low density lipoprotein ("LDL").

Status of Publicly Announced Product Development:
-------------------------------------------------

There are two primary components to the Lifestream cholesterol monitor: the monitor and the disposable test strips. The Company is currently manufacturing the professional-use, handheld monitor in its leased production facility located in Post Falls, Idaho.
The Company leased this 6,500 square foot facility in June 1998.

The test strip and in vitro diagnostic optic hardware required for the cholesterol monitor are manufactured by Roche. After the test strips are produced by Roche, the packaged test strips are shipped to the Company's production facility for final quality assurance inspection and packaging with the monitor for shipment to customers. Lifestream signed a license and manufacturing supply agreement with Roche in November 1997, pursuant to which Roche agreed to license and supply the test strips and optic hardware to the Company for an initial term of five years. By entering into this agreement, the Company is able to use its capital in the manufacture and marketing of the cholesterol monitor rather than production of its own patented chemistry. However, Lifestream is still able to pursue the commercialization of its own chemistry, if required or if the Company intends to pursue the enhancement of its device to include the ability to read HDL cholesterol, triglycerides and glucose, and such additional testing would require chemistry different from that used in the Roche manufactured test strips. Currently, the agreement with Roche constitutes the Company's sole source of supply to the test strips and optic hardware used in the cholesterol monitor. The inability of the Company to meet its supply needs through its agreement with Roche or its inability to replace Roche as a source for components of the cholesterol monitor would have a material adverse effect on the ability of the Company to manufacture its product.

Competition:
------------

Because of the potential size of the market for quick, inexpensive, and portable methods of cholesterol testing, there are several companies, both established and new, working on products competitive to the Lifestream cholesterol monitor. Some of these companies have substantially greater financial resources than Lifestream. The substantial majority of diagnostic tests used by physicians and other health care providers who comprise the professional-use market are currently performed by clinical and hospital laboratories. In order to achieve broad market acceptance for the Lifestream cholesterol monitor, the Company will be required to demonstrate that the Lifestream cholesterol monitor is an attractive alternative to more expensive and time consuming bench top analyzers, as well as clinical and hospital laboratories. Competition can be separated into two groups, those firms pursuing single-use cholesterol screening tests and those developing an instrument/strip diagnostic/monitoring instrument-based tests. A summary of what is known by the Company about potential competitors in both groups is listed below:

Consumer Market Disposable Testing - Single Use
-----------------------------------------------

Several companies have introduced or are working on disposable cholesterol testing cards or instruments. These are very basic tests where the user takes a blood sample, drops it on the test card and visually compares the resulting color change or color movement (similar to a thermometer) of the sample to a color chart. These tests require user interpretation and are semi-quantitative which are not usually acceptable standards for the professional market. For these types of tests, specific accuracy is not available, cholesterol counts are given in ranges (e.g. 150-200) and the additional issues of user color blindness or printing accuracy of the color chart must be considered. The Company feels that these tests will not provide competition for the segment of the marketplace which is interested in more accurate cholesterol level testing and maintenance.

Instrument/Disposable Strip - Multiple Use Instruments
------------------------------------------------------

Companies currently selling products in this market segment are focused primarily on the professional market. The barriers to entering the consumer market have been, and continue to be, the cost of the instrument and the fact that, for most of these instruments, a large and exact quantity of blood is required for the test. Companies having a significant presence in the professional market for diagnostic screening and therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson, Cholestec Corporation and Boehringer Mannheim GmbH, a subsidiary of Roche Holdings Ltd., have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. However, the Company believes that it currently has a competitive advantage due to the design and cardiac risk factor analysis capabilities of the Lifestream cholesterol monitor as a hand-held, quantitative, affordable and regulatory-approved instrument.

There can be no assurance that the Lifestream cholesterol monitor will be able to compete with these other analyzers and testing devices or that the Company's competitors will not succeed in obtaining further government approvals or in developing or marketing technologies or products that are more commercially attractive than the Company's current or future products.

Patents and Proprietary Instruments:
------------------------------------

The Company has applied for six patents covering various technologies. One patent, issued August 4, 1992, covers the invention of the direct measurement of HDL cholesterol with dry chemistry strips. The remaining five patent applications are pending and relate to varying aspects of the Lifestream cholesterol monitor.

The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and any such litigation could result in substantial loss or diversion of Company revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that pending patent applications filed by the Company will be approved or that the Company's issued or pending patents will not be challenged or circumvented by competitors. The Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers, directors and key employees, as well as on patent ownership.

Distribution and Marketing:
---------------------------

The Lifestream cholesterol monitor will be the first product commercially introduced by the Company. The Company has selected and qualified its initial sources of supply of key components, including the test strips and optic hardware from Roche, however, there are no assurances that the Company will be able to manufacture the cholesterol monitor in compliance with regulatory requirements, in sufficient quantities, with appropriate quality and at acceptable costs. At present the Company's manufacturing capabilities are supported by Good Manufacturing Guidelines ("GMP") standard operating procedures and factory work instructions as well as an ISO-9001 based quality system. The Company has not had its initial ISO 9001 registration visit and it cannot assure ISO certification will be obtained. Although the company's manufacturing facility has produced serial production under GMP control in limited quantities, the Company has not made the transition to large quantity production.

While certain members of the Company's management have relevant marketing experience, Lifestream has no experience marketing its product directly to end users. The Company intends to use third party medical product distributors to market to alternate care sites. In the event that the Company does not enter into third party distribution agreements for its products, significant additional capital expenditures and management resources will be required to develop and expand its direct sales force. While the Company has identified potential domestic distributors, no formal distribution contracts have been executed. There can be no assurance that the Company will be able to establish such a sales force or enter into such third party distribution agreements to gain market acceptance for its products.

Governmental Regulation:
------------------------

The Company's products are governed under the regulation of the United States Food and Drug Administration ("FDA"). Prior to any marketing of devices, the Company must first obtain pre-clearance from the FDA, either through the notification ("510(k) Notification") process or the pre-market approval application ("PMA") process.

In April 1998, the Company completed clinical studies for the Lifestream cholesterol monitor. Upon completion of the clinical studies, the Company filed a 510(k) Notification with the FDA. On October 1, 1998, Lifestream's cholesterol monitor was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the FDA. Subsequently, Lifestream is developing additional instrument and system functionality including expanded health risk assessments and the ability to access the internet for secure data storage, data analysis and reports. The Company is in the process of submitting additional material and is preparing a supplementary filing to the FDA for these new features and functions. These new features will not be able to be incorporated into the cholesterol monitor until they have received approval by the FDA.

On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA") to the Lifestream cholesterol monitor. The CLIA-waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA-waiver is that it will allow Lifestream to market its product to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

The Company plans to develop and market an over the counter home-use personal cholesterol monitor. The personal monitor will be marketed to patients with high cholesterol levels who need to monitor their progress on a cholesterol-reducing program or those individuals who are health conscious and concerned about their cholesterol levels. However, the Company must first complete clinical studies for a consumer-oriented instrument and then file a 510(k) Notification with the FDA. The Company has reviewed it's over the counter clinical trial protocol with the FDA and is preparing to start the clinical trials. The Company anticipates filing a 510(k) Notification after the successful completion of clinical trials. Clinical trials will require the Company to raise additional capital. Lifestream is positioned to start its clinical studies for this over the counter home-use personal cholesterol monitor upon receipt of an appropriate level of third party funding. There is no assurance that the Company will receive an appropriate level of funding or that it can successfully complete these clinical studies or subsequently receive FDA approval for a consumer instrument.

In general, the Company intends to develop and market tests that will require no more than 510(k) Notification clearance. However, if the Company cannot establish that a proposed technology is substantially equivalent to a legally marketed device, the Company will be required to seek pre-market approval of the proposed test cassette from the FDA through the submission of a PMA application. If a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) Notification clearance. A PMA application generally must be supported by extensive data, including laboratory, pre-clinical and clinical data to demonstrate safety and efficacy, as well as a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the PMA submission must include the proposed labeling, advertising literature and training methods. The Company does not believe that its products under development will require the submission of a PMA application.

All products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. In addition, labeling and promotional activities are subject to scrutiny by the FDA.

Research and Development Activities:
------------------------------------

During the years ended December 31, 1998 and 1997, the Company has expended funds on research and development activities of approximately $304,000 and $107,000, respectively. In addition, a significant portion of all other operating expense amounts incurred were indirectly related to product development. It is expected that the Company will continue to expend significant amounts for research and development for the foreseeable future periods.

Company Employees:
------------------

As of December 31, 1998, the Company has 22 total employees of which 18 are full time employees. The Company anticipates that it will continue to modify the number of employees as the demand on manufacturing operations changes, although this may not be the case.

Item 2.  Properties.

In May 1998, the Company leased a production facility of approximately 6,500 square feet located in Post Falls, Idaho. Additionally, the Company leased a 2,400 square foot office space in Ft. Collins, Colorado in June 1998. This office space is being used as the primary location for administrative and executive functions (marketing, sales, accounting, and human resources) for the Company. As a result, the Company has transferred all administrative and executive operations, from Sandpoint, Idaho, to this new office. The Company's office lease in Sandpoint, Idaho was assumed by other parties at minimal cost to the Company.

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

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades in the OTC bulletin board market (OTC BB:LFST). The following table shows the quarterly high and low bid prices for 1997 and 1998 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         Year              Period                             High              Low
         ----              ------                             ----              ---

         1997              First Quarter                      $1.03             $ .43
                           Second Quarter                     $ .81             $ .43
                           Third Quarter                      $1.06             $ .35
                           Fourth Quarter                     $1.59             $ .59

         1998              First Quarter                      $1.00             $ .50
                           Second Quarter                     $6.13             $0.94
                           Third Quarter                      $4.38             $2.50
                           Fourth Quarter                     $4.38             $1.59

At March 31, 1999 there were approximately 738 holders of record of the Company's Common Stock.

The Company has never and has no intentions at this time to declare dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

In March 1998, the Company received $250,000 cash from the issuance of a convertible promissory note for payment of services rendered to the Company from a third party. This note converts to shares of the Company's Common Stock at any time prior to maturity at a per share rate of $1.25. In addition, as an inducement to execute the promissory note, the Company issued 125,000 shares of the Company's Common Stock to the creditor.

In May 1998, the Company sold 1,560,372 shares of the Company's Common Stock at a price of $1.25 per share in a private offering to accredited investors in reliance on Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the "1933 Act").

In December 1998, the Company received a total of $225,000 cash pursuant to the issuance of three separate convertible notes. The notes, which mature two years from the date of grant, accrue interest at prime plus 2% (9.75% at December 31, 1998) and a re convertible at anytime into shares of the Company's Common Stock at a per share rate of $2.50. In connection with the debt, the Company issued 33,750 shares of its Common Stock to the noteholders as an inducement to execute the notes.

In January 1998, the Company sold 35,683 and 125,000 shares of Common Stock at a price of $0.75 and $1.00 per share, respectively in a private placement of securities.

In May 1998 and September 1998, the Company issued 12,500 and 15,000 shares of Common Stock, respectively, to employees for services rendered to the Company valued at $12,500 and $18,750, respectively.

In June 1998 and July 1998, the Company sold 89,000 shares of Common Stock to certain employees at a price of $1.25 per share and issued 89,000 shares of Common Stock for future services in connection with the execution of employment agreements by such employees.

In June 1998, the Company issued 155,045, 26,020 and 200,000 shares of the Common Stock for conversion of short-term debt at a price of $0.75, $1.00 and $1.25 per share, respectively.

In 1998, the Company issued 53,413, 34,176, 53,000 and 10,000 shares of Common Stock for services provided to the Company by third parties at prices ranging from $0.75 to $2.00 per share.

The Company issued 20,000 and 14,210 shares of Common Stock for services provided to the Company by third parties at a price of $0.75 in January 1997 and September 1997, respectively.

In September 1997, the Company issued 8,318 shares of the Common Stock for repayment of debt at $0.75 price per share.

In December 1997, the Company sold 261,333 shares of the Company's Common Stock at a price of $0.75 per share in a private offering to accredited investors in reliance on Rule 506 of Regulation D, promulgated pursuant to the 1933 Act.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

The Company plans to market the Lifestream cholesterol monitor to healthcare professionals. The healthcare professionals are expected to use the instrument to detect and monitor patients with cholesterol concerns.

During the twelve months ending December 31, 1999, the Company also intends to conduct product research and development to introduce a medical data storage and transmission system compatible with Lifestream's cholesterol instrument. Through an input/output port, the instrument would have the ability to download patient information (cholesterol readings and other risk factors) using a serial cable or using a Lifestream smart card. This information, along with a secure website, can then be transferred to the computer of a healthcare professional to print a health evaluation report.

Once this system is developed, a healthcare professional will be able to access Lifestream's secured intranet program being created jointly with SITI. The healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to encourage behavioral change. The Company has entered into negotiations to merge with SITI. SITI is a development stage company with a primary focus on developing internet-related secured transmission technology. The Company believes that this technology would enhance its own product through the ability to transmit information contained within the smartcard electronically to the cardholder's healthcare provider. Although the Company's intent is to complete the merger during 1999 through a stock-for-stock transaction, there can be no assurances that the Company will be successful in its efforts.

The Company has been in the development stage since its inception. The Company has had no recurring source of revenue, has incurred operating loses since inception and at December 31, 1998, had a working capital deficiency. As of December 31, 1998, Lifestream had an accumulated deficit of approximately $5.5 million.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products. As of December 31, 1998, the Company had a working capital deficit of $302,000 and requires additional funding in order to continue as a going concern.

Subsequent to December 31, 1998, the Company has obtained approximately $900,000 in debt and equity financing. If the Company is unable to obtain additional funding on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending December 31, 1999. Due to the capital restraints on the Company since December 31, 1998, Lifestream has reduced administrative costs by restructuring employee salaries to include payments in the form of Company Common Stock instead of cash.

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to both research and development and general administration. Operating expenses increased to $3,046,000 for the year ended December, 1998 from $538,000 for the year ended December 31, 1997. The increase of $2,504,000 was primarily due to an increase in professional expenses, salary costs and research and development as the Company accelerated its efforts to bring the Lifestream cholesterol monitor to market. These increases resulted from the opening of a production facility in Post Falls, Idaho and an administrative office in Ft. Collins, Colorado. Salary and rent expense increased in order to staff and maintain these new facilities. In addition, the Company incurred certain costs to prepare a number of Lifestream cholesterol monitor units necessary for a preproduction run. Finally, the Company has employed certain individuals in order to begin marketing the Lifestream cholesterol monitor and to create consumer product awareness.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the year ended December 31, 1998, other expense, net was $80,000 as compared to $22,000 for the year ended December 31, 1997. This increase of $58,000 in other expense was primarily attributable to the increasing base in debt for which interest and financing costs were accrued.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $3,122,000 for the year ended December 31, 1998 and $560,000 for the year ended December 31, 1997. This represents an increase in the loss for the same period of $2,562,000.

Financial Condition:

During the year ended December 31, 1998, the Company used cash in operating activities of $1,983,000 as compared to $235,000 for the year ended December 31, 1997. This increase of $1,748,000 was primarily due to the increase in the net loss for the period. As of December 31, 1998, the Company had a balance of $92,000 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

As of December 31, 1998, Lifestream had no recurring source of revenue, had incurred losses since its inception and had a working capital deficiency. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1998 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its products in North America; successful completion of the Company's regulatory approval process; and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

Year 2000 Compliance:

Management has initiated a company-wide program to prepare its financial, manufacturing, and other critical systems and applications for the year 2000.

The focus of the program is to identify affected systems, develop a plan to correct those systems in the most effective manner and then implement and monitor the plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. As part of a program developed by the FDA Center for Devices and Radiological Health, the Lifestream cholesterol monitor was certified in June of 1998 to be Year 2000 compliant. The Company is responsive to the Year 2000 compliance mandate from the FDA. As of December 31, 1998, the Company had not expended material amounts related to the Year 2000 issue because the majority of its systems have been purchased from vendors that have certified that their systems are Year 2000 compliant. Although the Company's Year 2000 program is in various stages of completion, the Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.

New Accounting Pronouncements
-----------------------------

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging g instrument, the gain or loss is recognized as income in the period of change. SFAS 133 is effective for all fiscal quarters if fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS 133 on January 1, 2000 will not have a significant effect on its financial statements.

In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

Item 7.  Financial Statements.

The Company's consolidated financial statements and notes thereto appear beginning on page F-1 of this Form 10-KSB Annual Report.

Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 1997, the Company dismissed the accounting firm of Terrence J. Dunne, CPA ("Mr. Dunne") as the Company's independent accountant. The Board of Director's decision to change independent accounting firms was the result of a mutually agreeable decision between the Company and Mr. Dunne which resulted in Mr. Dunne submitting a resignation letter to the Company, that was received on November 15, 1997. The Company solicited a formal proposal from BDO Seidman, LLP ("BDO") due to BDO's reputation and expertise in the medical products manufacturing industry.

During the two most recent fiscal years and the subsequent interim period prior to December 5, 1997, there have been no disagreements with Mr. Dunne on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Mr. Dunne's report on the consolidated financial statements of the Company for the fiscal years prior to 1997 contained an explanatory paragraph relative to a going concern uncertainty. There were no limitations on the scope of the opinion or on the work performed.

The Company provided the above disclosure to Mr. Dunne, and requested that he furnish the Company with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether he agreed with the above statements. Mr. Dunne in his letter dated May 4, 1998, stated that he did in fact agree with the statements made herein.

The Company engaged BDO effective December 5, 1997. During the years ended December 31, 1997 and 1996, the Company did not consult with BDO regarding: (i) the application of accounting principles to a specified transaction; (ii) the type of opinion that might be rendered on the Company's financial statements; or
(iii) any matter that was the subject of a disagreement with the Company's former accountant or a reportable event (as contemplated by Item 304 of Regulation S-B)

The Company provided BDO with a copy of the 8-K, and requested that BDO review such report before it was filed with the SEC and gave BDO the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification or statement as to whether they agreed with the statements made by the Company regarding the Company's relationship with BDO.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A and will be incorporated by reference as of the date of such filing.

Item 10.  Executive Compensation.

Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A and will be incorporated by reference as of the date of such filing.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A and will be incorporated by reference as of the date of such filing.

Item 12.  Certain Relationships and Related Transactions.

The chairman of the Company, Christopher Maus, has received various cash advances which were formalized into a note receivable on December 31, 1995. The note bears interest at 8% per annum until paid and is due on demand. The note receivable balance, including accrued interest, at December 31, 1998 and 1997, respectively, was $97,090 and $79,104.

The Company entered into an employment agreement in September 1998 with Gerald Tschikof, the former Chief Executive Officer and President of the Company, pursuant to which the Company loaned Mr. Tschikof $25,000 for the purchase of 20,000 shares of Company Common Stock. The loan has a term of 48 months.

During 1998, the Company advanced funds totaling $91,282 to SITI. Advances under the note accrue interest at a rate of 8% and have no stated maturity date. Interest accrued on the note totaled $2,334 at December 31, 1998. During 1998, the Company paid certain direct expenses and shared certain facilities and resources with SITI. As of December 31, 1998, approximately $195,800 was owed by SITI to the Company as the agreed-upon estimate of the fair value of the benefits received.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits are listed in the Exhibit Index on page 20 of this Form 10-KSB, which is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended December 31, 1998.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.



BY:      /s/ Christopher Maus
         -------------------------------------------------
         Chief Executive Officer and Chairman of the Board

DATE:         April 15, 1999



BY:      /s/ Criss Sakala
         -------------------------------------------------
         Criss Sakala, Secretary and Treasurer

DATE:        April 15, 1999

Lifestream Technologies, Inc.
and Subsidiary
(A Development
Stage Company)






Consolidated financial Statements
Years Ended December 31, 1998 and 1997

                  Lifestream Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                                                                  Contents


      Reports of Independent Certified Public Accountants                3

      Consolidated Financial Statements:
          Balance Sheets                                                 4
          Statements of Loss                                             5
          Statements of Changes in Stockholders' Equity               6-17
          Statements of Cash Flows                                   18-19
          Summary of Accounting Policies                             20-23
          Notes to Consolidated Financial Statements                 24-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Lifestream Technologies, Inc.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. (a development stage company), as of December 31, 1998 and 1997, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years then ended. We have also audited the consolidated statements of loss, stockholders' equity and cash flows for the period from inception (August 7, 1992) through December 31, 1998, except that we did not audit these statements for the period from inception (August 7, 1992) through December 31, 1996; those statements were audited by another auditor whose report, dated August 20, 1997, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 7, 1992) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue, has incurred losses since inception and, at December 31, 1998, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Spokane, Washington
March 29, 1999 except for Note 14,
  which is as of April 9, 1999



December 31,                                                                1998           1997
-------------------------------------------------------------------------------------------------
Assets (Note 1)

Current assets:
     Cash                                                               $   91,555     $    6,160
     Accounts receivable                                                       247           --
     Inventories (Note 2)                                                  129,140         30,802
     Prepaid expenses                                                        2,152          2,068
-------------------------------------------------------------------------------------------------

Total current assets                                                       223,094         39,030
-------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net (Note 3)                         486,795         23,754
-------------------------------------------------------------------------------------------------

Other assets:
     Patent and license rights, net of  accumulated
        amortization of $617,795
        and $493,103 (Note 5)                                            1,499,070      1,623,762
     Note receivable, officer (Note 4)                                      97,090         79,104
     Note receivable, related company (Note 4)                             289,416           --
     Deferred financing costs (Note 7)                                      59,738           --
     Other                                                                   8,515          1,500
-------------------------------------------------------------------------------------------------

Total other assets                                                       1,953,829      1,704,366
-------------------------------------------------------------------------------------------------



Total assets                                                            $2,663,718     $1,767,150
=================================================================================================
                                                                               4

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                                  Balance Sheets

December 31,                                                             1998             1997
-------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $   367,763      $   216,918
     Accrued wages and payroll taxes                                     112,931             --
     Interest payable                                                      1,442           20,371
     Current maturities of note payable (Note 6)                          36,330             --
     Current maturities of capital lease obligation (Note 10)              6,580             --
     Related party payable (Note 8)                                         --             12,435
     Notes payable (Note 6)                                                 --             41,144
-------------------------------------------------------------------------------------------------

Total current liabilities                                                525,046          290,868
-------------------------------------------------------------------------------------------------

Notes payable, less current maturities (Note 6)                          127,220             --
Capital lease obligation, less current maturities (Note 10)               18,492             --
Convertible debt (Note 7)                                                225,000          100,000
-------------------------------------------------------------------------------------------------

Total liabilities                                                        895,758          390,868
-------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 6, 7, 9, 10, 12, 13 and 14)

Stockholders' equity (Notes 9, 13 and 14):
     Preferred stock, $.001 par value; 5,000,000 shares
  authorized; no shares issued or outstanding                               --               --
     Common stock, $.001 par value; 50,000,000 shares
  authorized; 11,077,326 and 8,041,500 shares issued
       and outstanding                                                    11,077            8,041
     Additional paid-in capital                                        7,895,968        3,773,536
     Unearned stock compensation                                        (610,442)            --
     Stock subscription receivable                                        (1,230)            --
     Deficit accumulated during the development stage                 (5,527,413)      (2,405,295)
-------------------------------------------------------------------------------------------------

Total stockholders' equity                                             1,767,960        1,376,282
-------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $ 2,663,718      $ 1,767,150
-------------------------------------------------------------------------------------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                              Statements of Loss





                                                          Cumulative
                                                            Amounts
                                                           from Date
                                                         of Inception
                                                        (August 7, 1992)
                                                            through                 Year Ended December 31,
                                                          December 31,         ---------------------------------
                                                             1998                    1998               1997
----------------------------------------------------------------------------------------------------------------
Revenues                                                 $        9,610     $         9,610         $         --

Cost of sales                                                     6,167               6,167                   --
----------------------------------------------------------------------------------------------------------------

Gross profit                                                      3,443               3,443                   --

Operating expenses:
     Depreciation and amortization                              735,303             223,898              130,781
     Professional fees                                        1,416,131             516,808               95,527
     Travel                                                     377,966             166,806               45,430
     Research and development                                   520,993             304,432              106,999
     Salaries and wages -- stock (Note 12)                       481,878             475,202                6,676
     Salaries and wages -- cash                                  922,030             714,280              100,000
     Selling, general and administrative                        983,650             644,295               52,261
----------------------------------------------------------------------------------------------------------------

Total operating expenses                                      5,437,951           3,045,721              537,674
----------------------------------------------------------------------------------------------------------------

Loss from operations                                         (5,434,508)         (3,042,278)            (537,674)
----------------------------------------------------------------------------------------------------------------

Other (expense) income
     Interest income                                             49,280              32,596                5,532
     Interest expense                                          (151,580)           (112,436)             (15,067)
     Other, net                                                   9,395                  --              (12,634)
----------------------------------------------------------------------------------------------------------------

Total other expense                                             (92,905)            (79,840)             (22,169)
----------------------------------------------------------------------------------------------------------------

Net loss                                                 $   (5,527,413)    $    (3,122,118)        $   (559,843)
----------------------------------------------------------------------------------------------------------------

Net loss per share -- Basic and diluted                                     $         (0.32)        $      (0.07)
----------------------------------------------------------------------------------------------------------------

Weighted average number of shares -- Basic and diluted                             9,812,680            7,831,675
----------------------------------------------------------------------------------------------------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity




                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
--------------------------------------------------------------------------------------------------------------------------------

Common stock issued for net assets of
prior entity at $0.21 per share (Note 5)     3,327,000        $   3,327     $ 703,538         $    --           $      --

Common stock issued for cash at $0.83
per share                                       42,000               42        34,958              --                  --

Net loss                                          --               --            --                --                  --
--------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1992             3,369,000            3,369       738,496              --                  --

Common stock issued for cash at $0.83
per share                                       24,000               24        19,976              --                  --

Common stock issued for services at
$0.83 per share                                 18,000               18        14,982              --                  --

Common stock issued for cash at $2.97
per share                                       33,708               34        99,966              --                  --

Exercise of stock options                      150,000              150          --                --                  --





                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage             Total
-----------------------------------------------------------------------------
Common stock issued for net assets of
prior entity at $0.21 per share (Note 5)          $    --           $ 706,865

Common stock issued for cash at $0.83
per share                                              --              35,000

Net loss                                            (41,113)          (41,113)
-----------------------------------------------------------------------------

Balances as of December 31, 1992                    (41,113)          700,752

Common stock issued for cash at $0.83
per share                                              --              20,000

Common stock issued for services at
$0.83 per share                                        --              15,000

Common stock issued for cash at $2.97
per share                                              --             100,000

Exercise of stock options                              --                 150




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity



                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
-----------------------------------------------------------------------------------------------------------------------------
Common stock issued for services at
$2.97 per share                                 2,360              2            7,007             --                 --

Common stock issued for cash at $3.00
per share                                       1,666              2            4,998             --                 --

Common stock issued for patent rights
at $3.00 per share (Note 5)                   470,000            470        1,409,530             --                 --

Common stock issued for services at
$.54 per share                                130,000            130           70,120             --                 --

Common stock issued for services at
$.19 per share                                  1,266              1              245             --                 --

Adjustments of outstanding shares of
common stock after reverse acquisition        823,913            823             (823)            --                 --

Net loss                                         --              --               --              --                 --
-----------------------------------------------------------------------------------------------------------------------------


                                                      Deficit
                                                    Accumulated
                                                    During the
                                                    Development
                                                       Stage            Total
--------------------------------------------------------------------------------
Common stock issued for services at
$2.97 per share                                         --               7,009

Common stock issued for cash at $3.00
per share                                               --               5,000

Common stock issued for patent rights
at $3.00 per share (Note 5)                             --           1,410,000

Common stock issued for services at
$.54 per share                                          --              70,250

Common stock issued for services at
$.19 per share                                          --                 246

Adjustments of outstanding shares of
common stock after reverse acquisition                  --                --

Net loss                                            (146,335)         (146,335)
-------------------------------------------------------------------------------




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity



                                                                             Additional         Stock             Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
-----------------------------------------------------------------------------------------------------------------------------
Balances as of December 31, 1993            5,023,913            5,023      2,364,497             --                 --

Common stock issued as a correction of
prior issue                                        25             --               25             --                 --

Common stock issued for cash at $.36
per share                                     280,000              280         99,865             --                 --

Net loss                                         --               --             --               --                 --
-----------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1994
(Note 12)                                   5,303,938            5,303      2,464,387             --                 --

Common stock issued for services at
$.25 per share                                289,500              290         72,085             --                 --

Common stock issued for cash at $.25
per share                                     290,000              290         72,211             --                 --




                                                     Deficit
                                                   Accumulated
                                                   During the
                                                   Development
                                                     Stage             Total
------------------------------------------------------------------------------
Balances as of December 31, 1993                    (187,448)        2,182,072

Common stock issued as a correction of
prior issue                                             --                  25

Common stock issued for cash at $.36
per share                                               --             100,145

Net loss                                            (248,200)         (248,200)
------------------------------------------------------------------------------

Balances as of December 31, 1994 (Note
                                    12)             (435,648)        2,034,042

Common stock issued for services at
$.25 per share                                          --              72,375

Common stock issued for cash at $.25
per share                                               --              72,501




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity




                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
------------------------------------------------------------------------------------------------------------------------------
Common stock issued for cash at $1.00
per share                                       5,000                5          4,995              --                --

Common stock issued for reduction of
debt at $.50 per share (Note 5)               100,000              100         49,900              --                --

Exercise of stock options                     286,500              286          6,493              --                --

Compensatory stock options issued                 --                --         51,375              --                --

Net loss                                          --                --            --               --                --
------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1995            6,274,938            6,274      2,721,446              --                --




                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage            Total
---------------------------------------------------------------------------
Common stock issued for cash at $1.00
per share                                              --            5,000

Common stock issued for reduction of
debt at $.50 per share (Note 5)                        --           50,000

Exercise of stock options                              --            6,779

Compensatory stock options issued                      --           51,375

Net loss                                          (657,840)       (657,840)
---------------------------------------------------------------------------

Balances as of December 31, 1995                (1,093,488)       1,634,232



                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity





                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
-------------------------------------------------------------------------------------------------------------------------------
Common stock issued for services at
$.50 per share                                 26,350               26         13,149              --               --

Common stock issued for services at
$.60 per share                                390,000              390        233,610              --               --

Common stock issued for services at
$.75 per share                                 12,263               12          9,185              --               --

Common stock issued for reduction of
debt and accrued interest at $.75 per
share                                         182,710              183        136,850              --               --

Common stock issued for cash at $.50
per share                                      50,000               50         24,950              --               --

Common stock issued for cash at $.75
per share                                      27,333               27         20,472              --               --







                                                     Deficit
                                                   Accumulated
                                                   During the
                                                   Development
                                                      Stage              Total
-------------------------------------------------------------------------------------
Common stock issued for services at
$.50 per share                                          --               13,175

Common stock issued for services at
$.60 per share                                          --              234,000

Common stock issued for services at
$.75 per share                                          --                9,197

Common stock issued for reduction of
debt and accrued interest at $.75 per
share                                                   --              137,033

Common stock issued for cash at $.50
per share                                               --               25,000

Common stock issued for cash at $.75
per share                                               --               20,499





                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity






                                                                               Additional       Stock             Unearned
                                                      Common Stock              Paid-in      Subscription          Stock
                                               Shares           Amount          Capital       Receivable        Compensation
------------------------------------------------------------------------------------------------------------------------------
Common stock issued for reduction of
account payable at $.48 per share             130,000              130            62,570          --                  --

Common stock issued for reduction of
account payable at $.50 per share              21,413               22            10,685          --                  --

Common stock issued for reduction of
account payable at $.75 per share              22,632               23            16,951          --                  --

Exercise of stock options (Note 12)           250,000              250            31,000          --                  --

Contributed services (Note 12)                    --                --            83,000          --                  --

Compensatory stock options issued (Note
6)                                                --                --            51,500          --                  --

Net loss                                          --                --                --          --                  --
------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1996            7,387,639            7,387         3,415,368          --                  --




                                                  Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage            Total
---------------------------------------------------------------------------
Common stock issued for reduction of
account payable at $.48 per share                       --           62,700

Common stock issued for reduction of
account payable at $.50 per share                       --           10,707

Common stock issued for reduction of
account payable at $.75 per share                       --           16,974

Exercise of stock options (Note 12)                     --           31,250

Contributed services (Note 12)                          --           83,000

Compensatory stock options issued (Note
6)                                                      --           51,500

Net loss                                           (751,964)       (751,964)
----------------------------------------------------------------------------

Balances as of December 31, 1996                 (1,845,452)      1,577,303




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity






                                                                             Additional          Stock             Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
--------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                     250,000              250             --            --                  --

Common stock issued for services at
$.75 per share                                 34,210               34         25,624            --                  --

Common stock issued for cash at $.75
per share                                     261,333              262        195,738            --                  --

Common stock issued for repayment of
debt and accrued interest at $.75 per
share (Note 5)                                  8,318                8          6,230            --                  --

Exercise of stock options                     100,000              100         23,900            --                  --

Compensatory stock options issued                 --                --          6,676            --                  --

Contributed services                              --                --        100,000            --                  --

Net loss                                          --                --             --            --                  --
--------------------------------------------------------------------------------------------------------------------------------




                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage           Total
--------------------------------------------------------------------------
Exercise of stock options                              --              250

Common stock issued for services at
$.75 per share                                         --           25,658

Common stock issued for cash at $.75
per share                                              --          196,000

Common stock issued for repayment of
debt and accrued interest at $.75 per
share (Note 5)                                         --            6,238

Exercise of stock options                              --           24,000

Compensatory stock options issued                      --            6,676

Contributed services                                   --          100,000

Net loss                                          (559,843)       (559,843)
---------------------------------------------------------------------------




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity




                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
-------------------------------------------------------------------------------------------------------------------------------
Balances as of December 31, 1997            8,041,500            8,041      3,773,536            --                  --

Exercise of stock options                     326,867              327         46,454            --                  --

Common stock issued for services at
$0.75 per share                                53,413               53         53,976            --                  --

Common stock issued for services at
$1.00 per share                                34,176               34         54,643            --                  --

Common stock issued for services at
$1.25 per share                                53,000               53         66,197            --                  --

Common stock issued for services at
$2.00 per share                                10,000               10         19,990            --                  --

Common stock issued to directors for
services at $2.23 per share                    32,000               32         71,218            --                  --




                                                  Deficit
                                                Accumulated
                                                During the
                                                Development
                                                   Stage             Total
----------------------------------------------------------------------------
Balances as of December 31, 1997                (2,405,295)       1,376,282

Exercise of stock options                             --             46,781

Common stock issued for services at
$0.75 per share                                       --             54,029

Common stock issued for services at
$1.00 per share                                       --             54,677

Common stock issued for services at
$1.25 per share                                       --             66,250

Common stock issued for services at
$2.00 per share                                       --             20,000

Common stock issued to directors for
services at $2.23 per share                           --             71,250




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity




                                                                            Additional           Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
--------------------------------------------------------------------------------------------------------------------------------
Common stock issued to directors for
services at $3.35 per share                    60,000               60         201,540            --                  --

Common stock issued for cash at $0.75
per share                                      35,683               36          26,728            --                  --

Common stock issued for cash at $1.00
per share                                     125,000              125         124,875            --                  --

Common stock issued for cash at $1.25
per share                                   1,560,372            1,560       1,948,905            --                  --

Common stock issued for cash and
matching employee purchase at $4.12 per
share                                         178,000              178         732,410            --                  --

Common stock issued for cash and
matching employee purchase at $1.00 per
share                                          12,500               13          12,487            --                  --




                                                  Deficit
                                                Accumulated
                                                During the
                                                Development
                                                   Stage             Total
--------------------------------------------------------------------------
Common stock issued to directors for
services at $3.35 per share                          --            201,600

Common stock issued for cash at $0.75
per share                                            --             26,764

Common stock issued for cash at $1.00
per share                                            --            125,000

Common stock issued for cash at $1.25
per share                                            --          1,950,465

Common stock issued for cash and
matching employee purchase at $4.12 per
share                                                --            732,588

Common stock issued for cash and
matching employee purchase at $1.00 per
share                                                --             12,500




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity






                                                                             Additional         Stock            Unearned
                                                      Common Stock            Paid-in        Subscription          Stock
                                               Shares           Amount        Capital         Receivable        Compensation
-------------------------------------------------------------------------------------------------------------------------------
Common stock issued as compensation at
$2.50 per share                                15,000               15         37,485             --                --

Common stock issued with convertible
debt at $1.25 per share (Note 7)              125,000              125        156,125             --                --

Common stock issued on conversion of
debt at $0.75 per share                       155,045              155        116,129             --                --

Common stock issued on conversion of
debt at $1.00 per share (Note 7)               26,020               26         25,994             --                --

Common stock issued on conversion of
debt at $1.25 per share (Note 7)              200,000              200        249,800             --                --

Common stock issued with convertible
debt at $0.56 per share                        33,750               34         59,704             --                --




                                                    Deficit
                                                  Accumulated
                                                  During the
                                                  Development
                                                     Stage           Total
---------------------------------------------------------------------------
Common stock issued as compensation at
$2.50 per share                                       --             37,500

Common stock issued with convertible
debt at $1.25 per share (Note 7)                      --            156,250

Common stock issued on conversion of
debt at $0.75 per share                               --            116,284

Common stock issued on conversion of
debt at $1.00 per share (Note 7)                      --             26,020

Common stock issued on conversion of
debt at $1.25 per share (Note 7)                      --            250,000

Common stock issued with convertible
debt at $0.56 per share                               --             59,738





                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                   Statements of Changes in Stockholders' Equity


                                                                            Additional           Stock             Unearned
                                                      Common Stock            Paid-in        Subscription           Stock
                                              Shares           Amount        Capital         Receivable          Compensation
--------------------------------------------------------------------------------------------------------------------------------
Unearned compensation, net of
amortization of $163,308                         --                --               --               --            (610,442)

Compensatory stock options issued                --                --           117,772              --                 --

Stock subscription receivable                    --                --               --            (1,230)               --

Net loss                                         --                --               --               --                 --
--------------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1998           11,077,326        $  11,077      $ 7,895,968        $  (1,230)         $ (610,442)
--------------------------------------------------------------------------------------------------------------------------------



                                                 Deficit
                                               Accumulated
                                               During the
                                               Development
                                                  Stage               Total
-----------------------------------------------------------------------------
Unearned compensation, net of
amortization of $163,308                              --            (610,442)

Compensatory stock options issued                     --             117,772

Stock subscription receivable                         --              (1,230)

Net loss                                       (3,122,118)        (3,122,118)
-----------------------------------------------------------------------------

Balances as of December 31, 1998            $  (5,527,413)      $  1,767,960
-----------------------------------------------------------------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                        Statements of Cash Flows

--------------------------------------------------------------------------------




                             Increase (Decrease) in Cash

                                                Date of
                                               Inception
                                            (August 7, 1992)
                                                through           Year Ended December 31,
                                               December 31,     -------------------------
                                                     1998          1998            1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                    $(5,527,413)    (3,122,118)      (559,843)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                735,303        223,898        130,781
       Issuance of common stock for  services       914,716        467,806         25,658
       Stock issued with debt                       215,988        215,988           --
       Issuance of compensatory stock
  options for services                              213,960        104,409          6,676
       Contributed services                         183,000           --          100,000
    Changes in assets and liabilities:
       Accounts receivable                             (247)          (247)          --
       Inventories                                 (129,140)       (98,338)         4,929
       Prepaid expenses                              (2,152)           (84)        24,932
       Other                                         (8,515)        (7,015)         9,206
       Accounts payable                             458,144        138,410          7,576
       Other current liabilities                    122,644         94,002         15,367
-----------------------------------------------------------------------------------------

Net cash used in operating activities            (2,823,712)    (1,983,289)      (234,718)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                           (355,155)      (313,099)       (13,705)
    Advance to related party company               (289,416)      (289,416)          --
    Advances to officer                             (97,090)       (17,986)       (20,896)
-----------------------------------------------------------------------------------------

Net cash used in investing activities              (741,661)      (620,501)       (34,601)
-----------------------------------------------------------------------------------------




                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                        Statements of Cash Flows

--------------------------------------------------------------------------------


                             Increase (Decrease) in Cash

                                                Date of
                                               Inception
                                            (August 7, 1992)
                                                through           Year Ended December 31,
                                               December 31,     -------------------------
                                                     1998          1998            1997
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of convertible debt       600,000        500,000         50,000
    Proceeds from exercise of stock options          109,210         46,781         24,250
    Payments on capital lease obligations             (2,520)        (2,520)          --
    Payments on note payable                          (8,006)        (8,006)          --
    Proceeds from notes payable                      226,144           --             --
    Proceeds from sale of common stock             2,732,100      2,152,930        196,000
-----------------------------------------------------------------------------------------
Net cash provided by financing activities          3,656,928      2,689,185        270,250
-----------------------------------------------------------------------------------------
Net increase in cash                                  91,555         85,395            931

Cash at beginning of period                             --            6,160          5,229
-----------------------------------------------------------------------------------------
Cash at end of period                            $    91,555    $    91,555    $     6,160
-----------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
   and financing activities:
     Issuance of common stock in exchange for:
       Patent and distribution rights            $ 2,116,865    $      --      $      --
       Reduction of note payable                     226,144         41,144          5,000
       Reduction of accrued interest                   8,271           --            1,238
       Reduction of accounts payable                  90,381           --             --
       Conversion of debt                            375,000        375,000           --
       Note payable for leasehold improvements       249,148        249,148           --
       Deferred financing costs                       59,738         59,738           --
-----------------------------------------------------------------------------------------
Supplemental schedule of cash activities:
     Interest paid in cash                       $     3,128    $     3,128    $      --
-----------------------------------------------------------------------------------------


                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

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

     Basis              The consolidated financial statements include
     of Presentation    the operations of the Company and its wholly
                        owned subsidiary, Lifestream Diagnostics, Inc. All intercompany accounts and transactions have been eliminated.

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

     Inventories        Inventories consists of supplies, component parts and
                        assembled devices. Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Equipment          Equipment and leasehold improvements are recorded at
     and Leasehold      cost. Depreciation and amortization are provided using
     Improvements       the straight-line method over the useful lives or lease
                        term of the respective assets. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

     Patent The costs associated with acquiring patented technology have been capitalized and are being charged to expense using the straight line method of amortization over seventeen years, the estimated useful life of the patent. Management of the Company reviews the carrying

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

                        value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.


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

     Research and       Research and development costs are charged to expense as
     Development        incurred.




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

     Fair Value of      The carrying amounts reported in the consolidated
     Financial          balance sheets as of December 31, 1998 and 1997 for cash
     Instruments        equivalents, accounts payable and accrued expenses
                        approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes receivable from an officer and a related company cannot be determined. The fair value of long-term debt, capital lease obligations and notes payable approximates carrying value as the stated or discounted rates of the debt reflect recent market conditions.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------


     Stock Based        SFAS No. 123, "Accounting for Stock-Based Compensation,"
     Compensation       encourages, but does not require, companies to record
                        compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting
                        Principles Board Opinion No. 25, "Accounting for Stock
                        Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS
                        No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Net Loss Per Share Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options, which cover 981,665 and 591,745 shares of the Company's common stock at December 31, 1998 and 1997, are antidilutive for all periods presented only basic EPS is presented. These securities could potentially dilute future EPS calculations.

     New Accounting     In June 1998 the  Financial  Accounting  Standards
     Pronouncements     Board issued Statement of Financial Accounting Standards
                        No. 133 ("SFAS No. 133"), Accounting for Derivative
                        Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No.
                        133 is effective for all fiscal quarters if fiscal years beginning after June 15, 1999. Based on its current and

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

                        and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

                        In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.   Development Stage  The Company has been in the development stage since its
     Operations and     inception. The Company has had no recurring source of
     Going Concern      revenue, has incurred operating losses since inception
                        and, at December 31, 1998, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.
                        The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                        Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to commence production of its products. Subsequent to year end, the Company obtained bridge financing loans of $365,000 from two companies to meet short term cash needs for up to 90 days from the date of the promissory note. As of March 29, 1999, the Company has been successful in raising approximately $585,000 through the sale of convertible debt. See Note 7. Additionally, the Company obtained a Clinical Laboratory Improvement Amendment waiver in February 1999, which management believes will enable the Company to bring its product to market during 1999. The Company is currently pursuing a private placement of shares of the Company's common stock to obtain the funds necessary to finance the business until a product revenue stream can be developed. There can be no assurances that the Company will be successful in executing its plans.

2.   Inventories        Inventories consist of the following:


                        December 31,            1998       1997
                        ---------------------------------------

                        Raw materials       $118,803   $ 30,802

                        Work in process        6,594       --

                        Finished goods         3,743       --
                        ---------------------------------------

                        Total inventories   $129,140   $ 30,802
                        =======================================

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   Equipment and      Property and equipment consists of the following:
     Leasehold
     Improvements


                         December 31,                       1998       1997
                        --------------------------------------------------------

                        Office and data processing
                        equipment                       $314,445   $ 35,146
                        Vehicles                          33,800       --
                        Leasehold improvements           256,058      6,910
                        --------------------------------------------------------

                                                         604,303     42,056
                        Less accumulated depreciation    117,508     18,302
                        --------------------------------------------------------

                        Property and equipment, net     $486,795   $ 23,754
                        ========================================================


4.   Notes Receivable   The Company's Chairman has received various cash
                        advances pursuant to terms of an unsecured promissory note. Advances under the note, which accrue interest at 8% and have no stated maturity date, totaled $97,090 and $79,104 at December 31, 1998 and 1997.

                        During 1998, the Company advanced funds totaling $91,282 to a company affiliated through common ownership. Advances under the note accrue interest at a rate of 8% and have no stated maturity date. Interest accrued on the note totaled $2,334 at December 31, 1998. During 1998, the company paid certain direct expenses and shared certain facilities and resources with this related party company. As of December 31, 1998, approximately $195,800 was owed to the Company as the agreed-upon estimate of the fair value of the benefits received. See Note 13. As repayment is not expected during 1999, the entire balance is classified as noncurrent.

5.   Intangible Assets  In 1992, the Company acquired all of the assets and liabilities of a related party in exchange for 3,327,000 shares of the Company's common stock. The net assets acquired, which were recorded on the Company's books at the historical

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                        cost basis of the partnership, by the Company primarily included license and distribution rights which had been previously acquired by the related party from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patent and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,410,000. The patent and related assets relate to a dry chemistry process used to measure cholesterol levels in blood samples.

6.   Notes Payable      Notes payable consist of the following:


                        December 31,                                      1998       1997
                        -------------------------------------------------------------------

                        Note payable to a corporation (1)              $163,550   $   --

                        Note payable to an individual (2)                  --        6,000

                        Note payable to a corporation (3)                  --       35,144
                        -------------------------------------------------------------------


                        Total notes payable                            $163,550   $ 41,144

                        Less current maturities                          36,330       --
                        -------------------------------------------------------------------


                        Notes payable, less current maturities         $127,220   $ 41,144
                        ===================================================================

                        Scheduled principal maturities of the note payable at December 31, 1998 in each of the next five years is as follows:


                        Year ending December 31,                                    Amount
                        -------------------------------------------------------------------

                        1999                                                      $ 36,330
                        2000                                                        36,330
                        2001                                                        36,330
                        2002                                                        36,330
                        2003                                                        18,230
                        -------------------------------------------------------------------

                                                                                  $ 163,550
                        ===================================================================

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    (1) During May 1998, the Company executed a note payable for certain costs incurred in connection with leasehold improvements which were a prerequisite to the Company signing an operating lease for office and production space located in Post Falls, Washington. See Note 10. The note is payable in monthly installments of $3,028 and bears interest at an annual increasing rate of the greater of 5% or the annual increase in the United States Consumer Price Index.

                    (2) During the year ended December 31, 1995, the Company
                        borrowed $6,000 from an individual pursuant to terms of an unsecured promissory note. The note had a stated interest rate of prime plus two percent. The holder was also granted warrants to purchase 24,000 shares of the Company's common stock at a per share price of $.001. The promissory note was paid in full and retired during 1998.

                    (3) During the years ended December 31, 1994 and 1993,
                        the Company was advanced $75,000 from a corporation. During the year ended December 31, 1995, the Company retired $50,000 of this obligation through the issuance of 100,000 shares of its common stock. The remaining $25,000, together with accrued interest of $10,144 was converted into an unsecured promissory note bearing interest at 8%. The promissory note was paid in full and retired during 1998.

7.   Convertible Debt   In January 1998, the Company received $25,000 from a
                        shareholder of the Company pursuant to terms of an unsecured convertible promissory note. This note was convertible into shares of the Company's common stock at any time prior to maturity at a per share rate of $1.00, which approximated the then-fair value of the Company's common stock. During 1998, the note, and accrued interest thereon of $1,020, was converted into 26,020 shares of Company's common stock.

                        In March 1998, the Company received $250,000 from the issuance of a convertible promissory note. This note contained terms which allowed

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                        the note holder to convert the debt to shares of the Company's common stock at any time prior to maturity at a per share rate of $1.25 which amount approximated the then-fair value of the stock. In addition, as an inducement to execute the promissory note, the Company issued 125,000 shares of the Company's common stock to the creditor. The issuance of these shares was recorded by the Company as a deferred financing cost of $156,250. During 1998, the Company converted into shares of the Company's common stock the amount outstanding, including accrued interest, and retired the debt.

                        In December 1998, the Company received a total of $225,000 pursuant to the terms of three separate convertible notes. The notes, which mature two years from the date of grant, accrue interest at prime plus 2% (9.75% at December 31, 1998) and are convertible at anytime into shares of the Company's common stock at a per share rate of $2.50, which approximated the then-fair value of the stock. In connection with the debt, the Company issued 33,750 shares of its common stock to the note holders. The stock was valued at approximately $60,000 and is included as debt issuance costs at December 31, 1998.

                        During each of the years ended December 31, 1997 and 1996, the Company received $50,000 pursuant to the terms of two convertible promissory notes. The unsecured promissory notes, together with accrued interest thereon of $16,284 were converted to shares of the Company's common stock during 1998, at a per share rate of $0.75.

                        In January and February of 1999, the Company executed bridge financing promissory notes with two companies in the amounts of $115,000 and $250,000, respectively. These promissory notes bear an interest rate of 10% and mature 30 days from the date of issuance. In addition, as partial consideration for the notes, the Company issued 12,500 shares of

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                        the Company's common stock to the lending companies.
                        At the Company's option, the maturity date of the note can be extended for two additional 30-day periods. As consideration for each extension, the Company must issue 12,500 shares of the Company's common stock. The $250,000 note is secured by a stock pledge by the Company's Chairman.

                        In March 1999, pursuant to a private offering of convertible debt, the Company received a total of $585,000. The convertible debt bears interest at prime plus 2% and matures two years from the date of grant. The debt is convertible, at the option of the debt holders, to shares of the Company's common stock at a rate of $2.50 per share. In connection with the debt, the Company issued 87,750 shares of the Company's common stock to the convertible debt holders which have been recorded at fair value as a deferred financing cost. This deferred financing cost will be amortized to expense over the life of the debt.

                        In connection with this offering of convertible debt, the Company granted an additional provision to the original debt agreement, which states that the value of the shares of common stock received at the date of grant will remain evergreen at $3.50 per share for a period of one year. This evergreen treatment will be accomplished by the Company issuing additional shares to the debt holder at the end of the one year period sufficient in quantity so that the total number of shares multiplied by the then current market price will equal a value based on the original number of shares issued.

8.   Related Party      At December 31, 1997, the Company had an amount payable
     Payable            to an entity affiliated through common ownership of
                        $12,435, which was paid in full during 1998.


9.   Stock Options      The Company has an Employee Stock Option Plan (the
                        "Plan") which provides for the grant of options to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of December 31, 1998, 1,800,000 options originally made available under the Plan, remain available for grant.

                        The Company grants from time to time stock options to directors, vendors and others to

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                        purchase shares of the Company's common stock at exercise prices as determined by the chief executive officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company funds to further develop the product.

                        The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: expected life of option of four years, expected volatility of 40%, risk-free interest rate of 6% and a dividend yield of 0%.

                        The following table summarizes the stock option activity since inception:



                                                                                            Weighted
                                                                                             Average
                                                                                            Exercise
                                                                               Shares          Price
                        --------------------------------------------------------------------------------

                        Options outstanding at January 1, 1997                971,834       $   0.11

                        Granted                                                95,745           0.37
                        Expired                                              (125,834)         (0.11)
                        Exercised                                            (350,000)         (0.07)
                        --------------------------------------------------------------------------------

                        Options outstanding at December 31, 1997              591,745           0.19

                        Granted                                               831,665           2.04
                        Expired                                              (114,878)         (0.21)
                        Exercised                                            (326,867)         (0.14)
                        --------------------------------------------------------------------------------

                        Options outstanding at December 31, 1998              981,665       $   1.76
                        ================================================================================

                        The per share fair value at the date of grant

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                        of the options granted was approximately $1.56 and $0.07 during the years ended December 31, 1998 and 1997.



                        The following table summarizes information about outstanding options at December 31, 1998:


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
                            Exercise       Number  Contractual    Exercise      Number     Exercise
                              Prices  Outstanding   Life (YRS)       Price  Exercisable       Price
                       --------------------------------------------------------------------------------

                       $0.20-$0.25        150,000     3.18         $  0.23     150,000      $  0.23
                       $1.00-$1.25        521,665     5.52            1.25     342,915         1.25
                       $2.00-$2.25        110,000     1.68            2.23     100,000         2.25
                       $3.00              100,000     1.38            3.00           -            -
                       $5.00              100,000     1.38            5.00           -            -
                       --------------------------------------------------------------------------------

                                          981,665     4.82         $  1.76     592,915      $  1.16
                       ================================================================================


10.  Lease Commitments  The Company leases a vehicle under capital lease that expires in 2002.

                        The Company leases its office space and certain equipment pursuant to the terms of various operating leases expiring through 2000.

                        Future minimum lease payments required under these lease agreements are as follows:


                                                                                  Capital             Operating
                                   Year Ending December 31,                         Lease                Leases
                                  ---------------------------------------------------------------------------------

                                  1999                                          $   9,011           $    26,256
                                  2000                                              9,011                31,122
                                  2001                                              9,011                32,339
                                  2002                                              2,964                33,555
                                  2003                                                  -                14,193
                                                                           --------------------------------------

                                  Total lease payments                             29,997           $   137,465
                                                                                                    =============

                                  Less imputed interest                             4,925
                                  ---------------------------------------------------------
                                                                                  Capital             Operating
                                   Year Ending                                      Lease                Leases
                                  ---------------------------------------------------------------------------------

                                  Present value of net minimum
                                  lease payments                                   25,072

                                  Less current maturities                           6,580
                                  ---------------------------------------------------------

                                  Total long-term capital lease
                                     obligation                                $   18,492
                                  =========================================================

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                        The capital lease is collateralized by fixed assets having a book value of $33,800 at December 31, 1998. Rent expense for the years ended December 31, 1998 and 1997 was $41,832 and $10,284.

11.  Income Taxes       At December 31, 1998 and 1997, the Company had deferred
                        tax assets of approximately $2,092,000 and $870,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at both December
                        31, 1998 and 1997.

                        At December 31, 1998, the Company has net operating loss carryforwards totaling approximately $5,195,000 which expire in the years 2005 through 2018.

12.  Commitments and    The Company entered into an employment agreement in
     Contingencies      March 1996 with its president. This agreement was
                        terminated as a result of the president's resignation during 1998. The agreement specified an annual salary of $100,000, and provided for six months of severance pay in the event this individual left the employment of the Company. The officer had elected to forego payments for services provided in 1997 and 1996. Compensation due to the officer under this agreement in 1997 and 1996 of $100,000 and $83,000 was expensed and has been reflected as contributed services in the Company's financial statements.

                                    Lifestream Technologies, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

13.  Proposed Merger    In June 1998, the Board of Directors of the Company
                        authorized management to begin discussion and negotiation for the potential purchase or merger of a company affiliated through common ownership.
                        Negotiations are still in process and there can be no assurances that the Company will be successful in its attempt to acquire the related company.

14.  Subsequent Events  On April 9, 1999, the Company's chief executive officer resigned. As a part of his severance agreement the Company offered him an option to purchase 40,000 shares with a per share exercise price of $1.25. In addition, the Company offered to issue 10,000 shares of the Company's common stock and accelerate the vesting period for 15,000 options, which were a part of 25,000 options originally granted to him in 1998 with a five year period of vesting. The remaining 10,000 options would then be cancelled.

                        On April 9, 1999, the Company executed employment agreements with substantially all of its employees. The employment agreements contain terms, which specify a reduced salary for a 90 day period and grant the employees options to purchase 92,600 shares of the Company's common stock at a per share price of $1.25. At conclusion of this 90 day period, employees who remain in the employment of the Company will receive a cash bonus based on a percentage of the employee's annualized salary, totaling, in aggregate approximately $75,000. If the Company cannot pay the bonus, then the employees would be entitled to receive options to purchase, in aggregate, 74,000 shares of the Company's common stock at a per share price of $1.25. Finally, the employment agreement contains terms, which, at the option of the Company, permit the Company to buy back any shares of stock acquired by the employee upon initial employment.


                                  EXHIBIT INDEX
                                  -------------

3.1      Articles of Incorporation of Lifestream Technologies, Inc., dated April 6, 1979.1
3.2      Amended Articles of Incorporation of Lifestream Technologies, Inc., dated February 11, 1994.1
3.3      By-laws of Lifestream Technologies, Inc.1
10.1     Exchange Agreement and Plan of Reorganization dated February 11, 1994.1
10.2     Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of
         Lifestream Technologies, Inc. dated as of May 19, 1998.2
10.3     Employment Agreement between Criss Sakala and Lifestream Technologies, Inc dated as of June 25, 1998.2
10.4     License and Supply Agreement between Lifestream Diagnostics, Inc. and Boehringer Mannheim GmbH.3

16.1     Letter on Change in Certifying Accountant.4

21.1     Subsidiaries of the Registrant

27       Financial Data Schedule



--------
1 Filed as an Exhibit to the Company's Form 10-SB on December 26, 1996 and incorporated herein by reference.

2 Filed as an Exhibit to the Company's Form 10-QSB on August 14, 1998 and incorporated herein by reference.

3 To be filed by amendment.

4 Filed as an exhibit to the Company's Form 8-K on May 15, 1998 and incorporated herein by reference.