Form 10KSB/A
period 1998-12-31
LIFESTREAM TECHNOLOGIES INC
filed 1999-04-30
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                              Amendment Number One

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

                            AMENDMENT TO FORM 10-KSB

The Registrant will not be filing its Proxy Statement on or before April 30, 1999 and therefore amends its Form 10-KSB as provided herein.

                          LIFESTREAM TECHNOLOGIES, INC.
                               FORM 10-KSB/A INDEX
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998


INDEX
-----

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                              4
Item 10. Executive Compensation                                                         6
Item 11. Security Ownership of Certain Beneficial Owners and Management                 9
Item 13. Exhibits, List and Reports on Form 8-K                                         11

Signatures                                                                              12


Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The current executive officers, directors and significant employees of the Company are as follows:

Name                                          Age                           Position
----                                          ---                           --------
Christopher Maus                               46                      Chairman, Chief Executive
                                                                       Officer and Director

Michael Crane                                  43                      Director(1)

William Gridley                                70                      Director(1)

John Trenary                                   54                      Director(2)

Gerald Tschikof                                55                      President and Chief
                                                                       Executive Officer(3)

Criss Sakala                                   37                      Chief Financial Officer,
                                                                       Secretary and Treasurer

James Moody                                    42                      Chief Technology Officer

Jackson Connolly                               51                      Vice President - Development

Edward Kalin                                   51                      Vice President - Sales

Charles Cannon III                             56                      Vice President - Sales

--------------------
(1) Serves as a Member of the Audit Committee and the Compensation Committee
(2) Mr. Trenary resigned from the Board of Directors effective March 23, 1999
(3) Mr. Tschikof resigned from the Company effective March 23, 1999

Each director is elected to hold office for a two-year term or until the next annual meeting of stockholders and until his/her successor is elected and qualified. The officers of the Company serve at the direction of the Company's Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of the Company.

Christopher Maus, Chairman, formerly managed the manufacture and international sales for eight different products in a medical industry niche market. Maus has managed the development phase of the Company. He was previously a member of the Board of Directors of Performance Coatings, Inc., a privately held company. Maus is also a director and shareholder in Secured Interactive Technology Inc., an affiliate.

Michael Crane, Director, is Chairman of the Dulles Greenway, Trip II (Toll Investors Partnership II, L.P.). Crane is also president of Alchemy International, a company devoted to solving cancer through passive chemistry. He sits on the Board of Directors of Discflo Corporation in California. He is Co-Chairman of Tara Wildlife Management & Services and Managing General Partner of Resource and Land Partnership which establishes management systems of bottom land hardwood forests in Louisiana and Mississippi. He is on the President's

Advisory Board for Shenandoah University and the Advisory Board for Transtech, Inc., a transportation technology company. He also is a member of The Investor's Circle, which promotes socially responsible living. Crane is also a shareholder in Secured Interactive Technology, Inc.

William Gridley, Director, is Chairman of HYMEDIX, Inc., a company in the business of developing medical and other products from a proprietary hydrogel technology. He previously served as President of Brandywine Investors, Ind., Crescent Diversified, Ltd., and Competrol BVI, portfolio investment companies. Additionally, Mr. Gridley was Executive Vice President of American Express Bank and prior to that Vice President of Chase Manhattan Bank. He is currently Vice Chairman of Tuskegee University, a position he has held since 1980. Mr. Gridley earned a BA from Yale University. He has been a Board Member since February, 1996.

Criss Sakala, Chief Financial Officer, has over 14 years of financial and management experience, most recently from Nypro Colorado, a subsidiary of Nypro, Inc., and Deloitte & Touche LLP, an international accounting firm. Sakala is a Certified Public Accountant and holds a BS degree in Business Administration from Colorado State University.

James Moody, Chief Technology Officer, was President of Interlink and Technology Solutions, Inc., a consulting firm specializing in Open VMS seminars and onsite performance tuning. Moody graduated from Gonzaga University with a BS degree in math and computer science. Moody is a shareholder of Secured Interactive Technology, Inc.

Jackson Connolly, Vice President - Development, has 28 years of product design and program management experience. Connolly was previously a partner with Henshaw/Phillips Associates and The Enclosure Group as an Industrial Designer and Program Manager for national computer and peripheral device clients. He has received a BA/BS in Industrial Technology and Arts from California State University - Fresno. He holds a California Lifetime Secondary Education Credential and is a member of the Industrial Design Society of America. Connolly is a shareholder of Secured Interactive Technology, Inc.

Edward Kalin, Vice President - Sales, joined the Company from Colgate Oral Pharmaceuticals, where he served as regional sales manager/special markets. Kalin is experienced in selling and promoting prescription products to pharmacy departments of key retail trade accounts, drug wholesalers, managed healthcare organizations and government agencies. Kalin also has successfully introduced numerous new products to drug chains, wholesale drug and deep discount stores. Kalin received a BS degree in Economics from the University of Maryland.


Charles Cannon III, Vice President - Sales, joined the Company after serving as Director of Sales for Voice It Worldwide Inc., a leading manufacturer of digital recording device, and was the National Sales and Marketing Manager for the Formulations Division of Teldyne(TM) Water Pik. Cannon is experienced in a variety of facets within the healthcare industry. He attended St. John's University.

Section 16(a) Beneficial Ownership Reporting Compliance: Since the Company has become a reporting company under the Exchange Act, the officers, directors and 10% shareholders have not filed any of the forms required to be filed under
Section 16 of the Exchange Act. The Company expects that the required forms will be filed by May 15, 1999.

Item 10.  Executive Compensation.

Cash Compensation:
-----------------

Below is the aggregate annual remuneration of each of the highest paid persons who are officers or directors of the Company during the Company's last three years ended December 31, 1998, 1997, and 1996.

                           Summary Compensation Table

                                                Annual Compensation                                Long Term Compensation
                                                                                              Awards                   Payouts
                                                                                                 Securities
                                                                        Other      Restricted   Underlying                 All
Name and                                                               Annual         Stock       Options     LTIP        Other
Principal Position             Year     Salary        Bonus         Compensation     Awards(10)    /SARs     Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------------------
Christopher Maus               1998      $77,900(1)   $100,000 (1)       $0            -0-         400,000(3)     -0-     18,000(11)
Chairman, Chief Executive      1997     $100,000(2)         $0           $0            -0-              -0-       -0-         -0-
Officer and Director           1996      $83,000            $0           $0            -0-              -0-       -0-         -0-

Gerald Tschikof                1998      $50,000(4)         $0           $0        20,000               -0-       -0-      8,000(11)

Criss Sakala                   1998      $37,100(5)         $0           $0        30,000-          20,000        -0-         -0-
Chief Financial Officer

James Moody                    1998      $29,900(6)         $0           $0            -0-          20,000        -0-         -0-
Chief Technology Officer

Jackson Connolly               1998      $55,000(7)         $0           $0            -0-              -0-       -0-         -0-
Vice President - Development

Edward Kalin                   1998      $61,300(8)         $0           $0        18,000           20,000        -0-         -0-
Vice President - Sales

Charles Cannon III             1998      $45,300(9)         $0           $0        20,000           20,000        -0-         -0-
Vice President - Sales

-----------------------
(1) In March 1996, the Company executed an employment contract with Mr. Maus. As such Mr. Maus was entitled to a salary of $100,000 per year. Additionally, in connection with a 1994 agreement, the Company paid Mr. Maus a $100,000 bonus in July 1998 for successful completion of the private placement stock offering completed in May 1998.
(2) Mr. Maus was entitled to a salary of $100,000 per year. Mr. Maus elected to waive the salary for both 1996 and 1997 (expense was recorded with an offset to contributed capital.)
(3) Includes (i) 200,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 and exercisable for a period of five years thereafter at an exercise price of $1.25 per share. Includes (i) 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 which options are exercisable based upon the successful launch of Cholestron at an exercise price of $3.00 per share any time prior to April 10, 2006; and
         (ii) 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 which options are exercisable upon the Company achieving $1,000,000 in net profits at an exercise price of $5.00 per share any time prior to April 10, 2006.
(4) Actual cash compensation was based on a start date of September 1,1998. Mr. Tschikof resigned from the Company effective March 23, 1999.
(5)      Actual cash compensation was based on a start date of July 15, 1998.
(6)      Actual cash compensation was based on a start date of July 20, 1998.
(7)      Actual cash compensation was based on a start date of January 1, 1998.
(8)      Actual cash compensation was based on a start date of June 1, 1998.
(9)      Actual cash compensation was based on a start date of May 18, 1998.
(10)     Matching shares from employment agreements
(11) Compensation of shares for their Board of Director duties. Shares are distributed at 2,000 shares per month served.

Employment Agreements and Other Compensation:
---------------------------------------------

The Company executed an employment agreement with its Chief Executive Officer in March 1996. The agreement was established to renew annually if not terminated by either party. The agreement states a salary of $100,000 per year and includes six months of severance pay in the event of termination. This employment agreement has been superseded as indicated below.

The Company required that new key employees sign an executive employment agreement (the "Agreement"), in which the new employee was required to purchase a quantity of the Company's common stock on the date of hire at $1.25 per share. In addition, the Agreement contains a matching provision which states that for every share purchased, one additional share is sold for a price equal to the par value of the stock ($0.001). The Agreement provides for a "buy-back option" which permits the Company to repurchase shares of stock sold under the Agreement if the employee leaves the Company for any reason during the 48 to 60 months following his hire, with the right expiring as to 20% to 25% of the stock each year. The agreement also contains a stock option grant ranging from 20,000 to 40,000 shares of the Company's common stock at an exercise price of $1.25 per share and with the same vesting period as for the shares of stock purchased under the agreement.

For the nine months ended September 30, 1998, the Company executed this Agreement with eight individuals. The individuals purchased a number of shares ranging from 1,000 to 30,000, for a total of 109,000 shares (218,000 in the aggregate including the matching provision). Additionally, an equal number of shares of stock were sold at the stated par value of the stock.

On April 9, 1999, the Company executed employment agreements with substantially all of its employees. The employment agreements contain terms, which specify a reduced salary for a 90 day period and grant the employees options to purchase 92,600 shares of the Company's common stock at a per share price of $1.25. At conclusion of this 90 day period, employees who remain in the employment of the Company will receive a cash bonus based on a percentage of the employee's annualized salary, totaling, in aggregate approximately $75,000. If the Company cannot pay the bonus, then the employees would be entitled to receive options to purchase, in aggregate, 74,000 shares of the Company's common stock at the market price. Finally, the employment agreement contains terms, which, at the option of the Company, permit the Company to buy back any shares of stock acquired by the employee upon initial employment.

Compensation of Directors:  See footnote 11 on page 6.
-------------------------

Option/SAR Grants in the last Fiscal Year:
-----------------------------------------

Stock Option Plan:
-----------------
                          Lifestream Technologies, Inc.
                             1993 Stock Option Plan

The Company has reserved 600,000 shares of its Common Stock for issuance upon the exercise of options to be granted or available for grant under an Incentive Stock Option Plan ("ISOP".) Options granted under the ISOP fall within the meaning and conform to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code".) Under the terms of the ISOP, all officers, employees, consultants, and advisors of the Company will be eligible for ISOs. The Board of Directors will determine in its discretion which persons will receive ISOs, the applicable vesting provisions, the exercise term thereof. The terms and conditions of each option grant may differ and will be set forth in the optionee's individual incentive stock option agreement. As of March 31, 1999, the Company has currently not issued any shares under the ISOP. The Company did not grant any Stock Options to the named Executive Officers during Fiscal 1998 from this plan.

                          Lifestream Technologies, Inc.
                             1998 Stock Option Plan

Under the 1998 Plan, the Company has reserved 2,000,000 shares of Common Stock for issuance pursuant to options or stock appreciation rights granted under the 1998 Plan. The 1998 Plan will be administered by either the Board of Directors, or a committee of the Board of Directors, of the Company, including, without limitation, the selection of the persons who will be granted Options under the 1998 Plan, the type of Options to be granted, the number of shares and the Option price. The terms and conditions of each option grant may differ and will be set forth in the optionee's individual incentive stock option agreement. Officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to receive Non Qualified Stock Options under the 1998 Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Stock Options. As of December 31, 1998, the Company has issued the following shares under the 1998 Option Plan to officers of the Company:

                      Option/SAR Grants in last Fiscal Year

                           Number of           Percent of
                           Securities          Total Option/
                           Underlying          SARs Granted            Exercise of
                           Option/SARs         To Employees            Base Price         Expiration
Name                       Granted (#)         In Fiscal Year           ($/Share)             Date
----                       -----------         --------------           ---------             ----
Gerald Tschikof                  40,000             23.53%                $1.25              9/1/08

Criss Sakala                     20,000             11.76%                $1.25              7/15/08

James Moody                      20,000             11.76%                $1.25              7/20/08

Edward  Kalin                    20,000             11.76%                $1.25              6/1/08

Charles Cannon III               20,000             11.76%                $1.25              5/18/08



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             Number of
                                                                             Securities
                                                                             Underlying
                              Shares                                         Options/SARs
                             Acquired                    Value               At FY End (#)
                                On                     Realized        Exerciseable/Expiration
Name                        Exercise(#)                   ($)                Unexerciseable                       Date
---------------------------------------------------------------------------------------------------------------------------
Jackson Connolly                 15,000               $73,110                      -0-                          01/02


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of March 31, 1999 by (a) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more the Company's Common Stock on the record date; (b) each of the Company's Officers and Directors; and (c) all Officers and Directors (and nominees) as a group. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Except as otherwise indicated the business address for the persons set forth below is 201 Linden Street, Suite 302, Fort Collins, CO 80524. At March 31, 1999, there were 11,124,576 shares of Common Stock of the Company outstanding.

                                                                                Total
                                                                              Beneficial         Percent of
Title of Class                       Name and Address of Owner                Ownership (1)        Class (2)
--------------                       -------------------------               -----------           -----
Common Shares                        Christopher Maus                         2,132,200 (3)        19.17%

Common Shares                        Michael Crane                              111,333 (4)         1.00%

Common Shares                        William Gridley                             38,000 (5)         0.34%

Common Shares                        John Trenary                                48,000 (6)         0.43%

Common Shares                        Gerald Tschikof                            113,000 (7)         1.02%

Common Shares                        Criss Sakala                                60,000 (8)         0.54%

Common Shares                        Edward Kalin                                36,000 (9)         0.32%

Common Shares                        Charles Cannon                              40,000 (10)        0.36%

Common Shares                        Jackson Connolly                            36,000 (11)        0.32%

----------------------------------------------------------------------------------------------------------------

                                     Total of all Officers and Directors         2,614,533            23.50%
                                                                                 =========            ======

                                     Other Beneficial Owners
                                     -----------------------
Common Shares                        Timothy Mathers                             1,352,000            12.15%
                                     4901  S. Frankin Street
                                     Englewood, CO 80110

Common Shares                        Michael Stranahan                             739,000             6.64%
                                     132 W. Second Ave., Suite A
                                     Perrysburg, OH 43551

--------------------------
(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares.

(2) Based on 11,124,000 shares of Common Stock outstanding as of March 31, 1999.

(3) Mr. Maus is Chairman, Chief Executive Officer, and a Director of the Company and also acting Chairman of the Board of Directors of the Company. Includes (i) 200,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 and exercisable for a period of five years thereafter at an exercise price of $1.25 per share. Includes (i) 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 which options are exercisable based upon the successful launch of Cholestron at an exercise price of $3.00 per share any time prior to April 10, 2006; and (ii) 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Maus on April 10, 1998 which options are exercisable upon the Company achieving $1,000,000 in net profits at an exercise price of $5.00 per share any time prior to April 10, 2006. Includes 18,000 shares granted at 2,000 shares per month to Directors for their Board of Director duties.

(4) Michael Crane is a director of the Company. Includes 18,000 shares issued at the rate of 2,000 shares per month to Directors for their Board of Director duties.

(5) Mr. Gridley is a director of the Company. Includes 18,000 shares issued at the rate of at 2,000 shares per month to Directors for their Board of Director duties. Includes 20,000 shares of stock issuable upon the exercise of options granted to Mr. Gridley on February 1, 1996, which options are exercisable through February 1, 2000 at an exercise price of $.20 per share. Such options were granted Mr. Gridley upon being elected to the Board of Directors of the Company.

(6) Mr. Trenary was a director of the Company. He resigned as a director of the Company effective March 23, 1999. Includes 18,000 shares granted at 2,000 shares per month to Directors for their Board of Director duties. Includes 30,000 shares of Common Stock for consulting services, issuable upon the exercise of options exercisable immediately and through September 1, 2000 at a price of $.50 per share.

(7) Mr. Tschikof was President, Chief Executive Officer and a director of the Company. He resigned as President, Chief Executive Officer and a director of the Company effective March 23, 1999. Includes 8,000 shares granted at 2,000 shares per month to Directors for their Board of Director duties. Includes 20,000 shares of common stock purchased under employment agreement as well as 20,000 share Company match as part of Mr. Tschikof's employment agreement. Includes 25,000 shares of common stock awarded as part of employment agreement. Includes 40,000 shares of Common Stock issuable upon the exercise of options exercisable ratably over four years at a price of $1.25 per share.

(8) Mr. Sakala is Chief Financial Officer, Secretary and Treasurer to the Board of Directors. Includes 20,000 shares of Common Stock issuable upon the exercise of options exercisable ratably over five years at a price of $1.25 per share. Includes 30,000 shares of common stock purchased under employment agreement as well as 30,000 share Company match as part of Mr. Sakala's employment agreement.

(9) Mr. Kalin is Vice President - Sales. Includes 20,000 shares of Common Stock issuable upon the exercise of options exercisable ratably over five years at a price of $1.25 per share. Includes 18,000 shares of common stock purchased under employment agreement as well as 18,000 share Company match as part of Mr. Kalin's employment agreement.

(10) Mr. Cannon is Vice President - Sales. Includes 20,000 shares of Common Stock issuable upon the exercise of options exercisable ratably over five years at a price of $1.25 per share. Includes 20,000 shares of common stock purchased under employment agreement as well as 20,000 share Company match as part of Mr. Cannon's employment agreement.

(11) Mr. Connolly is Vice President - Development. Includes 20,000 shares of Common Stock issued in exchange for services in 1996.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits are listed in the Exhibit Index on page [____] of this Form 10-KSB, which is incorporated herein by reference.

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


LIFESTREAM TECHNOLOGIES, INC.



BY:      /s/ Christopher Maus
         -------------------------------------------------
         Chief Executive Officer and Chairman of the Board

DATE:    April 30, 1999
         --------------


BY:      /s/ Criss Sakala
         -------------------------------------------------
         Criss Sakala, Secretary and Treasurer

DATE:    April 30, 1999
         --------------


                                  EXHIBIT INDEX
                                  -------------

3.1      Articles of Incorporation of Lifestream Technologies, Inc., dated April 6, 1979. (1)
3.2      Amended Articles of Incorporation of Lifestream Technologies, Inc., dated February 11, 1994 (1)
3.3      By-laws of Lifestream Technologies, Inc. (1)
10.1     Exchange Agreement and Plan of Reorganization dated February 11, 1994. (1)
10.2     Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of
         Lifestream Technologies, Inc. dated as of May 19, 1998. (2)
10.3     Employment Agreement between Criss Sakala and Lifestream Technologies, Inc. dated as of June 25, 1998. (2)
10.4     Form of Lifestream Technologies, Inc. Convertible Term Note dated December ___, 1998.
10.5     Convertible Note between Lifestream Technologies, Inc. and Gordon Rock dated January 26, 1998 in the principal amount of
         $25,000.
10.6     Promissory Note between Britannia Holdings, Ltd. and Lifestream Technologies, Inc. dated March 18, 1998 in the principal amount of $250,000.
10.7     Loan Agreement between Lifestream Technologies, Inc., Christopher Maus, Interactive Health Evaluation Systems, Inc., and
         Britannia Holdings, Ltd. dated March 18, 1998.
10.8     Employment Agreement between Lifestream Technologies, Inc. and Ed Kalin dated April 29, 1998.
10.9     Employment Agreement between Lifestream Technologies, Inc. and Chuck Cannon dated April 29, 1998.
10.10    Employment Agreement between Lifestream Technologies, Inc. and James Moody dated July 24, 1998.
10.11    Employment Agreement between Lifestream Technologies, Inc. and Gerald Tschikof dated as of September 1, 1998.
10.12    Convertible Note between Lifestream Technologies, Inc. and Gordon Rock dated November 6, 1996 in the principal amount of
         $50,000.
10.13    Convertible Note between Lifestream Technologies, Inc. and Gordon Rock dated March 4, 1997 in the principal amount of
         $50,000.
16.1     Letter on Change in Certifying Accountant. (3)
21.1     Subsidiaries of the Registrant. (4)
27.1     Financial Data Schedule. (4)

--------
(1) Filed as an Exhibit to the Company's Form 10-SB on December 26, 1996 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-QSB on August 14, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 8-K on May 15, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-KSB on April 15, 1999 and incorporated herein by reference.