Form 10QSB
period 1999-03-31
LIFESTREAM TECHNOLOGIES INC
filed 1999-05-20
CIK 1029738

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of May 14, 1999 was 11,241,326.

Transitional Small Business Disclosure Format.  Yes [_] No [X]
================================================================================

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

           Balance Sheets as of March 31, 1999 and December 31, 1998                                  2

           Statements of Loss for the three month periods ended March 31, 1999 and 1998               4

           Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998         5

           Notes to consolidated financial statements                                                 6

Item 2.    Plan of Operation                                                                          9


PART II. OTHER INFORMATION                                                                           14

Item 2.  Changes in Securities and Use of Proceeds
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                                           15

Exhibit Index                                                                                        16

Part I.  FINANCIAL INFORMATION                     Lifestream Technologies, Inc.
Item 1.  Financial Statements
                                                     Consolidated Balance Sheets

                                                 March 31,         December 31,
                                                    1999               1998
--------------------------------------------------------------------------------
                                                 Unaudited
Assets

Current assets:
     Cash and cash equivalents                   $  377,617        $   91,555
     Accounts receivable                             10,510               247
     Inventories                                    132,954           129,140
     Prepaid expenses                                10,672             2,152
--------------------------------------------------------------------------------
Total current assets                                531,753           223,094
--------------------------------------------------------------------------------
Equipment and leasehold improvements, net           450,059           486,795
--------------------------------------------------------------------------------

Other assets:
     Patent and license rights, net               1,467,897         1,499,070
     Note receivable, officer                        98,560            97,090
     Note receivable, related company               360,730           289,416
     Deferred financing costs                       189,053            59,738
     Other                                                -             8,515
--------------------------------------------------------------------------------
Total other assets                                2,116,240         1,953,829
--------------------------------------------------------------------------------
Total assets                                     $3,098,052        $2,663,718
================================================================================

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.

                                                     Consolidated Balance Sheets

                                                              March 31,          December 31,
                                                                1999                1998
-----------------------------------------------------------------------------------------------
                                                              Unaudited
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                        $   327,521             367,763
     Accrued liabilities                                          31,005             112,931
     Interest payable                                             15,205               1,442
     Current maturities of note payable                           35,000              36,330
     Current maturities of capital lease obligation               20,400               6,580
-----------------------------------------------------------------------------------------------
Total current liabilities                                        429,131             525,046
-----------------------------------------------------------------------------------------------

Capitalized lease obligation, less current maturities             41,003              18,492
Notes payable, less current maturities                           116,374             127,220
Convertible debt                                               1,225,000             225,000
-----------------------------------------------------------------------------------------------
Total liabilities                                              1,811,508             895,758
-----------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Common stock                                                 11,241              11,077
     Additional paid-in capital                                8,199,723           7,895,968
     Unearned stock compensation                                (574,646)           (610,442)
     Stock subscription receivable                                     -              (1,230)
     Deficit accumulated during the development stage         (6,349,774)         (5,527,413)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                     1,286,544           1,767,960
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 3,098,052         $ 2,663,718
===============================================================================================

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.

                                                 Consolidated Statements of Loss

                                                      Three Months Ended
                                                          March 31,
                                              ----------------------------------
                                                  1999                 1998
--------------------------------------------------------------------------------
                                               Unaudited             Unaudited

Revenues                                      $     17,260                    -
Cost of products sold                               20,277
--------------------------------------------------------------------------------
Gross profit (loss)                                 (3,017)                   -
--------------------------------------------------------------------------------

Operating expenses:
   Sales and Marketing                             167,211               13,740
   Research and product development                119,443               66,547
   General and Administrative                      465,086              126,958
   Other                                                 -                  537
--------------------------------------------------------------------------------
Total operating expenses                           751,740              207,782
--------------------------------------------------------------------------------

Loss from operations                              (754,757)            (207,782)

Other income (expense), net                        (67,604)              (2,565)
--------------------------------------------------------------------------------

Net loss                                      $   (822,361)            (210,347)
================================================================================

Net loss per share - basic and diluted        $      (0.07)               (0.02)
================================================================================

Weighted average number of shares               11,211,000            8,197,158
outstanding
================================================================================

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.

                                           Consolidated Statements of Cash Flows

                                                                Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                             1999                1998
-----------------------------------------------------------------------------------------
                                                           Unaudited           Unaudited
Net cash used in operating activities                     $  (664,019)        $  (204,311)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                        (1,290)             (7,368)
   Advance to related party                                   (71,314)                  -
   Advance to officer                                          (1,470)                  -
-----------------------------------------------------------------------------------------
Net cash used in investing activities                         (74,074)             (7,368)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt               1,000,000             275,000
   Proceeds from stock options exercised                            -               1,950
   Proceeds from sale of common stock                               -             151,762
   Net proceeds from (borrowings on)                           24,155                   -
     notes payable
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                   1,024,155             428,712
-----------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                    286,062             217,033

Cash and cash equivalents,                                     91,555               6,160
   beginning of period
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $   377,617         $   223,193
=========================================================================================

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Financing costs                                      $   184,498         $         -

   Interest paid                                          $       644         $         -
=========================================================================================

          See accompanying notes to consolidated financial statements

                                                   Lifestream Technologies, Inc.
                                      Notes to Consolidated Financial Statements

A.      Basis of            In the opinion of management, the accompanying
        Presentation        unaudited consolidated balance sheets and related
                            interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses.
                            Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream
                            Technologies, Inc. Form 10-KSB for the year ended
                            December 31, 1998. Certain 1998 balances have been reclassified to conform to the 1999 presentation.

B.      Going               The Company has incurred operating losses since
        Concern             inception and at March 31, 1999, had incurred an
                            unaudited first quarter loss of $822,361. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                            Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to continue production and marketing of its products. The Company commenced planned principal activities in the first quarter of 1999. In January and February 1999, the Company obtained bridge financing loans totaling $365,000 from two companies to meet short term cash needs for up to 90 days. As of March 31, 1999, the Company raised approximately $585,000 through the sale of convertible debt. Additionally, the Company obtained a Clinical Laboratory Improvement Amendment waiver in February 1999, which management believes will enable the Company to bring its product to market during 1999. The Company is currently pursuing a private placement of shares of the Company's common stock to obtain the funds necessary to finance the business until a product revenue stream can be developed. There can be no assurances that the Company will be successful in executing its plans.

C.      Private             In March 1999, pursuant to a private offering of
        Placement           convertible debt, the Company received a total of
        Convertible         $585,000. The convertible debt bears interest at
        Note Offering        prime plus 2% and matures two years from the date
                            of grant. The debt is convertible, at the option of the debt holders, to shares of the Company's common stock at a rate of $2.50 per share. In connection with the debt, the Company issued 87,750 shares of the Company's common stock to the convertible debt holders which have been recorded at the estimated fair value as a deferred financing cost. This deferred financing cost will be amortized to expense over the life of the debt.

                            In connection with this offering of convertible debt, the Company agreed that if the price per share of the Company Common Stock is below $3.50 after one year from the date of issuance of the convertible debt, the Company will issue additional shares to the debt holders at the end of the one year period sufficient in quantity so that the total number of shares multiplied by the then current market price will equal the original number of shares issued multiplied by $3.50.

D.      Stock and           The Company has required that certain new key
        Option              employees sign an executive employment agreement
        Compensation        (the "Agreement"), in which the new employee was
                            required to purchase a quantity of the Company's common stock on the date of hire at $1.25 per share.
                            In addition, the Agreement states that for every share purchased, one additional share is sold for a price equal to the par value of the stock ($0.001).
                            The Agreement permits the Company to repurchase shares of stock sold under the Agreement at cost if the employee leaves the Company for any reason during the 60 months following his hire, with the right expiring as to 20% of the stock each year. The
                            Agreement also contains a stock option grant of 20,000 shares of the Company's common stock at an exercise price of $1.25 per share and with the same vesting period as for the shares of stock purchased under the Agreement.

                            On April 9, 1999, the Company executed employment agreements with substantially all of its employees. The employment agreements contain terms which specify a reduced salary for a 90 day period and grant the employees options to purchase an aggregate 92,600 shares of the Company's common stock at a per share price of $1.25. At conclusion of this 90 day period, employees who remain in the employment of the Company will receive a cash bonus based on a percentage of the employee's annualized salary, totaling in the aggregate approximately $75,000. If the Company cannot pay the bonus, then the employees would be entitled to receive options to purchase, in the aggregate, approximately 75,000 shares of the Company's common stock at a per share price of $1.25.

                            On April 9, 1999, the Company's chief executive officer resigned. As a part of his severance agreement, the Company granted him an option to purchase 40,000 shares with a per share exercise price of $1.25 and all previous options were cancelled. In addition, the Company will issue 10,000 shares of the Company's common stock with a buy back provision available to him through June 1, 1999 at $1.25 per share. The Company also accelerated the vesting period for 15,000 shares, which were a part of 25,000 shares originally granted to him in 1998 with a one year period of vesting. The remaining 10,000 shares were cancelled.

Item 2.  Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Lifestream Technologies(TM) Cholesterol Monitor. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Quarterly Report on Form 10-QSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

General

Lifestream was formed to develop, manufacture and market a line of health diagnostic instruments to domestic and international markets. Lifestream's initial product offering is the Lifestream Technologies Cholesterol Monitor (the "cholesterol monitor") (formerly marketed as the Cholestron(TM) Pro II), a hand held instrument that measures total cholesterol levels in the blood with medical laboratory accuracy in approximately three minutes. It is used in conjunction with a disposable dry-chemistry test strip.

On October 5, 1998, Lifestream's cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the United States Food and Drug Administration ("FDA"). On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA") to the Lifestream cholesterol monitor. The CLIA waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA waiver is that it will allow Lifestream to market its product to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

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

The Company believes its inexpensive, quantitative and timely approach to screening and monitoring high cholesterol will set the Lifestream cholesterol monitor apart from competing devices. The Company expects competition from several companies, including those using "single use" cholesterol test strips for screening purposes and those using an instrument/strip for monitoring and diagnostics.

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

During the next twelve months, the Company intends to continue product research and development to introduce a medical data storage and transmission system compatible with Lifestream's cholesterol monitor. Through an input/output port, the instrument would have the ability to download patient information (cholesterol readings and other risk factors) using a serial cable or using the Lifestream smart card. This information combined with content from a secure website can then be transferred to the computer of a healthcare professional to print a report.

Once this system is fully developed, a healthcare professional will be able to access Lifestream's secured intranet program (being created jointly with Secured Interactive Technologies Inc., a health information software company and affiliate of Lifestream ("SITI"). Using this program, the healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to monitor a patient's health and encourage behavioral change.

The Company has entered into negotiations to merge with SITI. SITI is a development stage company with a primary focus on developing internet-related secured transmission technology. The Company believes that this technology would enhance its own product through the ability to transmit information contained within the smartcard electronically to the cardholder's healthcare provider. Although the Company hopes to complete the merger during 1999 through a stock-for-stock transaction, there can be no assurance that the Company will be successful in its efforts.

The Company has incurred operating losses since inception and as of March 31, 1999, Lifestream had an accumulated deficit of approximately $6.3 million. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Due to the uncertainty of these factors, it is difficult to predict when such profitability will occur, if at all.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products. As of March 31, 1999, the Company requires additional funding in order to continue as a going concern.

During the three months ended March 31, 1999, the Company has obtained approximately $1,000,000 in debt and equity financing. If the Company is unable to obtain additional funding on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending March 31, 2000. Due to the current capital restraints on the Company, Lifestream has reduced administrative costs by restructuring employee salaries to include payments in the form of Company common stock and stock options instead of cash.

Results of Operations

Revenues and Cost of Products Sold:

Revenues for the three months ended March 31, 1999 were $17,260 as compared to no revenues for the same period in 1998 because the Company has moved out of the development stage and has commenced operations. The Company commenced operations after receiving both FDA approval and CLIA waiver. The Company has discounted its product prices to its initial customers which has reduced revenues and contributed to the negative gross margin. The Company expects to continue discounting its product prices until its products receive more widespread market acceptance. Cost of products sold includes direct labor, direct material and overhead. Due to the limited production for the period ended March 31, 1999, the Company has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale.

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased to $751,740 for the three month period ended March 31, 1999 from $207,782 for the three months ended March 31, 1998. The increase of $543,958 was primarily due to an increase in professional expenses, salary costs and development as the Company has accelerated its efforts to bring the Lifestream cholesterol monitor to market. These increases resulted from the opening of a production facility in Post Falls, Idaho and an administrative office in Ft. Collins, Colorado. Salary and rent expense increased in order to staff and maintain these new facilities. In addition, the Company incurred certain costs to produce the FDA approved and CLIA waived Lifestream cholesterol monitor inventory. Finally, the Company has employed certain individuals in order to begin marketing the Lifestream cholesterol monitor and to create consumer product awareness.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the three month period ended March 31, 1999, other expense, net was $67,604 as compared to $2,565 for the same period ending March 31, 1998. This increase of $65,039 in other expense was primarily attributable to the increase in convertible debt for which interest and financing costs were accrued.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $822,361 for the three month period ended March 31, 1999 and $210,347 for the three months ended March 31, 1998. This represents an increase in the loss for the same period of $612,014.

Financial Condition:

During the three months ended March 31, 1999, the Company used cash in operating activities of $664,019 as compared to $204,311 for the same period in 1998. This increase of $459,708 was primarily due to the increase in the net loss for the period. As of March 31, 1999, the Company had a balance of $377,617 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

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

Part II. OTHER INFORMATION

Item 2.  Changes  in Securities and Use of Proceeds

1. In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the five directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 30,000 shares will be issued, in the aggregate, to the directors with respect to the three month period ended March 31, 1999.

         The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuance of these shares.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibit Index

b.       Reports of Form 8-K
         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.
------------------------------
         (Registrant)



BY:      /s/ Christopher Maus
         -----------------------------------------------------------------
         Christopher Maus, Chairman, President and Chief Executive Officer

DATE:    May 19, 1999
         -----------------------------------------------------------------


BY:      /s/ Criss Sakala
         -----------------------------------------------------------------
         Criss Sakala, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:    May 19, 1999
         -----------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.


27  Financial Data Schedule