Form 10KSB40
period 1999-06-30
LIFESTREAM TECHNOLOGIES INC
filed 1999-09-28
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO JUNE 30, 1999.

                  COMMISSION FILE NUMBER ______________________

                          LIFESTREAM TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   82-0487965
                  ------                                   ----------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 457-9409
                                 --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $51,229.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $.98 at which the common equity was sold, as of June 30, 1999 was $11,992,658.

The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 12,187,661.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Information will appear in the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders, scheduled for December 9, 1999. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement to be filed no later than October 28, 1999.

Transitional Small Business disclosure format.   Yes [  ]  No [X]



                          LIFESTREAM TECHNOLOGIES, INC.
                        TRANSITION REPORT ON FORM 10-KSB
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1999
                                      INDEX
INDEX
-----

PART I
Item 1. Business                                                                         4
Item 2. Properties                                                                      11
Item 3. Legal Proceedings                                                               12
Item 4. Submission of Matters to a Vote of Security Holders                             12

PART II
Item 5. Market for Common Equity and Related Stockholder Matters                        13
Item 6. Management's Discussion and Analysis or Plan of Operation                       15
Item 7. Financial Statements                                                            F-1 to F-20
Item 8. Change in and Disagreements with Accountants or Accounting
        and Financial Disclosures                                                       18
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                               18
Item 10. Executive Compensation                                                         18
Item 11. Security Ownership of Certain Beneficial Owners and Management                 18
Item 12. Certain Relationships and Related Transactions                                 18
Item 13. Exhibits, List and Reports on Form 8-K                                         18

Signatures                                                                              20

Exhibit Index                                                                           21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

This Transition Report on Form 10-KSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Transition Report on Form 10-KSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Lifestream TechnologiesTM Cholesterol Monitor. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Transition Report on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

OVERVIEW
--------

Lifestream Technologies, Inc. (the "Company" or "Lifestream"), which was formerly Utah Coal and Chemicals Corporation, is a Nevada corporation, reorganized on February 11, 1994 and has as its current address 510 Clearwater Loop, Suite 101, Post Falls, ID 83854. The Company currently operates through its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. ("Lifestream Diagnostic") and Secured Interactive Technologies, Inc. ("Secured" or "SITI") (See "Acquisition of Secured Interactive Technologies, Inc.") Since the close of the six month transition period ending June 30, 1999, the Company has consolidated all company functions to the Post Falls facility in an effort to reduce operating expense.

Lifestream is a developer and provider of Internet Medical Information Solutions through the use of "Smart Card" enabled health care diagnostic instruments to domestic and international markets. Lifestream's initial product offering is the Lifestream TechnologiesTM Cholesterol Monitor (the "cholesterol monitor") (formerly marketed as the Cholestron TM Pro II), a hand held instrument that measures total cholesterol levels in the blood with medical laboratory accuracy in approximately three minutes. It is used in conjunction with a disposable dry-chemistry test strip.

Lifestream's professional-use cholesterol monitor measures total cholesterol levels to aid in the detection of persons who may be at risk for coronary heart disease and in the management of patients undergoing therapy with lipid lowering drugs. Initially, the Company will focus its marketing efforts on domestic and international pharmacists offering on-site testing to their customers and to pharmaceutical companies who sell cholesterol-lowering drugs. There are approximately 200,000 pharmacists in the United States, working in more than 52,000 pharmacies located in drug stores, food stores and mass merchants. Because of the identification of the pharmacy as a convenient place where consumers can easily access healthcare, the pharmacy market has been identified by the Company as a new market for cholesterol screening for adults in the United States.

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

Once this system is developed, a healthcare professional will be able to access Lifestream's secured Intranet program (being created jointly with Secured, a health information software company and subsidiary of Lifestream). Using this program, the healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to monitor a patient's health.

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

ACQUISITION OF SECURED INTERACTIVE TECHNOLOGIES, INC.:

On September 1, 1999 the Company completed the acquisition of SITI by effectuating a merger whereby the stockholders of SITI received one share of the Company's common stock for each share of SITI common stock owned by such stockholder. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System, patent pending, a suite of secure Internet medical software and information services for healthcare data management of Personal Medical Records. Lifestream previously owned 20% of Secured and worked closely with Secured on the integration of the Company's cholesterol monitor with Secured's Medical Internet Solution.

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

Lifestream's technology is differentiated from current cholesterol measuring technology by dry chemistry, in vitro diagnostics resulting from a single finger stick drop of blood that measures cholesterol levels in the blood with medical laboratory accuracy. The quantitative cholesterol result is obtained in three minutes and does not require an exact amount of whole blood. The structure of the technology consists of a multi-layer test strip manufactured by Roche Diagnostics GmbH (formerly Boehringer Mannheim GmbH) ("Roche"). The strip uses a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the instrument's photometry system and then converted electronically to a quantitative cholesterol digital read-out, which is displayed on the LCD screen of the instrument. The Lifestream cholesterol monitor meets NCEP guidelines for precision in testing. The cholesterol monitor also includes a cardiac risk calculator, allowing the professional operator to determine the cardiac condition of the patient based on eight different cardiac risk factors, including gender, age and total cholesterol among others, as determined by the Framingham Study.

To perform a cholesterol test on the Lifestream monitor, the operator sticks the finger, using a reusable lance device, equipped with a disposable lancet. Then a drop of blood is placed on the dry chemical strip, which has been inserted into an opening of the optical head on the face of the unit. In approximately three minutes the cholesterol level (which is actually the milligrams of cholesterol per deciliter of blood) is displayed on the screen. The Company believes that there is no other CLIA-waived, hand-held, quantitative system on the market today that is easier to use, more accurate and quicker in obtaining results than the Lifestream monitor. The Company has set the initial retail price under $300 compared to more than $2,000 for available bench top analyzers.

If the introduction of the Lifestream monitor system is successful, the Company will proceed with development of follow-on tests which may include glucose, high-density lipoprotein ("HDL"), and the triglycerides (or amount of fat) in the sample, as well as the calculation of low density lipoprotein ("LDL").

STATUS OF PUBLICLY ANNOUNCED PRODUCTS AND PRODUCTDEVELOPMENT:
-------------------------------------------------------------

The Lifestream Technologies Cholesterol Monitor: There are two primary components to the Lifestream cholesterol monitor: the monitor and the disposable test strips. The Company is currently manufacturing the professional-use, handheld monitor in its leased production facility located in Post Falls, Idaho. The Company leased this 6,500 square foot facility in June 1998.

The test strip and in vitro diagnostic optic hardware required for the cholesterol monitor are manufactured by Roche. After Roche produces the test strips, the packaged test strips are shipped to the Company's production facility for final quality assurance inspection and packaging with the monitor for shipment to customers. Lifestream signed a license and manufacturing supply agreement with Roche in November 1997, pursuant to which Roche agreed to license and supply the test strips and optic hardware to the Company for an initial term of five years. By entering into this agreement, the Company is able to use its capital in the manufacture and marketing of the cholesterol monitor rather than production of its own patented chemistry. However, Lifestream is still able to pursue the commercialization of its own chemistry, if required or if the Company intends to pursue the enhancement of its device to include the ability to read HDL cholesterol, triglycerides and glucose, and such additional testing would require chemistry different from that used in the Roche manufactured test strips. Currently, the agreement with Roche constitutes the Company's sole source of supply to the test strips and optic hardware used in the cholesterol monitor. The inability of the Company to meet its supply needs through its agreement with Roche or its inability to replace Roche as a source for components of the cholesterol monitor would have a material adverse effect on the ability of the Company to manufacture its product.

Privalink Software and the Smart Card Technology: Lifestream's entrance into medical Internet markets will be through the proliferation and use of the Company's "Smart Card" in this highly visible medical segment. The Company's solutions meet all the business-flow requirements in the physician's office. This business flow is made up of five basic components starting with

1)       diagnostic testing, which leads to;
2)       a patient diagnosis, which in turn determines;
3)       the prognosis, which indicates;
4)       a specific recommendation, which all require
5)       medical recording.

         Lifestream Technologies accomplishes all these requirements in a simple, transparent and easy-to-use system called "Privalink(TM)", which seamlessly links its patented diagnostic device with its proprietary encrypted web-site via the Company's medical "Smart Card". Present testing practice currently requires time-consuming and inconvenient laboratory tests, which can take up to 48 hours, thus taking the physician out of the required business flow. This delay leaves them unable to make specific and meaningful recommendations to the patient at the time of the office visit. The market is positioned to accept a quick and functional approach to cholesterol and other blood analyte testing.

         The main problem presently confronting the healthcare system is how to integrate the medical business flow with the communication technologies presently being utilized throughout all other industries. The Lifestream solution is based on two assumptions:

      1) the Internet will be the communication platform for the transfer of medical information and storage of medical records, and

      2) the integrated circuit (IC) Smart Cards will be used as security access keys over the Internet as well as medical ID cards.

Lifestream believes linking patients, physicians, pharmacists, and scientific literature through an Internet/Smart Card-based interface will be the communication platform eventually adopted across the medical industry.

Lifestream's Over-the-Counter or Consumer Cholesterol Monitor: The Company plans to introduce, in early calendar year 2000, a consumer over-the-counter (OTC) product for personal monitoring of cholesterol-lowering programs. The consumer product can store cholesterol test results on the Smart Card at home and can then interact with the physician's technology platform, using the Company's Smart Card and/or Internet communication links, thus creating the first consumer-based "Smart Card communication link of its kind. Each diagnostic instrument will have the ability to read and write to the Company's proprietary "Smart Card", which creates conductivity with Lifestream's Internet-based, Privalink(TM) operating software system.


Distribution of the Consumer products is scheduled for six to twelve months after the introduction of the Professional products. Upon successful completion of the FDA regulatory process, the retail product will be sold in all common establishments and distributed either directly or through wholesale, starting with catalogue and direct selling, moving to general merchandisers and concluding with mass merchandisers.

COMPETITION:
-----------
The development and marketing of medical products is intensely competitive. There are other companies that are seeking to market or are marketing diagnostic products to compete with Lifestream's cholesterol instrument for the physician office, pharmacy or consumer retail markets. Some of these competing products have received FDA marketing clearance for the U.S. physician office market, but the Company is not aware of any filings for, or receipt of, FDA marketing clearance for the U.S. consumer retail market for such products, with the exception of ChemTrak, Inc. which is currently marketing a single use, non-quantitative, non-instrument based test that relies on visual determination of the results based on a color-matching chart. In addition, several companies offering similar products to those of the Company have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company's products will be competitive with existing or future products.

Currently, most blood analysis is performed by laboratories removed from the patient setting. The Company's products will directly compete with such laboratories. Some of the Company's laboratory competitors currently offer services which may be perceived as being priced lower than the products the Company expects to offer. Lifestream cannot provide the same range of tests provided by laboratories. In addition, health care providers may choose not to change their established means of having such tests performed or to make the necessary capital investment to buy the Company's products. The Company also faces competition in the alternate-site market from makers of bench top multi-test blood analyzers and from other point-of-care blood analyzers.

While the Company believes that its products will be able to compete with clinical laboratories, bench top multi-test analyzers and other point-of-care blood analyzers on the basis of ease of use, portability, the ability to conduct tests without a skilled technician, cost effectiveness and quality of results, there is no assurance that the Company will be able to compete successfully. Blood analysis is a well-established field in which there are a number of competitors, which have substantially greater financial resources and larger, more established marketing, sales and service organizations than the Company. Competition can be separated into two groups, those firms pursuing single-use cholesterol screening tests and those developing an instrument/strip diagnostic/monitoring instrument-based tests. A summary of what is known by the Company about potential competitors in both groups is listed below:

Consumer Market Disposable Testing - Single Use
-----------------------------------------------

Several companies have introduced or are working on disposable cholesterol testing cards or instruments. These are very basic tests where the user takes a blood sample, drops it on the test card and visually compares the resulting color change or color movement (similar to a thermometer) of the sample to a color chart. These tests require user interpretation and are semi-quantitative which are not usually acceptable standards for the professional market. For these types of tests, specific accuracy is not available, cholesterol counts are given in ranges (e.g. 150-200) and the additional issues of user color blindness or printing accuracy of the color chart must be considered. The Company feels that these tests will not provide competition for the segment of the marketplace, which is interested in more accurate cholesterol level testing and maintenance.

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

With the recent acquisition of Secured Interactive, the Company will have one additional patent filing, added to its pending patent applications. This additional patent pending is for the Privalink(TM) software and business model.

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

DISTRIBUTION AND MARKETING:
---------------------------

The Lifestream cholesterol monitor is the first product commercially introduced by the Company. The Company has selected and qualified its initial sources of supply of key components, including the test strips and optic hardware from Roche, however, there are no assurances that the Company will be able to manufacture the cholesterol monitor in compliance with regulatory requirements, in sufficient quantities, with appropriate quality and at acceptable costs. At present the Company's manufacturing capabilities are supported by Good Manufacturing Guidelines ("GMP") standard operating procedures and factory work instructions as well as an ISO-9001 based quality system. The Company has finalized this process and began manufacturing operations to achieve commercial production levels in October of 1998. The Company continues to develop the management infrastructure necessary to manage the progression required by the manufacturing operations.

While certain members of the Company's management have relevant marketing experience, Lifestream has no experience marketing its product directly to end-users. The Company intends to use third party medical product distributors to market to alternate care sites. In the event that the Company does not enter into third party distribution agreements for its products, significant additional capital expenditures and management resources will be required to develop and expand its direct sales force. While the Company has identified potential domestic distributors, no formal distribution contracts have been executed. There can be no assurance that the Company will be able to establish such a sales force or enter into such third party distribution agreements to gain market acceptance for its products.

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

On June 7, 1999, Lifestream submitted a 510[k] pre-market notification to the US Food and Drug Administration for the unique PrivalinkTM software accessory, that combines a regulated medical device and patient information through the Internet using industry-standard Smart Cards and high level encryption.

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

RESEARCH AND DEVELOPMENT ACTIVITIES:
------------------------------------
During the six month period ended June 30, 1999 and the years ended December 31, 1998 and 1997, the Company expended funds on research and development activities of approximately $28,922, $304,432 and $106,999 respectively. In addition, a significant portion of all other operating expense amounts incurred were indirectly related to product development. It is expected that the Company will continue to expend significant amounts for research and development for the foreseeable future periods.

PRODUCT LIABILITY AND INSURANCE:
--------------------------------

The clinical testing, marketing and manufacturing of the Company's products necessarily involves the risk of product liability. The Company currently has product liability insurance. The amount and scope of any current and future insurance coverage may acquire may not be adequate to protect the Company in the event of a product liability claim.

COMPANY EMPLOYEES:
------------------

As of June 30, 1999, the Company had 14 full time employees. The Company anticipates that it will continue to modify the number of employees as the demand on manufacturing operations changes, although this may not be the case. The Company seeks to attract and retain skilled and experienced employees, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition, and results of operations. None of the Company's employees is covered by a collective bargaining agreement, and management considers relations with employees to be good.

ITEM 2.  PROPERTIES.

The Company leases 2,400 square feet of office space in Fort Collins, Colorado, which served as the administrative offices of the Company. Recently, the Company made plans to close its Fort Collins office and will negotiate with its landlord regarding the remaining four years of lease payments. In addition, the Company has leased 6,500 square feet of space in Post Falls, Idaho for a term of sixty months for the manufacturing and product development of the cholesterol product. The Post Falls facility now houses the corporate and administrative functions as well.

The Company does not currently make any investments in real estate or interests in real estate, including real estate mortgages or securities issued by person's primarily engaged in real estate activities, and the Company does not intend to make such investments in the future.

ITEM 3.  LEGAL PROCEEDINGS.

No matters for inclusion herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters for inclusion herein.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades in the OTC bulletin board market (OTC BB:LFST). The following table shows the quarterly high and low bid prices for 1997, 1998 and 1999 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


       CALENDAR
         YEAR              PERIOD                             HIGH              LOW
         ----              ------                             ----              ---
         1997              First Quarter                      $1.03             $  .43
                           Second Quarter                     $  .81            $  .43
                           Third Quarter                      $1.06             $  .35
                           Fourth Quarter                     $1.59             $  .59

         1998              First Quarter                      $1.00             $  .50
                           Second Quarter                     $6.13             $  .94
                           Third Quarter                      $4.38             $ 2.50
                           Fourth Quarter                     $4.38             $ 1.59


         1999              First Quarter                      $2.44             $ 1.06
                           Second Quarter                     $1.32             $ 0.81

At June 30, 1999 there were approximately 2,000 holders of record of the Company's Common Stock.

The Company has never and has no intentions at this time to declare dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

In June 1999, the Company sold 200,000 shares of Common Stock at a price of $1.00 per share in a private placement of securities.

In June 1999, the Company issued 184,328 shares of its Common Stock to six noteholders in full repayment of $440,000 of convertible debt and accrued interest at a price of $2.50 per share as specified in the convertible note agreements.

In April 1999, the Company issued 16,000 shares of Common Stock to a former employee for services rendered to the Company valued at $41,600.

In March 1999, the Company received $535,000 cash pursuant to the issuance of a convertible note. The note, which matured two years from the date of grant, accrued interest at prime plus 2% and was convertible at anytime into shares of the Company's Common Stock at a per share rate of $2.50. In addition, as an inducement to execute the note, the Company issued 80,250 shares of the Company's Common Stock to the creditor. The note was immediately converted into 214,000 shares of the Company's Common Stock.

In February 1999, the Company received a total of $215,000 cash pursuant to the issuance of four separate convertible notes. The notes, which mature two years from the date of grant, accrue interest at prime plus 2% and are convertible at anytime into shares of the Company" Common Stock at a per share rate of $2.50. In connection with the debt, the Company issued 15,000 shares of its Common Stock to the shareholders as an inducement to execute the notes.

In 1999, the Company issued 312,007 shares of Common Stock for services rendered to the Company by third parties at prices ranging from $0.94 to $2.25 per share.

In 1999, the Company issued 90,750 shares of Common Stock for thirty day extensions on various bridge loans owed by the Company at prices ranging from $0.94 to $1.50 per share.

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

In May 1998 and September 1998, the Company issued 12,500 and 15,000 shares of Common Stock, respectively, to employees for services rendered to the Company valued at $12,500 and $37,500, respectively.

In May 1998, the Company sold 1,560,372 shares of the Company's Common Stock at a price of $1.25 per share in a private offering to accredited investors in reliance on Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the "1933 Act").

In March 1998, the Company received $250,000 cash from the issuance of a convertible promissory note from a third party. This note converts to shares of the Company's Common Stock at any time prior to maturity at a per share rate of $1.25. In addition, as an inducement to execute the promissory note, the Company issued 125,000 shares of the Company's Common Stock to the creditor.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Transition Report on Form 10-KSB.

The following Management Discussion Analysis contains forward-looking statements which involves risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

OVERVIEW:
---------

On July 2, 1999, the Company changed its fiscal year end from December 31 to June 30, beginning with and effective for the transition period for the six months ended June 30, 1999. Accordingly, the accompanying consolidated financial statements are presented as of June 30, 1999 and as of December 31, 1998 and 1997, and for six months ended June 30, 1999, and the years ended December 31, 1998 and 1997. The Company was considered to be a development stage company through December 31, 1998.

In October of 1998 the Company received 501(k) clearance from the FDA, and a CLIA (Clinical Laboratory Improvement Amendment) waiver on March of 1999. The Company began shipments of its first product, the Professional Use Cholesterol Monitor, in the fourth quarter of fiscal year 1998, at which time the Company recorded its first revenues. Since the completion of the approval process in March, the Company has signed distribution agreements with a number of companies, including D&K Healthcare Resources, Inc. and Pharmanex, Inc. The Company is presently in discussions with other major distributors, but as yet, has not received other significant commitments regarding the purchase of any products, and there can be no assurances that any other commitments will be forthcoming in the future.

Lifestream Technologies is an Internet-based healthcare company that links Internet information services to medical diagnostic product through encryption-based "Smart Cards." Lifestream's first product was the Lifestream Technologies(TM) Cholesterol Monitor, a hand-held instrument that in approximately three minutes identifies total cholesterol from just one drop of blood. The Lifestream Cholesterol monitor enables healthcare professionals to easily and inexpensively test and monitor patients' cholesterol as well as monitor their progress on a cholesterol-lowering regimen. The Privalink(TM) system is a subscription-based, closed encrypted Internet web site, allowing healthcare professionals within a few minutes to seamlessly transmit test results and personal health data from the Lifestream Cholesterol Monitor, access peer reviewed scientific literature, publish a personal recommendation booklet and to maintain a single-source medical record.

Results of operations in the future will be influenced by numerous factors including technological developments, regulatory approvals and requirements, increases in expenses associated with sales growth, market acceptance of the Company's products, the capacity of the Company to maintain and increase the quality of its products, competition and the ability of the Company to control costs, among others. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be achieved.

OPERATING RESULTS - FISCAL 1999 COMPARED TO FISCAL 1998
-------------------------------------------------------

REVENUES:

The Company's revenues for the six months ended June 30, 1999 were $51,229 compared to no revenues for the same period in 1998 primarily due to the Company moving from the development stage to full operations. The Company is currently selling its Cholesterol Monitor to health care provider in the physician, pharmacy and wellness center markets. The Company has discounted its product prices to its initial customers, which has reduced revenues and contributed to the negative gross margin. The Company expects to continue discounting its product prices until its products receive more widespread market acceptance.

COST OF SALES:

Cost of sales includes direct labor, direct material, and overhead. Cost of sales for the six months ended June 30, 1999 were $60,889 compared to no cost of sales in the same period in 1998, which was primarily as a result of the Company beginning to ship product in March, 1999. Due to the limited quantity of sales for the period ended June 30, 1999, the Company incurred negative gross profit as it has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale.

OPERATING EXPENSES:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales and marketing, and general administration. Operating expenses increased $1,215,478, to $2,208,697 for the six months ended June 30, 1999 as compared to $993,219 for the same period in 1998. The increase was primarily due to increases in professional expenses of $82,702 and salary costs of $1,193,659 offset by a decrease in research and development and other general administration of $60,833 as the Company accelerated its efforts to bring the Lifestream cholesterol monitor to market. Finally, the Company has employed certain individuals in order to begin marketing the product and to create consumer awareness.

OTHER EXPENSES AND INCOME:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the six months ended June 30, 1999, net other expenses was $1,245,834 as compared to $16,274 for the same period ending June 30, 1998. This net increase of $1,229,560 in other expense was primarily attributable to the increase in convertible debt for which interest and financing costs were accrued, and the recognition of a contingent stock liability for certain issuance's of debt which include provisions for future shares to be issued if certain stock performance criteria are not met.

NET LOSS:

Primarily as a result of the foregoing factors, the Company's net loss was $3,464,191 for the six months ended June 30, 1999 as compared to $1,009,493 for the same period in 1998. This represents an increase in the loss for the same period of $2,454,698.

FINANCIAL CONDITION:

During the six months ended June 30, 1999, the Company used cash in operating activities of $1,102,403 as compared to $565,054 for the same period in 1998. This increase of $537,349 was primarily due to the increase in the net loss for the period partially offset by certain noncash reconciling items associated with the issuance of common stock. As of June 30, 1999, the Company had a balance of $81,656 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

During the six months ended June 30, 1999 the Company used cash for investing activities of $74,808 as compared to $197,633 for the comparable period of the prior year. This decrease of $122,825 was primarily as result of a decrease in capital expenditures of $143,248, partially offset by an increase in the advances to a related party company of $76,638.

During the six months ended June 30, 1999 financing activities provided the Company with cash of $1,167,312 as compared to $2,357,804 for the comparable period of the prior year. This decrease of $1,190,492 in cash provided by financing activities was as a result of a decrease in the sale of the Company's common stock of $1,858,031, primarily offset by an increase in the funds received from the issuance of convertible debt of $725,000.

As of June 30, 1999, Lifestream had limited revenues and had incurred losses since its inception and had a working capital deficiency. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to directly market and distribute its products in North America and the ability to provide the product at a cost efficient price and quantity. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products. As of June 30, 1999, the Company had a working capital deficit of $512,437 and requires additional funding in order to continue as a going concern.

Subsequent to June 30, 1999, the Company has obtained approximately $800,000 in debt and equity financing, and is currently offering $2,000,000 to qualified investors in a private placement offering in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as Amended. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending June 30, 2000.

YEAR 2000 COMPLIANCE:

Management has initiated a company-wide program to prepare its financial, manufacturing, and other critical systems and applications for the year 2000. The focus of the program is to identify affected systems, develop a plan to correct those systems in the most effective manner and then implement and monitor the plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. As part of a program developed by the FDA Center for Devices and Radiological Health, the Lifestream cholesterol monitor was certified in June of 1998 to be Year 2000 compliant. The Company is responsive to the Year 2000 compliance mandate from the FDA. As of June 30, 1999, the Company had not expended material amounts related to the Year 2000 issue because the majority of its systems have been purchased from vendors that have certified that their systems are Year 2000 compliant. Although the Company's Year 2000 program is in various stages of completion, the Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.


ITEM 7. FINANCIAL STATEMENTS.

The Company's consolidated financial statements and notes thereto appear beginning on page F-1 of this Form 10-KSB Transition Report.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Lifestream Technologies, Inc. and Subsidiary
Report of Independent Certified Public Accountants...................................................F-2
Consolidated Balance Sheets..........................................................................F-3.to.F-4
Consolidated Statements of Loss......................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity...........................................F-6.to.F-7
Consolidated Statements of Cash Flows................................................................F-8.to.F-9
Summary of Accounting Policies.......................................................................F-10.to.F-12
Notes to Consolidated Financial Statements...........................................................F-13.to F-20


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Lifestream Technologies, Inc. and Subsidiary
Fort Collins, Colorado


We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and Subsidiary, as of June 30, 1999 and as of December 31, 1998 and 1997, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the six month period ended June 30, 1999 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiary as of June 30, 1999, and as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the six month period ended June 30, 1999 and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since inception and, at June 30, 1999, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

Spokane, Washington
September 1, 1999

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 1)

                                                                         June 30,                December 31,
                                                                        -------------    -------------------------------
                                                                            1999             1998              1997
                                                                        -------------    -------------     -------------
Current assets:
   Cash...........................................................   $       81,656   $       91,555    $        6,160
   Accounts receivable............................................           27,829              247                 -
   Inventories (Note 2)...........................................          235,418          129,140            30,802
   Prepaid expenses...............................................            2,132            2,152             2,068
                                                                        -----------      -----------       -----------
Total current assets..............................................          347,035          223,094            39,030
                                                                        -----------      -----------       -----------
Equipment and leasehold improvements, net (Notes 3 and 9).........          412,033          486,795            23,754
                                                                        -----------      -----------       -----------
Other assets:
Patent and license rights, net of  accumulated amortization of
   $680,141, $617,795 and $493,103 (Note 5).......................        1,436,724        1,499,070         1,623,762
   Note receivable, officer (Note 4)..............................           25,531           97,090            79,104
   Note receivable, related company (Note 4)......................          416,372          289,416                 -
   Deferred financing costs (Note 7)..............................            8,181           59,738                 -
   Other..........................................................           34,291            8,515             1,500
                                                                        -----------      -----------       -----------
Total other assets................................................        1,921,099        1,953,829         1,704,366
                                                                        -----------      -----------       -----------
Total assets......................................................   $    2,680,167   $    2,663,718    $    1,767,150
                                                                        ===========      ===========       ===========

         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,                 December 31,
                                                                        -------------     ------------------------------
                                                                           1999              1998             1997
                                                                        -------------     ------------     -------------
Current liabilities:
   Accounts payable...............................................   $      416,666    $     367,763    $      216,918
   Accrued wages and payroll taxes................................          122,125          112,931                 -
   Interest payable...............................................           16,521            1,442            20,371
   Current maturities of note payable (Note 6)....................           36,330           36,330                 -
   Current maturities of capital lease obligation (Note 9)........           17,830            6,580                 -
   Related party payable..........................................                -                -            12,435
   Convertible debt (Note 7)......................................          250,000                -                 -
                                                                        -----------       ----------       -----------
Total current liabilities.........................................          859,472          525,046           249,724
Notes payable, less current maturities (Note 6)...................          105,962          127,220            41,144
Capital lease obligation, less current maturities (Note 9)........           47,146           18,492                 -
Contingent stock liability (Note 7)...............................          867,000                -                 -
Convertible debt (Note 7).........................................                -          225,000           100,000
                                                                        -----------       ----------       -----------
Total liabilities.................................................        1,879,580          895,758           390,868
                                                                        -----------       ----------       -----------

Commitments and Contingencies (Notes 6, 7, 8, 9, 11 and 12)

Stockholders' equity (Notes 8, 11 and 12):
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
     no shares issued or outstanding..............................                -                -                 -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     12,187,661, 11,077,326 and 8,041,500 shares issued and
     outstanding..................................................           12,188           11,077             8,041
   Additional paid-in capital.....................................        9,780,003        7,895,968         3,773,536
   Unearned stock compensation....................................                -         (610,442)                -
   Stock subscription receivable..................................                -           (1,230)                -
   Accumulated deficit............................................       (8,991,604)      (5,527,413)       (2,405,295)
                                                                        -----------       ----------       -----------
Total stockholders' equity........................................          800,587        1,767,960         1,376,282
                                                                        -----------       ----------       -----------
Total liabilities and stockholders' equity........................   $    2,680,167    $   2,663,718    $    1,767,150
                                                                        ===========       ==========       ===========


         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.


                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS

                                                       Six Months Ended June 30,            Years Ended December 31,
                                                     --------------------------------    --------------------------------
                                                         1999              1998              1998              1997
                                                     --------------     -------------    ---------------    -------------
                                                                         (unaudited)
Revenues                                          $        51,229    $            -   $          9,610   $            -
Cost of sales.....................................         60,889                 -              6,167                -
                                                     ------------       -----------      -------------      -----------
Gross profit (loss)...............................         (9,660)                -              3,443                -
                                                     ------------       -----------      -------------      -----------
Operating expenses:
     Advertising and promotion                             47,295                 -                  -                -
     Depreciation and amortization................        138,398            72,081            223,898          130,781
     Professional fees............................        331,911           249,209            516,808           95,527
     Travel.......................................         47,431            55,442            166,806           45,430
     Research and development.....................         28,922           177,665            304,432          106,999
     Salaries and wages - stock (Note 11).........        799,974                 -            475,202            6,676
     Salaries and wages - cash....................        571,184           177,499            714,280          100,000
     Selling, general and administrative..........        243,582           261,323            644,295           52,261
                                                     ------------       -----------      -------------      -----------
Total operating expenses..........................      2,208,697           993,219          3,045,721          537,674
                                                     ------------       -----------      -------------      -----------
Loss from operations..............................     (2,218,357)         (993,219)        (3,042,278)        (537,674)
                                                     ------------       -----------      -------------      -----------
Other income (expense):
     Interest income..............................         16,486            11,549             32,596            5,532
     Interest expense.............................     (1,257,984)          (27,823)          (112,436)         (15,067)
     Other, net...................................         (4,336)                -                  -          (12,634)
                                                     ------------       -----------      -------------      -----------
Total other expense...............................     (1,245,834)          (16,274)           (79,840)         (22,169)
                                                     ------------       -----------      -------------      -----------
Net loss                                          $    (3,464,191)   $   (1,009,493)  $     (3,122,118)  $     (559,843)
                                                     ============       ===========      =============      ===========

Net loss per share - Basic and diluted............$         (0.30)   $        (0.12)  $          (0.32)  $        (0.07)
                                                     ============       ===========      =============      ===========

Weighted average number of shares -
   Basic and diluted.................................  11,686,691         8,343,371          9,812,680        7,831,675
                                                     ============       ===========      =============      ===========

         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.



                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Additional         Stock           Unearned
                                                          Common Stock           Paid-in        Subscription         Stock
                                                     Shares         Amount       Capital         Receivable      Compensation
                                              ---------------   ------------   --------------   --------------   ---------------
Balances as of January 1, 1997...............     7,387,639  $       7,387  $     3,415,368  $             -  $              -


Common stock issued for services.............        34,210             34           25,624                -                 -

Common stock issued for cash.................       261,333            262          195,738                -                 -

Common stock issued for repayment of debt
   and accrued interest (Note 5).............         8,318              8            6,230                -                 -

Exercise of stock options....................       350,000            350           23,900                -                 -

Compensatory stock options issued............             -              -            6,676                -                 -

Contributed services.........................             -              -          100,000                -                 -

Net loss.....................................             -              -                -                -                 -
                                              -------------     ----------     ------------     ------------     -------------

Balances as of December 31, 1997.............     8,041,500          8,041        3,773,536                -                 -

Exercise of stock options....................       326,867            327           46,454                -                 -

Common stock issued for services.............       242,589            242          467,564                -                 -

Common stock issued for cash.................     1,721,055          1,721        2,100,508                -                 -

Common stock issued for cash and matching
   employee purchase at $4.12 per share......       178,000            178          732,410                -                 -

Common stock issued for cash and matching
   employee purchase at $1.00 per share......        12,500             13           12,487                -                 -

Common stock issued as compensation..........        15,000             15           37,485                -                 -

Common stock issued with convertible debt....       158,750            159          215,829                -                 -

Common stock issued on conversion of debt....       381,065            381          391,923                -                 -

(RESTUBBED TABLE)
                                                                  Accumulated
                                                                    Deficit            Total
                                                                  --------------    --------------

Balances as of January 1, 1997...............                     $    (1,845,452) $      1,577,303


Common stock issued for services.............                                   -            25,658

Common stock issued for cash.................                                   -           196,000

Common stock issued for repayment of debt
   and accrued interest (Note 5).............                                   -             6,238

Exercise of stock options....................                                   -            24,250

Compensatory stock options issued............                                   -             6,676

Contributed services.........................                                   -           100,000

Net loss.....................................                            (559,843)         (559,843)
                                                                     ------------      ------------

Balances as of December 31, 1997.............                          (2,405,295)        1,376,282

Exercise of stock options....................                                   -            46,781

Common stock issued for services.............                                   -           467,806

Common stock issued for cash.................                                   -         2,102,229

Common stock issued for cash and matching
   employee purchase at $4.12 per share......                                   -           732,588

Common stock issued for cash and matching
   employee purchase at $1.00 per share......                                   -            12,500

Common stock issued as compensation..........                                   -            37,500

Common stock issued with convertible debt....                                   -           215,988

Common stock issued on conversion of debt....                                   -           392,304

         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Additional         Stock           Unearned
                                                          Common Stock           Paid-in        Subscription         Stock
                                                     Shares         Amount       Capital         Receivable      Compensation
                                              ---------------   ------------   --------------   --------------   ---------------
Unearned compensation, net of amortization
   of $138,308...............................             -              -                -                -          (610,442)

Compensatory stock options issued............             -              -          117,772                -                 -

Stock subscription receivable................             -              -                -           (1,230)                -

Net loss.....................................             -              -                -                -                 -
                                              -------------     ----------     ------------     ------------     -------------

Balances as of December 31, 1998.............    11,077,326         11,077        7,895,968           (1,230)         (610,442)

Common stock issued for cash.................       200,000            200          199,800                -                 -

Common stock issued with convertible debt....        95,250             95          123,167                -                 -

Common stock issued on conversion of debt
   and accrued interest......................       398,328            399          995,191                -                 -

Common stock issued for services.............       312,007            312          336,269                -                 -

Common stock issued on bridge loan extensions
                                                     90,750             91          107,596                -                 -

Expiration of stock subscription.............        (2,000)            (2)          (7,728)           1,230             6,500

Common stock issued as compensation..........        16,000             16           41,584                -                 -

Compensatory stock options issued............             -              -           88,156                -                 -

Amortization of deferred compensation........             -              -                -                -           603,942

Net loss.....................................             -              -                -                -                 -
                                              -------------     ----------     ------------     ------------     -------------

Balances as of June 30, 1999.................    12,187,661  $      12,188  $     9,780,003  $             -  $              -
                                              =============     ==========     ============     ============     =============

(RESTUBBED TABLE)
                                                                  Accumulated
                                                                    Deficit            Total
                                                                  --------------    --------------

Unearned compensation, net of amortization
   of $138,308...............................                                -          (610,442)

Compensatory stock options issued............                                -           117,772

Stock subscription receivable................                                -            (1,230)

Net loss.....................................                       (3,122,118)       (3,122,118)
                                                                  ------------      ------------

Balances as of December 31, 1998.............                       (5,527,413)        1,767,960

Common stock issued for cash.................                                -           200,000

Common stock issued with convertible debt....                                -           123,262

Common stock issued on conversion of debt
   and accrued interest......................                                -           995,589

Common stock issued for services.............                                -           336,581

Common stock issued on bridge loan extensions
                                                                             -           107,688

Expiration of stock subscription.............                                -                 -

Common stock issued as compensation..........                                -            41,600

Compensatory stock options issued............                                -            88,156

Amortization of deferred compensation........                                -           603,942

Net loss.....................................                       (3,464,191)       (3,464,191)
                                                                  ------------      ------------

Balances as of June 30, 1999.................                  $    (8,991,604)  $       800,587
                                                                  ============      ============

         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                         Six Months Ended June 30,            Year Ended December 31,
                                                       --------------------------------    -------------------------------
                                                           1999              1998              1998             1997
                                                       ---------------    -------------    --------------    -------------
                                                                           (unaudited)
Cash flows from operating activities:
   Net loss.......................................    $   (3,464,191)   $  (1,009,493)   $   (3,122,118)    $   (559,843)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization................           138,398          117,034           223,898          130,781
     Issuance of common stock for  services.......           336,581          154,720           467,806           25,658
     Issuance of common stock with convertible
       debt.......................................           107,688                -           215,988                -
     Issuance of compensatory stock and options
       for services...............................           733,698           35,345           104,409            6,676
     Contributed services.........................                 -                -                 -          100,000
     Contingently issuable stock..................           867,000                -                 -                -
     Noncash compensation.........................            69,455                -                 -                -
     Provision for inventory obsolescence.........            11,000                -                 -                -
   Changes in assets and liabilities:
     Accounts receivable..........................           (27,582)               -              (247)               -
     Inventories..................................          (117,278)               -           (98,338)           4,929
     Prepaid expenses.............................                20           (9,039)              (84)          24,932
     Other........................................           149,043          113,055            (7,015)           9,206
     Accounts payable.............................            48,903            7,135           138,410            7,576
     Other current liabilities....................            44,862           26,189            94,002           15,367
                                                       -------------      -----------      ------------      -----------
Net cash used in operating activities.............        (1,102,403)        (565,054)       (1,983,289)        (234,718)
                                                       -------------      -----------      ------------      -----------
Cash flows from investing activities:
   Capital expenditures...........................            (1,290)        (144,538)         (313,099)         (13,705)
   Proceeds from sale of fixed assets.............            51,334                -                 -                -
   Advance to related party company...............          (126,956)         (50,318)         (289,416)               -
   Advances to officer............................             2,104           (2,777)          (17,986)         (20,896)
                                                       -------------      -----------      ------------      -----------
Net cash used in investing activities.............           (74,808)        (197,633)         (620,501)         (34,601)
                                                       -------------      -----------      ------------      -----------
Cash flows from financing activities:
   Proceeds from issuance of convertible debt.....         1,000,000          275,000           500,000           50,000
   Proceeds from exercise of stock options........                 -           32,326            46,781           24,250
   Payments on capital lease obligations..........           (11,430)               -            (2,520)               -
   Payments on note payable.......................           (21,258)          (7,553)           (8,006)               -
   Proceeds from sale of common stock.............           200,000        2,058,031         2,152,930          196,000
                                                       -------------      -----------      ------------      -----------
Net cash provided by financing activities.........         1,167,312        2,357,804         2,689,185          270,250
                                                       -------------      -----------      ------------      -----------
Net increase (decrease) in cash...................            (9,899)       1,595,117            85,395              931
Cash at beginning of period.......................            91,555            6,160             6,160            5,229
                                                       -------------      -----------      ------------      -----------
Cash at end of period.............................    $       81,656    $   1,601,277    $       91,555     $      6,160
                                                       =============      ===========      ============      ===========

         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.


                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                         Six Months Ended June 30,            Year Ended December 31,
                                                       --------------------------------    -------------------------------
                                                           1999              1998              1998             1997
                                                       ---------------    -------------    --------------    -------------
                                                                           (unaudited)
Supplemental schedule of non-cash investing
   and financing activities:
   Issuance of common stock in exchange for:
     Reduction of note payable....................  $              -   $            -   $        41,144   $        5,000
     Reduction of accrued interest................            20,589           17,304                 -            1,238
     Conversion of debt...........................           975,000          375,000           375,000                -
     Note payable for leasehold improvements......                 -          243,374           249,148                -
     Deferred financing costs.....................           123,262          156,250            59,738                -

Supplemental schedule of cash activities:
   Interest paid in cash..........................  $      1,119,103   $       17,068   $         3,128   $            -


         See accompanying independent certified public accountants' report, summary of accounting policies and notes to consolidated financial statements.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


Nature of Business

Lifestream Technologies, Inc. ("Lifestream Technologies" or "the Company") holds exclusive manufacturing and marketing rights in the United States for the Cholestron, a hand held instrument that measures cholesterol levels as well as other components in blood. The Company was incorporated pursuant to the laws of the state of Nevada in June 1992. On July 2, 1999, the Company changed its fiscal year end to June 30. The Company was considered to be a development stage enterprise through December 31, 1998.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives or lease term of the respective assets. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

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

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of June 30, 1999, December 31, 1998 and 1997 for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes receivable from an officer and a related company cannot be determined. The fair value of long-term debt and notes payable approximate carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


Net Loss Per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options, which cover 1,467,398, 981,665 and 591,745 shares of the Company's common stock at June 30, 1999, December 31, 1998 and 1997, respectively, are antidilutive only basic EPS is presented. These securities could potentially dilute future EPS calculations.

Unaudited Consolidated Financial Statements

In the opinion of the Company's management, the unaudited consolidated statements of loss and cash flows for the six month period ended June 30, 1998, contain all adjustments (consisting of only normal recurring accruals and adjustments) necessary to present fairly the information set forth therein.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)

1.    Going Concern

Until the six month period ended June 30, 1999, the Company was in the development stage. The Company has incurred operating losses since inception and, at June 30, 1999, has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. These actions include the proposed sale of common stock through a private placement to qualified investors, the negotiation with certain lenders to provide for the issuance of additional convertible debt or bridge financing arrangements and the increase in revenues from the sale of the Company's current product, the Cholestron. In addition, the Company will continue to seek a major source of funds sufficient to allow the Company to continue the application process with the Federal Drug Administration (the "FDA") which would permit the Cholestron to be sold over-the-counter to the general public. There can be no assurances that the Company will be successful in executing its plans.

2.    Inventories

Inventories consist of the following:

                                                                    June 30,                 December
                                                                  -------------    ----------------------------
                                                                     1999             1998            1997
                                                                  -------------    -------------   ------------
         Raw materials........................................ $      199,963   $      118,803  $      30,802
         Work in process......................................         42,767            6,594              -
         Finished goods.......................................          3,688            3,743              -
         Provision for inventory obsolescence.................        (11,000)               -              -
                                                                  -----------      -----------     ----------
         Total inventories.................................... $      235,418   $      129,140  $      30,802
                                                                  ===========      ===========     ==========

3.    Equipment and Leasehold Improvements

Property and equipment consists of the following:

                                                                     June 30,                 December
                                                                  -------------    ----------------------------
                                                                      1999             1998            1997
                                                                  -------------    -------------   ------------
         Office and data processing equipment................. $      314,445   $      314,445  $      35,146
         Vehicles.............................................         33,800           33,800              -
         Leasehold improvements...............................        250,438          256,058          6,910
                                                                  -----------      -----------     ----------
                                                                      598,683          604,303         42,056
         Less accumulated depreciation and amortization.......        186,650          117,508         18,302
                                                                  -----------      -----------     ----------
         Property and equipment, net.......................... $      412,033   $      486,795  $      23,754
                                                                  ===========      ===========     ==========

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


4.    Notes Receivable

The Company's Chief Executive Officer has received various cash advances pursuant to terms of an unsecured promissory note. In June 1999, the Company issued a non-cash bonus of $69,455 to the Chairman, which was recorded as a direct reduction to the note receivable. Advances under the note accrue interest at 8% and have no stated maturity date.

During 1999 and 1998, the Company advanced funds totaling $32,035 and $91,282 to a company affiliated through common ownership. Advances under the note accrue interest at a rate of 8% and have no stated maturity date. Interest accrued on the note totaled $16,005 and $2,334 at June 30, 1999 and December 31, 1998. During 1999 and 1998, the Company paid certain direct expenses and shared certain facilities and resources with this related party company. As of June 30, 1999 and December 31, 1998, approximately $277,050 and $195,800 was owed to the Company as the agreed-upon estimate of the fair value of the benefits received. See Note 12. As repayment is not expected during the next year, the entire balance is classified as noncurrent.

5.    Intangible Assets

In 1992, the Company acquired all of the assets and liabilities of a related party Partnership in exchange for 3,327,000 shares of the Company's common stock. The net assets acquired, which were recorded on the Company's books at the historical cost basis of the partnership, by the Company primarily included license and distribution rights which had been previously acquired by the related party from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patent and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,410,000. The patent and related assets relate to a dry chemistry process used to measure cholesterol levels in blood samples which will be used in the Company's product.

6.       Notes Payable

Notes payable consist of the following:

                                                                     June 30,                 December
                                                                  -------------    ----------------------------
                                                                       1999           1998            1997
                                                                  -------------    -------------   ------------
         Note payable to a corporation (1).................... $      142,292   $      163,550  $           -
         Note payable to an individual (2)....................              -                -          6,000
         Note payable to a corporation (3)....................              -                -         35,144
                                                                  -----------      -----------     ----------
         Total notes payable..................................        142,292          163,550         41,144
         Less current maturities..............................         36,330           36,330              -
                                                                  -----------      -----------     ----------
         Notes payable, less current maturities............... $      105,962   $      127,220  $      41,144
                                                                  ===========      ===========     ==========

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)



Scheduled annual principal maturities of the note payable at June 30, 1999 are as follows:

                 Years ending June 30,                                                     Amount
                                                                                      ------------
                 2000.............................................................  $      36,330
                 2001.............................................................         36,330
                 2002.............................................................         36,330
                 2003.............................................................         33,302
                                                                                      -----------
                                                                                    $     142,292
                                                                                      ===========

(1) During May 1998, the Company executed a note payable for certain costs incurred in connection with leasehold improvements which were a prerequisite to the Company signing an operating lease for office and production space located in Post Falls, Idaho. See Note 9. The note is payable in monthly installments of $3,028.

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

In March 1998, the Company received $250,000 from the issuance of a convertible promissory note. This note contained terms which allowed the note holder to convert the debt to shares of the Company's common stock at any time prior to maturity at a per share rate of $1.25 which amount approximated the then-fair value of the stock. In addition, as an inducement to execute the promissory note, the Company issued 125,000 shares of the Company's common stock to the creditor. The issuance of these shares was recorded by the Company as a debt financing cost of $156,250. During 1998, the note and accrued interest thereon were converted into shares of the Company's common stock.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


During each of the years ended December 31, 1997 and 1996, the Company received $50,000 pursuant to the terms of two convertible promissory notes. The unsecured promissory notes, together with accrued interest thereon of $16,284 were converted to shares of the Company's common stock during 1998, at a per share rate of $0.75.

During 1998 the Company commenced an offering of convertible promissory notes pursuant to which it received proceeds of $225,000 in 1998 and $635,000 in 1999. A director of the Company purchased $150,000 of these notes. The promissory notes are unsecured, mature two years after issuance and bear interest at prime plus 2% (9.75% at December 31, 1998). The notes were convertible at any time subsequent to issuance at a per share rate of $2.50, which price exceeded the then fair value of the Company's common stock. In connection with the issuance of the notes, the Company issued each noteholder 7,500 shares of its common stock for each $50,000 of debt. A total of 129,000 shares, valued at approximately $183,000, were issued and recorded as debt financing costs.

During 1999, in order to induce conversion, the Company guaranteed each converting noteholder that the per share value of their shares would be at least $3.50 on the one year anniversary date of their conversion or the Company would issue additional shares to achieve that value. As a result of the offer, $860,000 of notes and $15,780 accrued interest thereon were converted into 350,312 shares of the Company's common stock in June 1999.

During 1999, the Company received $115,000 from a director pursuant to terms of two convertible promissory notes. The notes were unsecured, bore interest at 10% and were convertible into shares of the Company's common stock at a per share rate of $2.50. The notes had an initial maturity date of thirty days, with provisions for two additional thirty day extensions. In connection with the issuance and maturity extension of the notes, the Company issued 15,750 shares of its common stock, valued at approximately $26,000 to the director. During June 1999, the notes, together with accrued interest thereon of approximately $5,000, were converted into 48,016 shares of the Company's common stock. The noteholder was provided with the same guaranteed share price as noted above. As a result of the share value guarantees offer of $3.50 per share and based on the market price of the Company's common stock of $0.98 per share, the Company recorded an estimated liability of $867,000, which is calculated as the difference in per share price multiplied by the number of shares as if these shares would have been issued as of June 30, 1999.

During February 1999, the Company received $250,000 from an investor pursuant to terms of a convertible promissory note. The note bears interest at 18% and is secured by the pledge of stock held by the Company's chairman of the board. The note had an original maturity date of thirty days, with provisions for the extension of the maturity date for two additional thirty day periods. In connection with the origination and extension of the note, the Company issued to the noteholder 75,000 shares of its common stock, valued at approximately $81,000. The note was repaid in July 1999 with funds received pursuant to a short-term advance. In connection with this advance, the Company issued 25,000 shares of its common stock to the lender. This advance was repaid in July 1999 with proceeds from three separate convertible notes totaling $270,000, including $70,000 from a director. The notes have a maturity of one month and are

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


convertible into shares of the Company's common stock at a per share rate of $1.00 plus an option per share to acquire a share of the Company's common stock at $1.25. As consideration for these notes, the Company issued the holders 54,000 shares of common stock.

8.    Stock Options

The Company has an Employee Stock Option Plan (the "Plan") which provides for the grant of options to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 1999, 1,800,000 options originally made available under the Plan, remain available for grant. The Company grants from time to time stock options to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company funds to further develop the Company's product.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions as to option grants: expected life of option of five years, expected volatility of 58%, risk-free interest rate of 6% and a dividend yield of 0%.

The following table summarizes the stock option activity since inception:

                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                        Shares             Price
                                                                      -------------    -----------
                 Options outstanding at January 1, 1997............       971,834   $       0.11
                 Granted...........................................        95,745           0.37
                 Expired...........................................      (125,834)         (0.11)
                 Exercised.........................................      (350,000)         (0.07)
                                                                      -----------
                 Options outstanding at December 31, 1997..........       591,745           0.19
                 Granted...........................................       831,665           2.04
                 Expired...........................................      (179,378)         (0.21)
                 Exercised.........................................      (326,867)         (0.14)
                                                                      -----------
                 Options outstanding at December 31, 1998..........       917,165           1.76
                 Granted...........................................       570,233           1.22
                 Expired...........................................       (20,000)         (0.20)
                                                                      -----------
                 Options outstanding at June 30, 1999..............     1,467,398   $       1.59
                                                                      ===========

The per share fair value at the date of grant of the options granted was approximately $1.02 for the six month period ended June 30, 1999 and $1.56 and $0.07 during the years ended December 31, 1998 and 1997.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


If compensation cost for the Company's Plan had been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                             Six Months Ended                  Year Ended                    Year Ended
                               June 30, 1999               December 31, 1998             December 31, 1997
                         ---------------------------   ----------------------------   --------------------------
                             As            Pro             As             Pro             As            Pro
                          Reported        Forma         Reported         Forma         Reported        Forma
                         ------------   ------------   ------------    ------------   ------------   -----------
Net loss............  $  (3,464,191)  $ (3,932,571)  $ (3,122,118)   $ (3,841,121)   $  (559,843)   $ (702,411)
                         ==========     ==========     ==========      ==========     ==========     =========

Net loss per share
   - basic and
   diluted..........  $       (0.30)  $      (0.34)  $      (0.32)   $      (0.39)   $     (0.07)   $    (0.09)
                         ==========     ==========     ==========      ==========     ==========     =========

The following table summarizes information about outstanding options at June 30, 1999:

                                        Options Outstanding                  Options Exercisable
                            --------------------------------------------- ---------------------------
                                            Weighted
                                             Average           Weighted                  Weighted
               Range of                     Remaining         Average                    Average
               Exercise        Number      Contractual        Exercise       Number      Exercise
                Prices      Outstanding    Life (YRS)          Price      Exercisable     Price
             ------------------------------------------------------------------------------------------
             $0.20-$0.25         140,000      3.03       $         0.23       140,000  $       0.23
             $1.00-$1.25       1,017,398      5.42                 0.99       631,957          1.22
             $2.00-$2.25         110,000      4.27                 2.23       100,000          2.25
             $3.00               100,000      4.27                 3.00             -             -
             $5.00               100,000      4.27                 5.00             -             -
             ------------------------------------------------------------------------------------------
             $0.20-$5.00       1,467,398      4.98       $         1.59       871,957  $       1.18
             ==========================================================================================

In July 1999, options to purchase 25,000 shares of the Company's common stock at a per share price of $1.25 were granted to both an officer and a director.

9.    Lease Commitments

The Company leases a vehicle under a capital lease that expires in 2002. In addition, during the six month period ended June 30, 1999, the Company sold to a financing company certain computer equipment and then executed a capital lease for this same equipment.

The Company leases its primary corporate and manufacturing office space in Post Falls, Idaho pursuant to an operating lease. In addition, the Company leases office space relative to its previous corporate headquarters in Ft. Collins, Colorado. The Company is currently pursuing a sublease or buy-out arrangement for this location. Both operating lease arrangements include provisions which allow for increasing monthly payments.

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


Future minimum lease payments required under these lease agreements are as follows:

                                                                         Capital       Operating
                 Years ending June 30,                                    Lease          Leases
                                                                      -------------   ------------
                 2000..............................................  $     26,855  $      47,700
                 2001..............................................        26,855         57,984
                 2002..............................................        22,808         62,357
                 2003..............................................             -         66,897
                                                                      -----------  -------------
                 Total lease payments..............................        76,518  $     234,938
                                                                                   =============
                 Less imputed interest.............................        11,542
                                                                      -----------
                 Present value of net minimum lease payments.......        64,976
                 Less current maturities...........................        17,830
                                                                      -----------
                 Total long-term capital lease obligation..........  $     47,146
                                                                      ===========


The capital leases are collateralized by fixed assets having a book value of $51,050 at June 30, 1999. Rent expense for the six month period ended June 30, 1999 and 1998 was $24,083 and $8,223. Rent expense for the years ended December 31, 1998 and 1997 was $41,832 and $10,284.

10.   Income Taxes

At June 30, 1999, December 31, 1998 and 1997, the Company had deferred tax assets of approximately $3,759,000, $2,092,000 and $870,000 principally arising from net operating loss carryforwards for income tax purposes. The total net operating loss carryforward includes IRC Section 382 losses, which restricts the total amount of loss that can be used for tax purposes in any one year. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established for all periods presented.

At June 30, 1999, the Company has net operating loss carryforwards totaling approximately $8,350,000 which expire in the years 2005 through 2019.

11.   Commitments and Contingencies

In April 1999, the Company executed employment agreements with substantially all of its employees. The employment agreements contain terms, which specified a reduced salary for a 90 day period and granted the employees options to purchase 101,000 shares of the Company's common stock at a per share price of $1.25. At conclusion of this 90 day period, employees who remained in the employment of the Company were to receive a cash bonus based on a percentage of the employee's annualized salary, totaling, in aggregate approximately $69,000. On July 9, 1999, the Company did not have adequate funds to pay the bonus, and the employees received options to purchase, in aggregate, an additional 94,000

                  LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the six month period ended June 30, 1998 is unaudited)


shares of the Company's common stock at a per share price of $1.25. The cash bonus will be paid to the employees at such time when funds become available, and are accrued at June 30, 1999.

The Company entered into an employment agreement in March 1996 with its president. This agreement was terminated as a result of the president's resignation during 1998. The agreement specified an annual salary of $100,000, and provided for six months of severance pay in the event this individual left the employment of the Company. The officer had elected to forego payments for services provided in 1997. Compensation due to the officer under this agreement in 1997 of $100,000 was expensed and has been reflected as contributed services in the Company's financial statements.

In January 1998, the Company entered into a license and supply agreement with a third party foreign manufacturer pursuant to which the manufacturer will supply the Company with cholesterol measurement modules, which incorporate the Company's technology. During the six month period ended June 30, 1999, the Company purchased $100,000 from this manufacturer. As of June 30, 1999, this manufacturer remains the Company's sole supplier of certain key components necessary in the production of the Cholestron.

12.      Subsequent Events

In June 1999, the Company's Board of Directors approved the acquisition of Secured Interactive Technologies, Inc., ("Secured Interactive") a development stage company related through common ownership. Secured Interactive has developed and intends to produce and market an integrated software which uplinks to a closed intranet system for health evaluation and individual condition analysis. The merger was completed in September 1999 and will be accounted for as a combination of entities under common control in a manner similar to a pooling of interests. The Company issued 1,944,000 shares of common stock in exchange for all of the outstanding common stock of Secured Interactive. This stock for stock transaction is intended to qualify as a tax free exchange of stock under Section 368(a) of the Internal Revenue Code.

The following supplemental information is an audited condensed balance sheet as of June 30, 1999 and a condensed statement of loss for the six month period ended June 30, 1999, for Secured Interactive:

                                                                                          Amount
                                                                                      ------------
                 Current assets................................................... $          78
                 Other assets.....................................................        40,675
                                                                                      ----------
                 Total assets..................................................... $      40,753
                                                                                      ==========

                 Current liabilities.............................................. $      20,421
                 Long-term liabilities............................................       425,228
                 Shareholders' deficit............................................      (404,896)
                                                                                      ----------
                 Total liabilities and shareholders' deficit...................... $      40,753
                                                                                      ==========

                 Revenues......................................................... $           -
                 Total Operating expenses.........................................       127,969
                                                                                      ----------
                 Net loss......................................................... $     127,969
                                                                                      ==========


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matters for inclusion herein.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders, scheduled for December 9, 1999. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders, scheduled for December 9, 1999. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this item will appear in the Company's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders, scheduled for December 9, 1999. Such Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Christopher Maus, Chairman of the Board of Directors and a Director of the Company received cash advances from the Company which were formalized into a promissory note executed in favor of the Company by Mr. Maus on December 31, 1995. The note matures upon demand by the Company and bears interest at 8% per annum. The outstanding balance of the promissory note was $25,531, $97,090 and $79,104 at June 30, 1999, December 31, 1998 and 1997, respectively.

During 1999 and 1998, the Company advanced funds totaling $32,035 and $91,282 to Secured Interactive. Advances under the note accrue interest at a rate of 8% and have no stated maturity date. Interest accrued on the note totaled $76,005 and $2,334 at June 30, 1999 and December 31, 1998. The Company also paid certain direct expenses and shared certain facilities and resources with Secured Interactive. As of June 30, 1999 and December 31, 1998, $416,372 and $289,416 was owed by Secured Interactive to the Company as the agreed-upon estimate of the fair value of the benefits received.

The Company and Messrs. Maus, Boyle, Crane, Connolly, and Sweezy are shareholders of Secured Interactive. On September 1, 1999 the Company completed the acquisition of Secured Interactive by effectuating a merger whereby the stockholders of Secured Interactive received one share of the Company's common stock for each share of Secured Interactive common stock owned by such stockholder. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured Interactive.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) Exhibits are listed in the Exhibit Index on page 21 of this Form 10-KSB, which is incorporated herein by reference.

     (b) Reports on Form 8-K.
         The Company filed two current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                  The following item was reported in the Form 8-K dated July 2, 1999: Item 8. Change in Fiscal Year - On July 2, 1999, The Company changed its fiscal year end to June 30. The Company will report the transition period on Form 10-KSB.

                  The following item was reported in the Form 8-K dated September 1, 1999: Item 2. Acquisition Or Disposition Of Assets - On September 1, 1999, the Company completed the acquisition of Secured Interactive Technologies, Inc., the developer of the PrivalinkTM System, a suite of secure Internet medical software and information services for healthcare data management of personal medical records. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. The Company financed the entire acquisition by effectuating a merger whereby the stockholders of Secured Interactive Technologies, Inc. received one share of the Company's common stock for each share of Secured Interactive Technologies, Inc. common stock owned by such stockholder. The foregoing description is qualified in its entirety by reference to the Agreement and Plan of Merger by and among Lifestream Technologies, Inc., Secured Interactive Technologies, Inc. and the Stockholders of Secured Interactive Technologies, Inc. dated June 24, 1999. No financial statements were filed as part of such report.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


LIFESTREAM TECHNOLOGIES, INC.



BY:      /s/ Christopher Maus
         -------------------------------------
         President, Chief Executive Officer and Chairman of the Board

DATE:     September 28, 1999
         -------------------------------------



BY:      /s/ Brett Sweezy
         -------------------------------------
         Chief Financial Officer

DATE:    September 28, 1999
         -------------------------------------



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

10.3     Employment Agreement between Criss Sakala and Lifestream Technologies,
         Inc dated as of June 25, 1998.2

10.4     License and Supply Agreement between Lifestream Diagnostics, Inc.
         and Boehringer Mannheim GmbH.1

10.5     Agreement and Plan of Merger by and among  Lifestream  Technologies,
         Inc., Secured Interactive Technologies, Inc. and the Stockholders of
         Secured Interactive Technologies, Inc. dated June 24, 1999.4

16.1     Letter on Change in Certifying Accountant.3

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule



--------
1 Filed as an Exhibit to the Company's Form 10-SB on December 26, 1996 and incorporated herein by reference.

2 Filed as an Exhibit to the Company's Form 10-QSB on August 14, 1998 and incorporated herein by reference.

3 Filed as an exhibit to the Company's Form 8-K on May 15, 1998 and incorporated herein by reference.

4 Filed as an exhibit to the Company's Form 8-K on September 1, 1999 and incorporated herein by reference.