Form 10QSB
period 1999-09-30
LIFESTREAM TECHNOLOGIES INC
filed 1999-11-15
CIK 1029738

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                    ----------------------------------------

                          LIFESTREAM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                    ----------------------------------------

                  NEVADA                                      82-0487965
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

             510 CLEARWATER LOOP, SUITE 101, POST FALLS, IDAHO        83854
                    (Address of principal executive offices)

                                 (208) 457-9409
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

The number of shares outstanding of the registrant's common stock as of November 10, 1999 was 14,706,161.

Transitional Small Business Disclosure Format.  Yes [  ] No [X]


================================================================================

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

                    Balance Sheets as of September 30, 1999 and June 30, 1999                           2

                    Statements of Loss for the three month periods ended
                    September 30, 1999 and 1998                                                         4

                    Statements of Cash Flows for the three month periods ended
                    September 30, 1999 and 1998                                                         5

                    Notes to consolidated financial statements                                          6

Item 2.           Management's Discussion and Analysis                                                  8


PART II.          OTHER INFORMATION                                                                    14

Item 2.           Changes in Securities and Use of Proceeds
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                                             15

Exhibit Index                                                                                          16



Part I.  FINANCIAL INFORMATION                           LIFESTREAM TECHNOLOGIES, INC.
Item 1.  Financial Statements
                                                          CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,             June 30,
                                                          1999                   1999
---------------------------------------------------------------------------------------------
                                                       (Unaudited)            (Restated)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $  113,615             $   81,734
     Accounts receivable                                  32,280                 27,829
     Inventories                                         210,041                235,418
     Prepaid expenses                                      2,132                  2,132
---------------------------------------------------------------------------------------------

Total current assets                                     358,068                347,113
---------------------------------------------------------------------------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                408,003                452,708
---------------------------------------------------------------------------------------------

OTHER ASSETS:
     Patent and license rights, net                    1,405,633              1,436,724
     Note receivable, officer                             25,917                 25,531
     Deferred financing costs                               --                    8,181
     Other                                                21,050                 34,291
---------------------------------------------------------------------------------------------

Total other assets                                     1,452,600              1,504,727
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                          $2,218,671             $2,304,548
=============================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         LIFESTREAM TECHNOLOGIES, INC.

                                                                         CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,          June 30,
                                                                          1999                  1999
-----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)           (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $    430,409          $    424,123

     Accrued wages and payroll taxes                                      125,131               122,125
     Interest payable                                                           0                16,521
     Current maturities of note payable                                    36,330                36,330
     Current maturities of capital lease obligation                        43,079                39,650
     Convertible debt                                                     270,000               250,000
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                 904,949               888,749
-----------------------------------------------------------------------------------------------------------

Capitalized lease obligation, less current maturities                      39,100                47,146
Notes payable, less current maturities                                     96,878               105,962
Contingent stock liability                                                860,000               867,000
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                       1,900,927             1,908,857
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock                                                          14,706                14,132
     Additional paid-in capital                                        10,742,013            10,124,099
      Accumulated deficit                                             (10,438,975)           (9,742,540)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                317,744               395,691
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,218,671          $  2,304,548
===========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                       LIFESTREAM TECHNOLOGIES, INC.

                                                                      CONSOLIDATED STATEMENTS OF LOSS


                                                                             Three Months Ended
                                                                               September 30,
                                                                   -------------------------------------
                                                                           1999              1998
--------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)         (Restated)
                                                                                         (Unaudited)

Revenues                                                            $     49,976         $       --
Cost of products sold                                                     41,472                 --
--------------------------------------------------------------------------------------------------------

Gross profit                                                               8,504                 --
--------------------------------------------------------------------------------------------------------

Operating expenses:
   Depreciation and amortization                                          78,707               80,237
   Professional services                                                  30,945              211,498
   Research and product development                                       94,927               82,635
   Sales, marketing and public relations                                 111,646              245,702
   General and administrative                                            240,515              485,380
--------------------------------------------------------------------------------------------------------

Total operating expenses                                                 556,740            1,105,452
--------------------------------------------------------------------------------------------------------

Loss from operations                                                    (548,236)          (1,105,452)

Other income (expense), net                                             (148,199)               5,092
--------------------------------------------------------------------------------------------------------

Net loss                                                            $   (696,435)        $ (1,100,360)
--------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                              $      (0.05)        $      (0.10)
--------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding                         13,218,223           11,496,000
--------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                      LIFESTREAM TECHNOLOGIES, INC.

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Three Months Ended
                                                                                      September 30,
                                                                           ---------------------------------
                                                                               1999                 1998
--------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)           (Restated)
                                                                                                 (Unaudited)

NET CASH USED IN OPERATING ACTIVITIES                                      $  (430,287)          $  (849,145)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (2,829)              (87,870)
   Advance to officer                                                             (386)                 --
--------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           (3,215)              (87,870)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt                                  540,000                  --
   Proceeds from stock options exercised                                          --                  14,454
   Proceeds from sale of common stock                                          450,000                  --
   Payments on notes payable                                                  (524,617)               (7,226)
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      465,383                 7,228
--------------------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                                      31,881              (929,787)

Cash and cash equivalents,
    Beginning of period                                                         81,734             1,619,462
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   113,615           $   689,675
==============================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Issuance of common stock in exchange for:
     Financing costs                                                       $   139,228           $      --

      Interest paid                                                        $      --             $     1,000
==============================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   LIFESTREAM TECHNOLOGIES, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      BASIS OF            In the opinion of management, the accompanying
        PRESENTATION        unaudited consolidated balance sheets and related
                            interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses.
                            Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream
                            Technologies, Inc. Form 10-KSB Transition Report for the six month period ended June 30, 1999. As a result of the acquisition of Secured Interactive
                            Technologies, Inc. ("Secured") the consolidated financial statements for the prior periods presented, have been restated to effect a business combination of entities under common control, similar to a "pooling of interests". See Acquisition of Secured. Accordingly, certain 1998 balances have been reclassified to conform to the 1999 presentation.

B.      GOING CONCERN       The Company has incurred operating losses since
                            inception and at September 30, 1999, had incurred an unaudited first quarter loss of $696,435. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                            Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to continue production and marketing of its products. On September 15, 1999, the Company completed a $500,000 private placement offering whereby the Company sold its unregistered common stock to three qualified investors. The receipt of these funds continues to meet the Company's short term cash needs. The Company is currently pursuing a private placement of shares of the Company's common stock to obtain the funds necessary to finance the business until a product revenue stream can be developed. There can be no assurances that the Company will be successful in executing its plans.

C.      PRIVATE PLACEMENT   In the first quarter ending September 30, 1999,
        COMMON STOCK        pursuant to a private offering of common stock, the
        OFFERING            Company received a total of $300,000. The terms of
                            the offering consisted of 500,000 shares of the Company's common stock offered at $1.00 per share with a warrant to purchase one additional share of the Company's common stock at $1.25 per share.

                            Additionally, the Company commenced a $2,000,000 private offering in October 1999. The terms of this offering consisted of 2,000,000 shares of the Company's common stock offered at $1.00 per share with warrants to purchase 666,667 shares of the Company's common stock at $2.50 per share. As of November 10, the Company has received $225,000 under the terms of this offering.

D.      CONVERTIBLE DEBT    As of fiscal year end June 30, 1999, the Company had
                            an outstanding advance from an investor, including interest of $270,000. This advance was repaid in July 1999, with funds received pursuant to a short-term advance from an investor and significant shareholder of the Company. In connection with this advance, the Company issued 25,000 shares of its common stock to the lender. This short-term advance was then repaid during July 1999, with proceeds received from three separate convertible notes totaling $270,000. The convertible debt can be converted, at the option of the debt holder, into shares of the Company's common stock at a rate of $.50 per share. As consideration for these convertible notes, the Company issued the holders
                            54,000 shares of common stock, which was recorded at fair value as a financing cost during July 1999.

E.      ACQUISITION OF      On September 1, 1999 the Company completed the
        SECURED             acquisition of Secured by effectuating a merger
        INTERACTIVE         whereby the stockholders of Secured received one
        TECHNOLOGIES, INC.  share of the Company's common stock for each share of Secured common stock owned by such stockholder.
                            The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System (patent pending), a suite of secure Internet medical software and information services for healthcare data management of Personal Medical Records.
                            Lifestream previously owned 20% of Secured and worked closely with Secured on the integration of the Company's cholesterol monitor with Secured's
                            Medical Internet Solution. Resulting from the acquisition of Secured, the consolidated financial statements for prior periods presented have been restated to effect a business combination of entities under common control, similar to a "pooling of interests".


                            Selected Summary Financial Information for the Three Months Ended September 30, 1999

                                                          Lifestream         Secured
                                                          Technologies       Interactive
                                                          Inc.               Technologies, Inc.
                            -------------------------------------------------------------------
                            Revenues                      $   49,976            $      --
                            Cost of products sold             41,472                   --
                                                          -------------------------------
                            Gross profit
                                                               8,504                   --
                                                          -------------------------------

                            Operating expenses               547,467                9,273
                                                          -------------------------------

                            Loss from operations            (538,963)              (9,273)

                            Other expense                    145,378                2,821
                                                          -------------------------------

                            Net Loss                      $ (684,341)           $ (12,094)
                                                          ===============================


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

GENERAL
-------

Lifestream Technologies, Inc. (the "Company" or "Lifestream"), is a Nevada corporation, reorganized on February 11, 1994 and has as its current address 510 Clearwater Loop, Suite 101, Post Falls, ID 83854. The Company currently operates through its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. ("Lifestream Diagnostic") and Secured Interactive Technologies, Inc. (See Acquisition of Secured Interactive Technologies, Inc.). On July 2, 1999 the Company changed its fiscal year end from December 31 to June 30, beginning with and effective for the transition period for the six months ended June 30, 1999. As a result of the acquisition of Secured, the consolidated financial statements for the prior periods presented, have been restated to effect a business combination of entities under common control, similar to a "pooling of interests". See Acquisition of Secured.

Lifestream is a developer and provider of Internet Medical Information Solutions through the use of "Smart Card" enabled health care diagnostic instruments to domestic and international markets. Lifestream's initial product offering is the Lifestream TechnologiesTM Cholesterol Monitor (the "cholesterol monitor"), a hand held instrument that measures total cholesterol levels in the blood with medical laboratory accuracy in approximately three minutes. It is used in conjunction with a disposable dry-chemistry test strip.

On October 5, 1998, Lifestream's cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the United States Food and Drug Administration ("FDA"). On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA") to the Lifestream cholesterol monitor. The CLIA waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA waiver is that it will allow Lifestream to market its product to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements. On June 7, 1999, Lifestream submitted a 510[k] pre-market notification to the US Food and Drug Administration for the unique PrivalinkTM software accessory, that combines a regulated medical device and patient information through the Internet using industry-standard Smart Cards and high level encryption. The Company anticipates FDA 510[k] clearance on PrivalinkTM by the end of the third fiscal quarter ending March 31, 2000.

Lifestream's professional-use cholesterol monitor measures total cholesterol levels to aid in the detection of persons who may be at risk for coronary heart disease and in the management of patients undergoing therapy with lipid lowering drugs. Initially, the Company focused its marketing efforts on domestic and international pharmacists offering on-site testing to their customers and to pharmaceutical companies who sell cholesterol lowering drugs. There are approximately 200,000 pharmacists in the United States, working in more than 52,000 pharmacies located in drug stores, food stores and mass merchants. Since the identification of the pharmacy as a convenient place where consumers can easily access healthcare, the pharmacy market has been identified by the Company as a new market for cholesterol screening for adults in the United States.

The Company believes its inexpensive, quantitative and timely approach to screening and monitoring high cholesterol will set the Lifestream cholesterol monitor apart from competing devices. The Company expects competition from several companies, including those using "single use" cholesterol test strips for screening purposes and those using an instrument/strip for monitoring and diagnostics.

Additionally, the Company believes the Lifestream cholesterol monitor offers important educational features absent in many competing technologies. Using the keypad, the user is able to enter risk factors associated with the patients heart health. The monitor uses these factors to calculate the patient's risk of a cardiac event over periods of five and ten years. By changing parameters, a patient can learn how his or her "cardiac age" will improve by changing certain habits, such as quitting smoking or beginning to exercise. The medical record card ("Smart Card"), which holds up to 75 bytes of information, can be used in conjunction with the monitor. The Smart Card contains a patient's cholesterol readings and other risk factors downloaded from the Lifestream monitor. This information can be transferred to the physician's office computer via the Smart Card to provide a record detailing the total cholesterol test results for that particular patient.

Once the PrivalinkTM system is fully developed, a healthcare professional will be able to access Lifestream's secured Intranet. Using this program, the healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to monitor a patient's health and encourage behavioral change

During the next twelve months, the Company plans to introduce a consumer over-the-counter (OTC) product for personal monitoring of cholesterol-lowering programs. To this end, the Company initiated the start of pre-market Clinical Trials, the results of which will be submitted to the US Food and Drug Administration (FDA) in an OTC 510[k] Pre-Market Notification. The Company's consumer cholesterol monitor will be an instrument-based, quantitative consumer use system, specifically designed for total cholesterol level monitoring. The consumer monitor will use a Smart Card for test result storage, allowing the meter to display dated test results and deliver an average of the patients last six results. Additionally, the Smart Card test data can be used in the Company's PrivalinkTM Internet system by the healthcare professional.

The Company has incurred operating losses since inception and as of September 30, 1999, Lifestream had an accumulated deficit of approximately $10,438,975 million. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products. As of September 30, 1999, the Company requires additional funding in order to continue as a going concern.

During the three months ended September 30, 1999, the Company has obtained approximately $ 990,000 in debt and equity financing. If the Company is unable to obtain additional funding on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending September 30, 2000. Due to the current capital restraints on the Company, Lifestream has consolidated all company functions to the Post Falls facility in an effort to reduce operating expenses.

RESULTS OF OPERATIONS
---------------------

REVENUES AND COST OF PRODUCTS SOLD:

Revenues for the three months ended September 30, 1999 were $49,976 as compared to no revenues for the same period in 1998 primarily because the Company has moved out of the development stage and has commenced operations. The Company commenced operations after receiving both FDA approval and CLIA waiver. The Company has discounted its product prices to its initial customers which has reduced revenues and contributed to the negligible gross margin. The Company expects to continue discounting its product prices until its products receive more widespread market acceptance. Cost of products sold includes direct labor, direct material and overhead. Due to the limited production for the period ended September 30, 1999, the Company has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale.

OPERATING EXPENSES:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased to $556,740 for the three month period ended September 30, 1999 from $1,105,452 for the three months ended September 30, 1998. The decrease of $548,712 was primarily due to a decrease in professional expenses of $180,553, sales, marketing and public relations of $134,056 and general and administrative expenses of $244,865 as the Company has consolidated all company functions to the Post Falls facility in an effort to reduce operating expenses. In addition, the Company incurred initial costs in 1998 related to market research and product development of the Lifestream professional-use cholesterol monitor not repeated in the same period of 1999.

OTHER EXPENSES AND INCOME:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the three month period ended September 30, 1999, other expense, net was $(148,199) as compared to $5,092 for the same period ending September 30, 1998. This increase of $153,291 in other expense was primarily attributable to the increase in convertible debt for which interest and financing costs were accrued.

NET LOSS:

Primarily as a result of the foregoing factors, the Company's net loss was $696,435 for the three month period ended September 30, 1999 and $1,100,360 for the three months ended September 30, 1998. This represents a decrease in the loss for the same period of $403,925.

FINANCIAL CONDITION:

During the three months ended September 30, 1999, the Company used cash in operating activities of $430,287 as compared to $849,145 for the same period in 1998. This decrease of $418,858 was primarily due to the decrease in the net loss for the period. As of September 30, 1999, the Company had a balance of $113,615 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

YEAR 2000 COMPLIANCE:

Management has initiated a company-wide program to prepare its financial, manufacturing, and other critical systems and applications for the year 2000. The focus of the program is to identify affected systems, develop a plan to correct those systems in the most effective manner and then implement and monitor the plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. As part of a program developed by the FDA Center for Devices and Radiological Health, the Lifestream cholesterol monitor was certified in June of 1998 to be Year 2000 compliant. The Company is responsive to the Year 2000 compliance mandate from the FDA. The Company had not expended material amounts related to the Year 2000 issue because the majority of its systems have been purchased from vendors that have certified that their systems are Year 2000 compliant. At this time, the Company believes it has properly prepared its financial, manufacturing and other critical systems and applications for the year 2000. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should one of its suppliers or customers be unable to successfully address the Year 2000 issue.

Part II. OTHER INFORMATION

Item 2. Changes  in Securities and Use of Proceeds

1. In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the five directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 24,000 shares will be issued, in the aggregate, to the directors with respect to the three month period ended September 30, 1999.

2. On September 1, 1999 the Company issued 1,944,000 shares of Common Stock in conjunction with the merger of Secured Interactive Technologies, Inc. (See Acquisition of Secured).

3. In October 1999 the Company issued 95,500 shares of Common Stock to four individuals who provided short-term financing to the Company during the three month period ending September 30, 1999.

4. In October 1999 the Company issued 500,000 shares of Common Stock to three individual investors who participated in the Company's Private Placement Offering completed on September 15, 1999.

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

DATE:      November 12, 1999


BY:      /s/ Brett Sweezy
          -----------------------------------------------------------------
         Brett Sweezy, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:      November 12, 1999
          -----------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.


27  Financial Data Schedule