Form 10QSB
period 1999-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2000-02-14
CIK 1029738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

The number of shares outstanding of the registrant's common stock as of February 11, 2000 was 18,400,191

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

================================================================================

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

          Balance Sheets as of December 31, 1999 and June 30, 1999                        2

          Statements of Loss for the six month periods ended December 31, 1999
          and 1998 and the three month periods ended December 31, 1999 and 1998           4

          Statements of Cash Flows for the six month periods ended December 31,
          1999 and 1998                                                                   5

          Notes to consolidated financial statements                                      6

Item 2.   Management's Discussion and Analysis                                            8

PART II.          OTHER INFORMATION                                                      14

Item 2.           Changes in Securities and Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                               15

Exhibit Index                                                                            16


Part I.  FINANCIAL INFORMATION                     Lifestream Technologies, Inc.
Item 1.  Financial Statements                      Consolidated Balance Sheets

                                                          December 31,                June 30,
                                                                  1999                    1999
---------------------------------------------------------------------------------------------------
                                                           (Unaudited)              (Restated)
Assets

Current assets:
     Cash and cash equivalents                          $     23,592               $    81,734
     Accounts receivable                                      15,019                    27,829
     Inventories                                             185,570                   235,418
     Prepaid expenses                                         15,402                     2,132
---------------------------------------------------------------------------------------------------

Total current assets                                         239,583                   347,113
---------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                    366,840                   452,708
---------------------------------------------------------------------------------------------------

Other assets:
     Patent and license rights, net                        1,374,461                 1,436,724
     Note receivable, officer                                 21,699                    25,531
     Deferred financing costs                                      0                     8,181
     Other                                                     4,112                    34,291
---------------------------------------------------------------------------------------------------

Total other assets                                         1,400,272                 1,504,727
---------------------------------------------------------------------------------------------------

Total assets                                            $  2,006,695               $ 2,304,548
---------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                                   Consolidated Balance Sheets

                                                                     December 31,            June 30,
                                                                             1999                1999
---------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)          (Restated)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $    463,522         $   424,123
     Accrued wages and payroll taxes                                      135,282             122,125
     Interest payable and other liabilities                                 9,386              16,521
     Current maturities of note payable                                    36,330              36,330
     Current maturities of capital lease obligation                        36,094              39,650
     Convertible debt                                                           0             250,000
---------------------------------------------------------------------------------------------------------

Total current liabilities                                                 680,614             888,749

Capitalized lease obligation, less current maturities                      33,747              47,146
Notes payable, less current maturities                                     87,797             105,962
Contingent stock liability                                                774,000             867,000
---------------------------------------------------------------------------------------------------------

Total liabilities                                                       1,576,158           1,908,857
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
     Common stock                                                          15,617              14,132
     Additional paid-in capital                                        11,652,132          10,124,099
      Accumulated deficit                                             (11,237,212)         (9,742,540)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                430,537             395,691
---------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $  2,006,695         $ 2,304,548
---------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                                 Consolidated Statements of Loss

                                                                   Six Months Ended                       Three Months Ended
                                                                     December 31,                             December 31,
                                                             ------------------------------         ------------------------------
                                                                    1999             1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)      (Restated)        (Unaudited)         (Restated)
                                                                                  (Unaudited)                           (Unaudited)
Revenues                                                   $     81,055        $      9,610        $     31,079        $      9,610
Cost of products sold                                            71,924               6,167              30,452               6,167
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                      9,131               3,443                 627               3,443
-----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Depreciation and amortization                                151,043             155,359              72,336              75,122
   Professional services                                        135,318             287,699             104,373              76,201
   Research and product development                             172,327             307,017              77,400             224,382
   Sales and marketing                                          190,958             297,461              79,312              51,759
   General and administrative                                   521,105           1,386,063             280,590             900,683
-----------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                      1,170,751           2,433,599             614,011           1,328,147
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (1,161,620)         (2,430,156)           (613,384)         (1,324,704)

Other income (expense), net                                    (333,053)            (63,566)           (184,854)            (68,658)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                   $ (1,494,673)         (2,493,722)           (798,238)         (1,393,362)
===================================================================================================================================

Net loss per share - basic and diluted                     $      (0.11)       $      (0.21)        $     (0.05)       $      (0.11)
===================================================================================================================================

Weighted average number of shares
 outstanding                                                 14,134,616          11,756,680          15,147,651          12,792,000
===================================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                           Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                           ---------------------------------
                                                                                 1999               1998
------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)         (Restated)
                                                                                                (Unaudited)
Net cash used in operating activities                                        $  (801,309)       $(1,649,476)
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                           (2,829)          (170,492)
   Advance to officer                                                                  0            (15,209)
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                             (2,829)          (185,701)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Checks issued in excess of funds                                                    0             (9,775)
   Proceeds from issuance of convertible debt                                    540,000            225,000
   Proceeds from stock options exercised                                               0             14,495
   Proceeds from sale of common stock                                            735,000             94,899
   Payments on Capital Lease obligations                                          (9,004)            (8,093)
   Proceeds notes payable                                                              0               (453)
   Payments on notes payable                                                    (520,000)                 0
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        745,996            316,073
--------------------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                                       (58,142)        (1,519,104)

Cash and cash equivalents,
    Beginning of period                                                           81,734          1,611,448
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $    23,592        $    92,344
==============================================================================================================

Supplemental schedule of non-cash investing and
financing activities:
   Issuance of common stock in exchange for:
     Financing costs                                                         $   139,248        $   113,816
     Conversion of debt                                                      $   270,000        $         0
==============================================================================================================
                    See accompanying notes to consolidated financial statements


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

B.      Going Concern       The Company has incurred operating losses since
                            inception and at December 31, 1999, had incurred an unaudited year to date loss of $1,494,673. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                            Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to continue production and marketing of its products. As of February 11, 2000, the Company has successfully completed a $3,000,000 private placement offering whereby the Company sold its unregistered common stock to nine qualified investors. The receipt of these funds continues to meet the Company's anticipated short-term cash needs. Following completion of the $3,000,000 private placement, the Company intends to offer up to $3,000,000 in convertible debentures to obtain the funds necessary to finance the business until a sustaining product revenue stream can be developed. There can be no assurances that the Company will be successful in executing its plans.

C.      Private             The Company commenced a $2,000,000 private offering
        Placement           in October 1999. The terms of this offering
        Common Stock        consisted of 2,000,000 shares of the Company's
        Offering            common stock offered at $1.00 per share with
                            warrants to purchase 666,667 shares of the Company's common stock at $2.50 per share. On January 21, 2000 the Company increased this offering by $1,000,000 with additional warrants to purchase 333,333 shares of the Company's common stock at $2.50 per share. As of February 11, the Company has received $3,173,000 under the terms of this offering.

D.      Convertible Debt    As of fiscal year end June 30, 1999, the Company had
                            an outstanding advance from an investor, including interest, of $270,000. This advance was repaid in July 1999, with funds received pursuant to a short-term advance from an investor and significant shareholder of the Company. In connection with this advance, the Company issued 25,000 shares of its common stock to the lender. This short-term advance was then repaid during July 1999, with proceeds received from three separate convertible notes totaling $270,000. As consideration for these convertible notes, the Company issued the holders
                            54,000 shares of common stock, which was recorded at fair value as a financing cost during July 1999. On
                            December 15, 1999, the $270,000 debt was converted into 540,000 shares of the Company's common stock.
                            The Company recorded a $270,000 financing cost associated with this conversion as the conversion rate of $0.50 per share was below the fair value of the Company's common stock.





E.      Acquisition of      On September 1, 1999 the Company completed the
        Secured             acquisition of by Secured effectuating a merger
        Interactive         whereby the stockholders of Secured received one
        Technologies, Inc.  share of the Company's common stock for each share of Secured common stock owned by such stockholder.
                            The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System (patent pending), a suite of secure Internet medical software and information services for healthcare data management of Personal Medical Records.
                            Resulting from the acquisition of Secured, the consolidated financial statements for prior periods presented have been restated to effect a business combination of entities under common control, similar to a "pooling of interests". It is the Company's opinion that the operating loss sustained by Secured Interactive Technologies, Inc. prior to the merger is immaterial and therefore does not warrant separate presentation.

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

On October 5, 1998, Lifestream's cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the United States Food and Drug Administration ("FDA"). On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA") to the Lifestream cholesterol monitor. The CLIA waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA waiver is that it will allow Lifestream to market its product to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements. On December 20, 1999, Lifestream's PrivalinkTM software accessory, that combines a regulated medical device and patient information through the Internet using industry-standard Smart Cards and high level encryption, received marketing clearance from the FDA thereby allowing the Company to begin beta site testing of the PrivalinkTM system in the professional healthcare setting.

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

The Company has incurred operating losses since inception and as of December 31, 1999, Lifestream had an accumulated deficit of approximately $11,237,212. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Since January 1, 2000, the Company has raised approximately $2,725,000 with further financial commitments totaling $385,000. As of February 11, 2000, the Company has cash in the bank of approximately $1,960,000, which should meet the required short term anticipated financial requirements of the Company.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products.

During the six months ended December 31, 1999, the Company has obtained approximately $1,275,000 in debt and equity financing. If the Company is unable to obtain additional funding on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending December 31, 2000.

Results of Operations
---------------------

Revenues and Cost of Products Sold:

Revenues for the six months ended December 31, 1999 increased $71,445 to $81,055 as compared to $9,610 for the same period in 1998. For the three months ended December 31, 1999, revenues increased $21,469 to $31,079 from $9,610 in the same period in 1998 primarily because the Company emerged out of the development stage and has commenced operations beginning in March 1999. The Company commenced operations after receiving both FDA approval and CLIA waiver. The Company has discounted its product prices to its initial customers which has reduced revenues and contributed to the negligible gross margin. Cost of products sold includes direct labor, direct material and overhead. Due to the limited production for the period ended December 31, 1999, the Company has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale.

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased to $1,170,751 for the six months ended December 31, 1999 from $2,433,599 for the same six month period in 1998 and for the three months ended December 31, 1999 operating expenses decreased to $614,011 from $1,328,147 for the same three month period in 1998. The decrease of $1,262,848 for the six month period and $714,136 for the three month period was primarily due to the Company consolidating all company functions to the Post Falls facility and limiting operations in an effort to reduce overall expenses. Specifically, for the six months ending December 31, 1999 professional expenses decreased $152,381, sales and marketing decreased $106,503 and general and administrative expenses decreased $864,958. Additionally, the Company incurred initial costs in 1998 related to research and product development of the Lifestream professional-use cholesterol monitor not repeated in the same period of 1999, resulting in a decrease in research and development expenses of $134,690.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the six month period ended December 31, 1999, other expense, net was $(333,053) as compared to $(63,566) for the same period ending December 31, 1998. For the three month period ended December 31, 1999, other expense, net was $(184,854) as compared to $(68,658) for the same period in 1998. This increase of $116,196 in other expense was primarily attributable to an increase of financing costs associated with the Company's convertible debt.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $1,494,673 and $798,238, respectively, for the six and three month period ended December 31, 1999 and $2,493,722 and $1,393,362, respectively, for the six and three months ended December 31, 1998. This represents a decrease in the loss for the six month period of $999,049 and a decrease in the loss for the three month period of $595,124 for the same periods in 1998.

Financial Condition:

During the six months ended December 31, 1999, the Company used cash in operating activities of $801,309 as compared to $1,649,476 for the same period in 1998. This decrease of $848,167 was primarily due to the decrease in the net loss for the period. During the six months ended December 31, 1999, the Company raised cash in financing activities of $745,996 as compared to $316,073 for the same period in 1998. This increase of $429,923 was primarily due to the Company selling $735,000 of its common stock to qualified investors. As of December 31, 1999, the Company had a balance of $23,592 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

Uncertainty due to the year 2000 issue:

Like other companies, the Company could be adversely affected if the computer systems that the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. While the Company's project to assess and correct Year 2000 related events has been completed, and the Company has not experienced any significant Year 2000 related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

Part II. OTHER INFORMATION

Item 2. Changes  in Securities and Use of Proceeds

1. In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the five directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 50,000 shares will be issued, in the aggregate, to the directors with respect to the six month period ended December 31, 1999.

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

5. In December 1999, the Company issued 435,000 shares of Common Stock to three investors pursuant to the Company's $3,000,000 Private Placement Offering (Amended) commencing in October 1999.

6. On December 15, 1999 the Company issued 540,000 shares of Common Stock to three individuals who provided $270,000 in short-term financing to the Company in July 1999.

7. In December 1999, the Company issued 50,000 shares of Common Stock to two financial consultants and 10,030 shares of Common Stock to one partnership in exchange for rent on the Company's Post Falls facilities.

         The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuance of these shares.

Item 4.  Submission of Matters to a Vote of Security Holders

         On Tuesday, December 9, 1999 the Company held its annual meeting of stockholders. At the annual meeting, stockholders of the Company voted on (a) the election of two directors; and (b) the ratification of the appointment of the Company's independent auditors.

         The proxy tabulation results for the matters voted on at the annual meeting are as follows:

1.       Election of Directors/Nominees: Robert Boyle

         For: 5,807,097               Against: 300               Abstain: 21,625

      Election of Directors/Nominees: William Gridley

         For: 5,807,397               Against: 0                 Abstain: 21,625

2.       Proposal to ratify the appointment of independent auditors

         For: 5,799,789               Against: 24,253            Abstain: 4,980

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibit Index
b.       Reports of Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESTREAM TECHNOLOGIES, INC.
-----------------------------
        (Registrant)

BY:   /s/ Christopher Maus
      ------------------------------------------------------------------
      Christopher Maus, Chairman, President and  Chief Executive Officer

DATE: February 11, 2000
      ------------------------------------------------------------------

BY:   /s/ Brett Sweezy
      ------------------------------------------------------------------
      Brett Sweezy, Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)

DATE: February 11, 2000
      ------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.

27  Financial Data Schedule