Form 10QSB
period 2000-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2000-05-22
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of the registrant's common stock as of May 16, 2000 was 19,107,829.

Transitional Small Business Disclosure Format.  Yes [  ] No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

                  Balance Sheets as of March 31, 2000 and June 30, 1999                                 2

                  Statements of Loss for the nine month periods ended                                   4
                  March 31, 2000 and 1999 and the three month periods
                  ended March 31, 2000 and 1999

                  Statements of Cash Flows for the nine month periods ended
                  March 31, 2000 and 1999                                                               5

                  Notes to consolidated financial statements                                            6

Item 2.           Management's Discussion and Analysis                                                  9


PART II.          OTHER INFORMATION                                                                    15

Item 2.           Changes in Securities and Use of Proceeds
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                                             16

Exhibit Index                                                                                          17

                                       1





Part I.  FINANCIAL INFORMATION                                            Lifestream Technologies, Inc.
Item 1.  Financial Statements                                              Consolidated Balance Sheets


                                                                        March 31,              June 30,
                                                                             2000                  1999
----------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)            (Restated)
Assets

Current assets:
      Cash and cash equivalents                                        $1,729,008             $  81,734
      Accounts receivable                                                  22,705                27,829
      Inventories                                                         503,242               235,418
      Prepaid expenses                                                      1,135                 2,132
----------------------------------------------------------------------------------------------------------

Total current assets                                                    2,256,090               347,113
----------------------------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                                 406,147               452,708
----------------------------------------------------------------------------------------------------------

Other assets:
      Patent and license rights, net                                    1,343,288             1,436,724
      Note receivable, officer                                             20,831                25,531
      Deferred financing costs                                                  0                 8,181
      Other                                                                17,015                34,291
----------------------------------------------------------------------------------------------------------

Total other assets                                                      1,381,134             1,504,727
----------------------------------------------------------------------------------------------------------

Total assets                                                           $4,043,371           $ 2,304,548
----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.





                                                                            Lifestream Technologies, Inc.
                                                                             Consolidated Balance Sheets

                                                                           March 31,             June 30,
                                                                                2000                 1999
--------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)           (Restated)
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                     $ 198,347            $ 424,123
      Accrued wages and payroll taxes                                         84,796              122,125
      Interest payable and other liabilities                                   6,838               16,521
      Current maturities of note payable                                      36,330               36,330
      Current maturities of capital lease obligation                          35,932               39,650
      Convertible debt                                                             0              250,000
--------------------------------------------------------------------------------------------------------------

Total current liabilities                                                    362,243              888,749

Capitalized lease obligation, less current maturities                         26,871               47,146
Notes payable, less current maturities                                        78,714              105,962
Contingent stock liability                                                         0              867,000
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                            467,828            1,908,857
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
      Common stock                                                            19,074               14,132
      Additional paid-in capital                                          15,326,075           10,124,099
      Accumulated deficit                                                (11,769,606)          (9,742,540)
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                 3,575,543              395,691
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $4,043,371           $2,304,548
--------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                                                                                  Lifestream Technologies, Inc.
                                                                                Consolidated Statements of Loss



                                                        Nine Months Ended                  Three Months Ended
                                                            March 31,                           March 31,
                                                ----------------------------------   --------------------------------
                                                           2000              1999             2000              1999
-----------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited)        (Restated)      (Unaudited)        (Restated)
                                                                      (Unaudited)                        (Unaudited)
Revenues                                              $ 115,366         $  26,870         $ 34,311         $  17,260
Cost of products sold                                   119,090            26,444           47,166            20,277
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                             (3,724)              426          (12,855)           (3,017)
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses:
    Depreciation and amortization                       227,073           224,558           76,030            69,199
    Professional services                               576,498           316,006          441,180            28,307
    Research and product development                    358,118           426,460          185,791           119,443
    Sales and marketing                                 334,093           464,672          143,135           167,211
    General and administrative                          927,770         1,753,643          406,665           367,580
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                              2,423,552         3,185,339        1,252,801           751,740
-----------------------------------------------------------------------------------------------------------------------

Loss from operations                                 (2,427,276)       (3,184,913)      (1,265,656)         (754,757)

Other income (expense), net                             400,210          (131,170)         733,263           (67,604)
-----------------------------------------------------------------------------------------------------------------------

Net loss                                            $(2,027,066)     $ (3,316,083)       $(532,393)       $ (822,361)
-----------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                 $  (0.13)            (0.26)         $ (0.03)         $  (0.06)
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
    outstanding                                      15,401,059        12,507,000       17,957,124        13,155,000

-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                                                                     Lifestream Technologies, Inc.
                                                                 Consolidated Statements of Cash Flows

                                                                          Nine Months Ended
                                                                                   March 31,
                                                             -------------------------------------------
                                                                            2000                   1999
--------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)            (Restated)
                                                                                        (Unaudited)
Net cash used in operating activities                             $   (2,104,040)       $    (2,313,495)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures
                                                                        (132,911)              (171,782)
    Advance to related party
                                                                                                (71,314)
    Advance to officer                                                       867                (16,679)
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                   (132,044)              (259,775)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Checks issued in excess of funds                                           0                 (9,775)
    Proceeds from issuance of convertible debt                           540,000              1,225,000
    Proceeds from stock options exercised                                 30,482                 14,495
    Proceeds from sale of common stock                                 3,858,000                 94,899
    Payments on Capital Lease obligations                                (18,086)                (8,093)
    Net Proceeds from (borrowings on)
       notes payable                                                    (527,038)                23,702
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                              3,883,358              1,340,228
--------------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                             1,647,274             (1,233,042)

Cash and cash equivalents,
    Beginning of period                                                   81,734              1,611,448
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $  1,729,008           $    378,406
--------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash
investing and financing activities:
    Issuance of common stock in exchange for:
      Financing costs                                               $    428,748           $    298,314
      Conversion of debt                                            $    270,000           $          -
    Interest paid                                                   $     23,880           $        644
--------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements

                                                   Lifestream Technologies, Inc.
                                      Notes to Consolidated Financial Statements

A.      Basis of            In the opinion of management, the accompanying
        Presentation        unaudited consolidated balance sheets and related
                            interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses.
                            Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream
                            Technologies, Inc. Form 10-KSB Transition Report for the six month period ended June 30, 1999. As a result of the acquisition of Secured Interactive
                            Technologies, Inc. ("Secured") the consolidated financial statements for the prior periods presented have been restated to effect a business combination of entities under common control, similar to a "pooling of interests". See Acquisition of Secured.

B.      Going Concern       The Company has incurred operating losses since
                            inception and at March 31, 2000, has incurred an unaudited year to date loss of $2,027,066. In addition, the Company has limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                            Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to continue production and marketing of its products. In February, 2000, the Company successfully completed a $3,000,000 private placement offering whereby the Company sold its unregistered common stock to nine qualified investors. The receipt of these funds continues to meet the Company's anticipated short-term cash needs. On February 28, 2000 the Company commenced a private placement offering to qualified investors of $3,000,000 in convertible debentures to obtain the funds necessary to finance the business until a sustaining product revenue stream can be developed. As of May 10, 2000 the Company had raised $200,000 pursuant to the February 28, 2000 convertible debentures. There can be no assurances that the Company will be successful in completing this private placement or in executing its plans.

C.      Private Placement   The Company commenced a $2,000,000 private offering
        Common Stock        in October 1999. The terms of this offering
        Offering            consisted of 2,000,000 shares of the Company's
                            common stock offered at $1.00 per share with warrants to purchase 666,667 shares of the Company's common stock at $2.50 per share. On January 21, 2000 the Company increased this offering by $1,000,000 with additional warrants to purchase 333,333 shares of the Company's common stock at $2.50 per share.
                            The company closed this offering to further investments on February 22, 2000 after receiving
                            $3,558,000 under the terms of the October 1999 offering.

                            The Company commenced a $3,000,000 private offering on February 28, 2000. The terms of this offering consisted of $3,000,000 principal amount of convertible term notes and warrants to purchase 300,000 shares of the Company's common stock at $2.00 per share. The notes may be converted into shares of the Company's common stock at a conversion price of $7.50 per share. The two year term notes bear interest at 2% above the Prime Lending Rate. As of May 16, 2000 the Company has raised $200,000 under the terms of this offering.

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

F.      Contract Status     Roche Diagnostics, GmbH ("Roche") and Lifestream
        with Roche          recently entered into contract negotiations
        Diagnostics,        concerning the License and Supply Agreement (the
        GmbH                "Agreement") dated October 1, 1997. Roche initiated
                            the contract discussions in response to the Company not meeting the required minimum quantities of Cholesterol Test Strips and Test Instrument Modules as prescribed in the original Agreement. As of May
                            21, 2000 a revised Agreement has not been executed, however both companies, in principle, have agreed upon the terms of a revised License and Supply
                            Agreement. There can be no assurances that a revised
                            License and Supply Agreement will be completed.

G.      Inventories         Inventories consist of supplies, component parts,
                            cholesterol test strips and assembled devices.
                            Inventories are stated at lower of cost (first-in, first-out method) or market. At March 31, 2000, inventories consist of the following;

                            Raw materials                     $ 164,000
                            Work-in-progress                    315,488
                            Finished Goods                       23,754
                                                              ---------

                            Total inventories                 $ 503,242
                                                              =========

H.      Common Stock        During 1999, in order to induce conversion, the
        Guarantee           Company guaranteed each converting noteholder that
                            the per share value of their shares would be at least $3.50 per share on the one year anniversary date of their conversion or the Company would issue additional shares to achieve that value. As a result of the share value guarantee and based upon the market price of the Company's common stock of $0.98 per share on June 30, 1999, the Company recorded an estimated contingent stock liability of $867,000 and recorded a corresponding financing expense. The
                            Company has recalculated this liability at the end of each quarter and recorded the corresponding change to financing expense. As of the end of the third quarter, the Company has completely reversed the $867,000 contingent stock liability as the Company's common stock closed at $5 per share on March 31, 2000.

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

On October 5, 1998, Lifestream's cholesterol instrument was granted marketing clearance as a professional-use, point-of-care in vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples by the United States Food and Drug Administration ("FDA"). On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA") to the Lifestream cholesterol monitor. The CLIA waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA waiver is that it will allow Lifestream to market its product to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements. On December 20, 1999, Lifestream's PrivalinkTM software accessory that combines a regulated medical device and patient information through the Internet using industry-standard Smart Cards and high level encryption, received marketing clearance from the FDA thereby allowing the Company to begin beta site testing of the PrivalinkTM system in the professional healthcare setting.

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

Once the PrivalinkTM system is fully developed, a healthcare professional will be able to access Lifestream's secured Intranet. Using this program, the healthcare professional will be able to merge the patient information with the latest health research to create a "Personal Health Evaluation Program" for each patient. This personalized program will be able to be printed and reviewed with the patient by the healthcare professional and continually updated to provide a state-of-the-art tool to monitor a patient's health and encourage behavioral change

During the next six months, the Company plans to introduce a consumer over-the-counter (OTC) product for personal monitoring of cholesterol-lowering programs. To this end, the Company completed a three month clinical trial for the Company's consumer instrument system, testing over 400 participants from a wide range of population types using three widely separate testing sites in the USA. After compiling the clinical data, the Company submitted, on February 21, 2000, to the US Food and Drug Administration (FDA) it's 510[k] Pre-Market Notification for the consumer over-the-counter (the "OTC") cholesterol monitoring system. The Company's consumer cholesterol monitor will be an instrument-based, quantitative consumer use system, specifically designed for total cholesterol level monitoring. The consumer monitor will use a Smart Card for test result storage, allowing the meter to display dated test results and deliver an average of the patients last six results. Additionally, the Smart Card test data can be used in the Company's PrivalinkTM Internet system by the healthcare professional.

The Company has incurred operating losses since inception and as of March 31, 2000, Lifestream had an accumulated deficit of approximately $11,769,606. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Since January 1, 2000, the Company has raised approximately $3,300,000 with further financial commitments totaling $200,000. As of May 10, 2000, the Company has cash in the bank of approximately $1,525,000, which should meet the anticipated financial requirements of the Company for the next four to six month period.

The development and marketing of medical devices and related products is capital intensive. The Company has funded operations to date through private equity and debt financing arrangements. The Company has utilized these funds to develop products, establish marketing and sales operations and support initial production of the Company's products.

During the nine months ended March 31, 2000, the Company has obtained approximately $4,575,000 in debt and equity financing. If the Company is unable to obtain additional funding on a timely basis, there would be substantial doubt about the Company's ability to continue as a going concern. Additionally, substantial funding from third parties will also need to be raised in order to successfully manufacture, market and distribute the Company's products over the course of the twelve-month period ending March 31, 2001.

Results of Operations
---------------------

Revenues and Cost of Products Sold:

Revenues for the nine months ended March 31, 2000 increased $88,496 to $115,366 as compared to $26,870 for the same period in 1999. For the three months ended March 31, 2000, revenues increased $17,051 to $34,311 from $17,260 in the same period in 1999 primarily because the Company emerged out of the development stage and commenced operations beginning in March 1999. The Company commenced operations after receiving both FDA approval and CLIA waiver. The Company has discounted its product prices to its initial customers which has reduced revenues and contributed to the negligible gross margin. Cost of products sold includes direct labor, direct material and overhead. Due to the limited production for the period ended March 31, 2000, the Company has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale.

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased to $2,423,552 for the nine months ended March 31, 2000 from $3,185,339 for the same nine month period in 1999 and for the three months ended March 31, 2000 operating expenses increased to $1,252,801 from $751,740 for the same three month period in 1999. The decrease of $761,787 for the nine month period was primarily due to the Company consolidating all company functions to the Post Falls facility and limiting operations in an effort to reduce overall expenses. The increase of $501,061 for the three month period was primarily due to the Company ramping up operations due to the recent completion of the $3,000,000 private placement offering. Specifically, for the nine months ending March 31, 2000 professional expenses increased $260,492, sales and marketing decreased $130,579 and general and administrative expenses decreased $825,873. Additionally, the Company incurred initial costs in 1999 related to research and product development of the Lifestream professional-use cholesterol monitor not repeated in the same period of 2000, resulting in a decrease in research and development expenses of $68,342.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the nine month period ended March 31, 2000, other expense, net was $400,210 as compared to $(131,170) for the same period ending March 31, 1999. For the three month period ended March 31, 2000, other expense, net was $733,263 as compared to $(67,604) for the same period in 1999. This increase of $531,380 in other income (expense) was primarily attributable to an accounting adjustment as the Company was able to reverse a contingent stock liability of $867,000 associated with the Company's stock guarantee issued in 1999, see Note H, "Common Stock Guarantee", in the notes to consolidated financial statements.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $2,027,066 and $532,393, respectively, for the nine and three month period ended March 31, 2000 and $3,316,083 and $822,361, respectively, for the nine and three months ended March 31, 1999. This represents a decrease in the loss for the nine month period of $1,289,017 and a decrease in the loss for the three month period of $289,968 for the same periods in 1999.

Financial Condition:

During the nine months ended March 31, 2000, the Company used cash in operating activities of $2,104,040 as compared to $2,313,495 for the same period in 1999. This decrease of $209,455 was primarily due to the decrease in the net loss for the period. During the six months ended December 31, 1999, the Company raised cash in financing activities of $3,883,358 as compared to $1,340,228 for the same period in 1999. This increase of $2,543,130 was primarily due to the Company selling $3,558,000 of its common stock to qualified investors. The Company partially used these proceeds to retire approximately $318,000 of accounts payable and other current liabilities and to increase inventory by $317,672 to $503,242 at March 31, 2000 from $185,570 at December 31, 1999. As of
March 31, 2000, the Company had a balance of $1,729,008 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities. As of May 16, 2000 the Company has raised an additional $200,000 under the terms of February 28, 2000 private offering and has firm commitments of nearly $250,000.

Part II. OTHER INFORMATION

Item 2. Changes  in Securities and Use of Proceeds

1. In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the four directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 74,000 shares will be issued, in the aggregate, to the directors with respect to the nine month period ended March 31, 2000.

2. In February 2000, the Company issued 3,340,000 shares of Common Stock to twelve investors pursuant to the Company's $3,000,000 Private Placement Offering (Amended) commencing in October 1999.

3. In January 2000, the Company issued 50,000 shares of Common Stock to Gruntal, LLC, the Company's investment banker, per the January 2000 agreement. The Company issued 5,000 shares of Common Stock to an individual in connection with the Common Stock issued to Gruntal, LLC.

4. From January 1, 2000 through March 31, 2000, 38,737 options were exercised by five individuals at prices ranging from $.20 to $1.25 per share.


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


LIFESTREAM TECHNOLOGIES, INC.
-----------------------------
       (Registrant)



BY:      /s/ Chistopher Maus
         -------------------
         Christopher Maus, Chairman, President and  Chief Executive Officer

DATE:    May 22, 2000
         ------------


BY:      /s/ Brett Sweezy
         ----------------
         Brett Sweezy, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:    May 22, 2000
         ------------

                                  EXHIBIT INDEX





Exhibit No.       Description
-----------       -----------


27                Financial Data Schedule