Form 10QSB/A
period 1999-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2000-09-28
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                  FORM 10-QSB/A

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

                                                 FORM 10-QSB/A

                                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                     INDEX
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements (Restated)

                    Balance Sheets as of September 30, 1999 and June 30, 1999                           3 - 4

                    Statements of Loss for the three month periods ended
                    September 30, 1999 and 1998                                                         5

                    Statements of Cash Flows for the three month periods ended
                    September 30, 1999 and 1998                                                         6

                    Notes to consolidated financial statements                                          7

Item 2.           Management's Discussion and Analysis                                                 10


PART II.          OTHER INFORMATION                                                                    15

Item 2.           Changes in Securities and Use of Proceeds
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                                             16

Exhibit Index                                                                                          17




Part I.  FINANCIAL INFORMATION                                              Lifestream Technologies, Inc.
Item 1.  Financial Statements
                                                                              Consolidated Balance Sheets
                                                                                               (Restated)

                                                                          September 30,         June 30,
                                                                               1999               1999
---------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                             $    113,615      $     81,656
     Accounts receivable                                                         32,280            27,829
     Inventories                                                                210,041           235,418
     Prepaid expenses                                                             2,132             2,132
                                                                           ------------      ------------

Total current assets                                                            358,068           347,035
                                                                           ------------      ------------

Equipment and leasehold improvements, net                                       408,003           412,033
                                                                           ------------      ------------

Other assets:

     Patent and license rights, net                                           1,405,633         1,436,724
     Note receivable, related company                                               -             416,372
     Note receivable, officer                                                    25,917            25,531
     Purchased software technology, net                                       2,141,843               -
     Deferred financing costs                                                       -               8,181
     Other                                                                       21,050            34,291
                                                                           ------------      ------------

Total other assets                                                            3,594,443         1,921,099
                                                                           ------------      ------------

Total assets                                                               $  4,360,514      $  2,680,167
                                                                           ============      ============











          See accompanying notes to consolidated financial statements




                                                                            Lifestream Technologies, Inc.

                                                                              Consolidated Balance Sheets
                                                                                               (Restated)

                                                                           September 30,       June 30,
                                                                               1999              1999
---------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $    430,409      $    416,666
     Accrued wages and payroll taxes                                            125,131           122,125
     Interest payable                                                                 0            16,521
     Current maturities of note payable                                          36,330            36,330
     Current maturities of capital lease obligation                              43,079            17,830
     Convertible debt                                                           270,000           250,000
                                                                           ------------      ------------

Total current liabilities                                                       904,949           859,472

Capitalized lease obligation, less current maturities                            39,100            47,146
Notes payable, less current maturities                                           96,878           105,962
Contingent stock liability                                                      860,000           867,000
                                                                           ------------      ------------

Total liabilities                                                             1,900,927         1,879,580
                                                                           ------------      ------------

Commitments and Contingencies

Stockholders' equity:
     Common stock                                                                14,706            12,188
     Additional paid-in capital                                              12,945,051         9,780,003
     Accumulated deficit                                                    (10,500,170)       (8,991,604)
                                                                           ------------      ------------

Total stockholders' equity                                                    2,459,587           800,587
                                                                           ------------      ------------

Total liabilities and stockholders' equity                                 $  4,360,514      $  2,680,167
                                                                           ============      ============







          See accompanying notes to consolidated financial statements.



                                              Lifestream Technologies, Inc.

                                            Consolidated Statements of Loss
                                                                 (Restated)

                                                   Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                  1999            1998
---------------------------------------------------------------------------
                                              (Unaudited)       (Unaudited)

Revenues                                     $     49,976      $        -
Cost of products sold                              41,472               -
                                             ------------      ------------

Gross profit                                        8,504               -
                                             ------------      ------------

Operating expenses:
   Depreciation and amortization                  139,902            77,295
   Professional services                           30,945           209,063
   Research and product development                94,927            18,486
   Sales, marketing and public relations          111,646           160,925
   General and administrative                     240,515           605,106
                                             ------------      ------------

Total operating expenses                          617,935         1,070,875
                                             ------------      ------------

Loss from operations                             (609,431)       (1,070,875)

Other income (expense), net                      (148,199)            7,658
                                             ------------      ------------

Net loss                                     $   (757,630)     $ (1,063,217)
                                             ============      ============

Net loss per share - basic and diluted       $      (0.06)     $      (0.10)
                                             ============      ============

Weighted average number of shares
   outstanding                                 13,218,223        10,848,000
                                             ============      ============



          See accompanying notes to consolidated financial statements.


                                                   Lifestream Technologies, Inc.

                                           Consolidated Statements of Cash Flows
                                                                      (Restated)

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1999             1998
--------------------------------------------------------------------------------
                                                     (Unaudited)      (Unaudited)


Net cash used in operating activities               $  (430,287)     $  (831,578)
                                                    -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                  (2,829)         (87,870)
   Cash in business acquired                                 78              -
   Advance to officer                                      (386)             -
                                                    -----------      -----------

Net cash used in investing activities                    (3,137)         (87,870)
                                                    -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt           540,000              -
   Proceeds from stock options exercised                    -             14,454
   Proceeds from sale of common stock                   450,000              -
   Payments on notes payable                           (524,617)          (7,226)
                                                    -----------      -----------

Net cash provided by financing activities               465,383            7,228
                                                    -----------      -----------

Net increase  in cash and cash equivalents               31,959         (912,220)

Cash and cash equivalents,
    Beginning of period                                  81,656        1,601,277
                                                    -----------      -----------

Cash and cash equivalents, end of period            $   113,615      $   689,057
                                                    ===========      ===========

Supplemental schedule of non-cash investing and

   Issuance of common stock in exchange for:

     Business acquired                              $ 1,798,142$             -

     Financing costs                                $   139,228$             -

      Interest paid                            $            -        $     1,000
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                      Notes to Consolidated Financial Statements

A.      Basis of            In the opinion of management, the accompanying
        Presentation        unaudited consolidated balance sheets and related
                            interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses.
                            Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form
                            10-QSB/A should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream Technologies, Inc. Form 10-KSB Transition Report for the six month period ended June 30, 1999. The results of operations from Secured Interactive Technologies,
                            Inc. ("Secured") have been included in the consolidated financial results of the Company for the three months ended September 30, 1999. See
                            Acquisition of Secured.

B.      Going Concern       The Company has incurred operating losses since
                            inception and at September 30, 1999 had incurred an unaudited first quarter loss of $757,630. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

E.      Acquisition of      On  September  1, 1999 the Company completed the
        Secured             acquisition of Secured by effectuating a purchase
        Interactive         transaction whereby the stockholders of Secured
        Technologies, Inc.  received one share of the Company's common stock for each share of Secured common stock owned by such stockholder. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System (patent pending), a suite of secure Internet medical software and information services for healthcare data management of Personal
                            Medical Records. Resulting from the acquisition of Secured, the Company recognized an intangible asset of $2,203,038 for the purchased software technology, which is being amortized to expense over a period of three years. Total consideration paid to acquire
                            Secured was $1,798,142 and is based on the value of the common stock of the Company.

                            The following unaudited pro forma consolidated results of operations are presented as if the Secured acquisition had been made as of the beginning of each period presented. The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the expected future results of the combined operations.

                                                            Three Months         Three Months
                                                                   Ended                Ended
                                                           September 30,        September 30,
                                                                    2000                 1999
                                                          ---------------      ---------------
                            Net loss                    $        (880,022)   $      (1,359,430)
                            Net loss per share          $           (0.07)               (0.11)

F.      Restatement of      The  acquisition of Secured had previously been
        Quarterly Results   reported in the Company's fiscal 2000 interim
                            financial statements as a combination of entities under common control in a manner similar to a pooling of interests. During the fourth quarter of fiscal 2000, it was determined the acquisition should be accounted for as a purchase transaction.
                            Therefore, the financial information for the prior periods have been restated to reflect the change in accounting treatment and the impact of this change on previously reported amounts for the current fiscal years interim financial statements is as follows:


                                                                                  Three Months
                                                                                         Ended
                                                                                 September 30,
                                                                                          1999
                                                                                ---------------
                            As previously reported:
                            Net loss                                           $     (696,435)
                            Net loss per share                                 $        (0.05)

                            As revised:
                            Net loss                                           $     (757,630)
                            Net loss per share                                 $        (0.06)

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

General
-------

Lifestream Technologies, Inc. (the "Company" or "Lifestream"), is a Nevada corporation, reorganized on February 11, 1994 and has as its current address 510 Clearwater Loop, Suite 101, Post Falls, ID 83854. The Company currently operates through its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. ("Lifestream Diagnostic") and Secured Interactive Technologies, Inc. (See Acquisition of Secured Interactive Technologies, Inc.). On July 2, 1999 the Company changed its fiscal year end from December 31 to June 30, beginning with and effective for the transition period for the six months ended June 30, 1999. As a result of the acquisition of Secured, the consolidated financial statements for the three months ended September 30, 1999 include the results of operations of Secured.

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

The Company has incurred operating losses since inception and as of September 30, 1999, Lifestream had an accumulated deficit of approximately $10,500,000. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased to $617,935 for the three month period ended September 30, 1999 from $1,070,875 for the three months ended September 30, 1998. The decrease of $452,940 was primarily due to a decrease in professional expenses of $178,118, sales, marketing and public relations of $49,279 and general and administrative expenses of $364,591 as the Company has consolidated all company functions to the Post Falls facility in an effort to reduce operating expenses. In addition, the Company incurred initial costs in 1998 related to market research and product development of the Lifestream professional-use cholesterol monitor not repeated in the same period of 1999.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the three month period ended September 30, 1999, other expense, net was $(148,199) as compared to $7,658 for the same period ending September 30, 1998. This increase of $155,857 in other expense was primarily attributable to the increase in convertible debt for which interest and financing costs were accrued.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $757,630 for the three month period ended September 30, 1999 and $1,063,217 for the three months ended September 30, 1998. This represents a decrease in the loss for the same period of $305,587.

Financial Condition:

During the three months ended September 30, 1999, the Company used cash in operating activities of $430,287 as compared to $831,578 for the same period in 1998. This decrease of $401,291 was primarily due to the decrease in the net loss for the period. For the first three months of the fiscal year 2000, the Company raised $990,000 from the sale of convertible debt and shares of the Company's common stock. The Company used $524,617 of the funds raised to pay off certain outstanding notes payable. As of September 30, 1999, the Company had a balance of $113,615 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

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

2. On September 1, 1999 the Company issued 1,944,000 shares of Common Stock in conjunction with the merger of Secured Interactive Technologies, Inc. (See Acquisition of Secured Interactive Technologies, Inc.).

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

DATE:      September 28, 2000
         ------------------------------------------------------------------

BY:      /s/ Brett Sweezy
         ------------------------------------------------------------------
         Brett Sweezy, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:      September 28, 2000
         ------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.


27  Financial Data Schedule