Form 10QSB/A
period 1999-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2000-09-28
CIK 1029738

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




                                         LIFESTREAM TECHNOLOGIES, INC.

                                                 FORM 10-QSB/A

                                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                                                     INDEX
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements (Restated)

                    Balance Sheets as of December 31, 1999 and June 30, 1999                            3 - 4

                    Statements of Loss for the six month periods ended                                  5
                    December 31, 1999 and 1998 and the three month periods
                    ended December 31, 1999 and 1998

                    Statements of Cash Flows for the six month periods ended
                    December 31, 1999 and 1998                                                          6

                    Notes to consolidated financial statements                                          7

Item 2.           Management's Discussion and Analysis                                                 10


PART II.          OTHER INFORMATION                                                                    15

Item 2.           Changes in Securities and Use of Proceeds
Item 4.           Submission of Matters to a Vote of Security Holders
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                                             17

Exhibit Index                                                                                          18





Part I.  FINANCIAL INFORMATION                                                     Lifestream Technologies, Inc.
Item 1.  Financial Statements                                                        Consolidated Balance Sheets
                                                                                                      (Restated)

                                                                                 December 31,        June 30,
                                                                                    1999               1999
----------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                                   $     23,592      $     81,656
     Accounts receivable                                                               15,019            27,829
     Inventories                                                                      185,570           235,418
     Prepaid expenses                                                                  15,402             2,132
                                                                                 ------------      ------------

Total current assets                                                                  239,583           347,035
                                                                                 ------------      ------------

Equipment and leasehold improvements, net                                             366,840           412,033
                                                                                 ------------      ------------

Other assets:
     Patent and license rights, net                                                 1,374,461         1,436,724
     Note receivable, officer                                                          21,699            25,531
     Note receivable, related company                                                     -             416,372
     Purchased software technology, net                                             1,958,256               -
     Deferred financing costs                                                             -               8,181
     Other                                                                              4,112            34,291
                                                                                 ------------      ------------

Total other assets                                                                  3,358,528         1,921,099
                                                                                 ------------      ------------

Total assets                                                                     $  3,964,951      $  2,680,167
                                                                                 ============      ============












           See accompanying notes to consolidated financial statements




                                                                                 Lifestream Technologies, Inc.
                                                                                   Consolidated Balance Sheets

                                                                                                     (Restated)

                                                                                 December 31,         June 30,
                                                                                    1999               1999
---------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                            $    463,522      $    416,666
     Accrued wages and payroll taxes                                                  135,282           122,125
     Interest payable and other liabilities                                             9,386            16,521
     Current maturities of note payable                                                36,330            36,330
     Current maturities of capital lease obligation                                    36,094            17,830
     Convertible debt                                                                     -             250,000
                                                                                 ------------      ------------

Total current liabilities                                                             680,614           859,472
Capitalized lease obligation, less current maturities                                  33,747            47,146
Notes payable, less current maturities                                                 87,797           105,962
Contingent stock liability                                                            774,000           867,000
                                                                                 ------------      ------------

Total liabilities                                                                   1,576,158         1,879,580
                                                                                 ------------      ------------

Commitments and Contingencies

Stockholders' equity:
     Common stock                                                                      15,617            12,188
     Additional paid-in capital                                                    13,104,235         9,780,003
     Accumulated deficit                                                          (10,731,059)       (8,991,604)
                                                                                 ------------      ------------

Total stockholders' equity                                                          2,388,793           800,587
                                                                                 ------------      ------------

Total liabilities and stockholders' equity                                       $  3,964,951      $  2,680,167
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



                                                                                Lifestream Technologies, Inc.
                                                                              Consolidated Statements of Loss
                                                                                                   (Restated)

                                                   Six Months Ended                 Three Months Ended
                                                     December 31,                      December 31,
                                          -------------------------------    --------------------------------
                                                1999              1998              1999             1998
-------------------------------------------------------------------------------------------------------------
                                            (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

Revenues                                   $     81,055      $      9,610      $     31,079      $      9,610
Cost of products sold                            71,924             6,167            30,452             6,167
                                           ------------      ------------      ------------      ------------

Gross profit                                      9,131             3,443               627             3,443
                                           ------------      ------------      ------------      ------------

Operating Expenses:
   Depreciation and amortization                395,827           151,817           255,924            69,050
   Professional services                        135,318           267,599           104,373            62,536
   Research and product development             172,327           126,767            77,400           108,312
   Sales and marketing                          190,956           297,461            79,312            51,759
   General and administrative                   521,105         1,208,858           280,590           729,402
                                           ------------      ------------      ------------      ------------

Total operating expenses                      1,415,533         2,052,502           797,599         1,021,059
                                           ------------      ------------      ------------      ------------

Loss from operations                         (1,406,402)       (2,049,059)         (796,972)       (1,017,616)

Other income (expense), net                    (333,053)          (63,566)         (184,854)           84,976
                                           ------------      ------------      ------------      ------------

Net loss                                   $ (1,739,455)     $ (2,112,625)     $   (981,826)     $   (932,640)
                                           ============      ============      ============      ============

Net loss per share - basic and diluted     $      (0.13)     $      (0.22)     $      (0.06)     $      (0.09)
                                           ============      ============      ============      ============

Weighted average number of shares
outstanding                                  13,486,616         9,812,680        15,147,651        10,848,000
                                           ============      ============      ============      ============







          See accompanying notes to consolidated financial statements.



                                                   Lifestream Technologies, Inc.
                                           Consolidated Statements of Cash Flows
                                                                      (Restated)

                                                           Six Months Ended
                                                              December 31,
                                                    ----------------------------
                                                         1999            1998
--------------------------------------------------------------------------------
                                                     (Unaudited)      (Unaudited)

Net cash used in operating activities               $  (801,309)     $(1,418,235)
                                                    -----------      -----------

Cash flows from investing activities:

   Capital expenditures                                  (2,829)        (168,561)
   Advance to related party company                         -           (239,098)
   Cash in business acquired                                 78              -
   Advance to officer                                       -            (15,209)
                                                    -----------      -----------

Net cash used in investing activities                    (2,751)        (422,868)
                                                    -----------      -----------

Cash flows from financing activities:

   Checks issued in excess of funds                         -             (9,775)
   Proceeds from issuance of convertible debt           540,000          225,000
   Proceeds from stock options exercised                    -             14,455
   Proceeds from sale of common stock                   735,000           94,899
   Payments on Capital Lease obligations                 (9,004)          (2,520)
   Proceeds notes payable                                   -               (453)
   Payments on notes payable                           (520,000)             -
                                                    -----------      -----------

Net cash provided by financing activities               745,996          321,606
                                                    -----------      -----------

Net increase  in cash and cash equivalents              (58,064)      (1,519,497)

Cash and cash equivalents,
    Beginning of period                                  81,656        1,611,052
                                                    -----------      -----------

Cash and cash equivalents, end of period            $    23,592      $    91,555
                                                    ===========      ===========

Supplemental schedule of non-cash investing and

   Issuance of common stock in exchange for:
     Financing costs                                $   139,248      $   113,816
     Conversion of debt                             $   270,000      $         0
     Business acquired                              $ 1,798,142      $         0
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                      Notes to Consolidated Financial Statements

A.      Basis of            In the opinion of management, the accompanying
        Presentation        unaudited consolidated balance sheets and related
                            interim consolidated statements of loss and cash flowsinclude all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses.
                            Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's
                            Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream Technologies, Inc. Form 10-KSB
                            Transition Report for the six month period ended
                            June 30, 1999. The results of operations from Secured Interactive Technologies, Inc. ("Secured") have been reflected in the consolidated results of the Company for both the three and six month periods ended December 31, 1999.

B.      Going Concern       The Company has incurred operating losses since
                            inception and at December 31, 1999, had incurred an unaudited year to date loss of $1,739,455. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

C.      Private Placement   The Company commenced a $2,000,000 private offering
        Common Stock        in October 1999. The terms of this offering
        Offering            consisted of 2,000,000 shares of the Company's
                            common stock offered at $1.00 per share with warrants to purchase 666,667 shares of theCompany's common stock at $2.50 per share. On
                            January 21, 2000 the Company increased this offering by $1,000,000 with additional warrants to purchase 333,333 shares of the Company's common stock at $2.50 per share. As of February 11, the Company has received $3,173,000 under the terms of this offering.

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


E.      Acquisition of      On  September 1, 1999 the Company completed the
        Secured             acquisition of Secured by effectuating a purchase
        Interactive         transaction whereby the stockholders of  Secured
        Technologies, Inc.  received one share of the Company's common stock for each share of Secured common stock owned by such stockholder. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System (patent pending), a suite of secure Internet medical software and information services for healthcare data management of Personal Medical
                            Records. Resulting from the acquisition of Secured, the Company recognized an intangible asset of $2,203,038 for the purchased software technology, which is being amortized to expense over a period of three years. Total consideration paid to acquire secured was $1,798,142 and is based on the value of the common stock issued to acquire the Company. It is the Company's opinion that the operating loss sustained by Secured
                            Interactive Technologies, Inc. prior to the merger is immaterial and therefore does not warrant separate presentation.

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

                                                              Six Months           Six Months
                                                                   Ended                Ended
                                                            December 31,         December 31,
                                                                    1999                 1998
                                                           --------------     ----------------

                            Net loss                     $     (1,861,847)    $     (2,729,801)
                            Net loss per share           $          (0.14)               (0.23)

F.      Restatement of      The  acquisition  of Secured had previously been
        Quarterly Results   reported in the Company's fiscal 2000 interim
                            financial statements as a combination of entities under common control in a manner similar to a pooling of interests. During the fourth quarter of fiscal 2000, it was determined that the acquisition should be accounted for as a purchase.
                            Therefore, the financial information for the prior periods have been restated to reflect the change in accounting treatment and the impact of this change on previously reported amounts for the current fiscal years interim financial statements is as follows:


                                                                       Six             Three
                                                                    Months            Months
                                                                     Ended             Ended
                                                              December 31,      December 31,
                                                                      1999              1999
                                                             --------------    --------------
                            As previously reported:
                            Net Loss                       $    (1,494,673)  $     (798,238)
                            Net Loss Per Share             $         (0.11)           (0.05)

                            As revised:
                            Net Loss                       $    (1,739,455)  $     (981,826)
                            Net Loss Per Share             $         (0.13)  $        (0.06)



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

The Company has incurred operating losses since inception and as of December 31, 1999, Lifestream had an accumulated deficit of approximately $10,731,059. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Since January 1, 2000, the Company has raised approximately $2,725,000 with further financial commitments totaling $385,000. As of February 11, 2000, the Company has cash in the bank of approximately $1,960,000, which should meet the required short term anticipated financial requirements of the Company.

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

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased to $1,415,533 for the six months ended December 31, 1999 from $2,052,502 for the same six month period in 1998 and for the three months ended December 31, 1999 operating expenses decreased to $797,599 from $1,021,059 for the same three month period in 1998. The decrease of $636,969 for the six month period and $223,460 for the three month period was primarily due to the Company consolidating all company functions to the Post Falls facility and limiting operations in an effort to reduce overall expenses. Specifically, for the six months ending December 31, 1999 professional expenses decreased $132,281, sales and marketing decreased $106,505 and general and administrative expenses decreased $687,753. Additionally, the Company incurred initial costs in 1999 related to research and product development of the Lifestream professional-use cholesterol monitor not repeated in the same period of 1998, resulting in an increase in research and development expenses of $45,560.

Other Expenses and Income:

Other expenses and income includes those costs incurred relative to interest earned, interest paid, financing costs, and for other miscellaneous non-operating matters. For the six month period ended December 31, 1999, other expense, net was $(333,053) as compared to $(63,566) for the same period ending December 31, 1998. For the three month period ended December 31, 1999, other expense, net was $(184,854) as compared to $84,976 for the same period in 1998. This increase of $269,830 in other expense was primarily attributable to an increase of financing costs associated with the Company's convertible debt.

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $1,739,455 and $981,826, respectively, for the six and three month period ended December 31, 1999 and $2,112,625 and $932,640, respectively, for the six and three months ended December 31, 1998. This represents a decrease in the loss for the six month period of $373,170 and an increase in the loss for the three month period of $49,186 for the same periods in 1998.

Financial Condition:

During the six months ended December 31, 1999, the Company used cash in operating activities of $801,309 as compared to $1,418,235 for the same period in 1998. This decrease of $616,926 was primarily due to the decrease in the net loss for the period. During the six months ended December 31, 1999, the Company raised cash in financing activities of $745,996 as compared to $321,606 for the same period in 1998. This increase of $424,390 was primarily due to the Company selling $735,000 of its common stock to qualified investors. As of December 31, 1999, the Company had a balance of $23,592 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities.

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