Form 10QSB/A
period 2000-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2000-09-28
CIK 1029738

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

                          LIFESTREAM TECHNOLOGIES, INC.

                                  FORM 10-QSB/A

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements (Restated)

                    Balance Sheets as of March 31, 2000 and June 30, 1999                               3

                    Statements of Loss for the nine month periods ended                                 5
                    March 31, 2000 and 1999 and the three month periods
                    ended March 31, 2000 and 1999

                    Statements of Cash Flows for the nine month periods
                    ended March 31, 2000 and 1999                                                       6

                    Notes to consolidated financial statements                                          7

Item 2.           Management's Discussion and Analysis                                                 11


PART II.          OTHER INFORMATION                                                                    15

Item 2.           Changes in Securities and Use of Proceeds
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                                             16

Exhibit Index                                                                                          17




Part I.  FINANCIAL INFORMATION                        Lifestream Technologies, Inc.
Item 1.  Financial Statements                           Consolidated Balance Sheets
                                                                         (Restated)

                                                            March 31,      June 30,
                                                              2000           1999
-----------------------------------------------------------------------------------
                                                          (Unaudited)
Assets

Current assets:
      Cash and cash equivalents                           $1,729,008     $   81,656
      Accounts receivable                                     22,705         27,829
      Inventories                                            503,242        235,418
      Prepaid expenses                                         1,135          2,132
                                                          ----------     ----------

Total current assets                                       2,256,090        347,035
                                                          ----------     ----------

Equipment and leasehold improvements, net                    406,147        412,033
                                                          ----------     ----------

Other assets:
      Patent and license rights, net                       1,343,288      1,436,724
      Note receivable, officer                                20,831         25,531
      Note receivable, related company                          --          416,372
      Purchased software technology, net                   1,774,670           --
      Deferred financing costs                                  --            8,181
      Other                                                   17,015         34,291
                                                          ----------     ----------

Total other assets                                         3,155,804      1,921,099
                                                          ----------     ----------

Total assets                                              $5,818,041     $2,680,167
                                                          ==========     ==========





          See accompanying notes to consolidated financial statements.


                                                           Lifestream Technologies, Inc.
                                                             Consolidated Balance Sheets
                                                                              (Restated)

                                                              March 31,        June 30,
                                                                2000              1999
----------------------------------------------------------------------------------------
                                                                         (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                    $    198,347      $    416,666
      Accrued wages and payroll taxes                           84,796           122,125
      Interest payable and other liabilities                     6,838            16,521
      Current maturities of note payable                        36,330            36,330
      Current maturities of capital lease obligation            35,932            17,830
      Convertible debt                                              --           250,000
                                                          ------------      ------------

Total current liabilities                                      362,243           859,472

Capitalized lease obligation, less current maturities           26,871            47,146
Notes payable, less current maturities                          78,714           105,962
Contingent stock liability                                          --           867,000
                                                          ------------      ------------

Total liabilities                                              467,828         1,879,580
                                                          ------------      ------------

Commitments and Contingencies

Stockholders' equity:
      Common stock                                              19,074            12,188
      Additional paid-in capital                            17,529,113         9,780,003
      Accumulated deficit                                  (12,197,974)       (8,991,604)
                                                          ------------      ------------

Total stockholders' equity                                   5,350,213           800,587
                                                          ------------      ------------

Total liabilities and stockholders' equity                $  5,818,041      $  2,680,167
                                                          ============      ============










          See accompanying notes to consolidated financial statements.


                                                                                Lifestream Technologies, Inc.
                                                                              Consolidated Statements of Loss
                                                                                                   (Restated)

                                                   Nine Months Ended                Three Months Ended
                                                        March 31,                         March 31,
                                           ------------------------------      ------------------------------
                                                 2000             1999             2000              1999
-------------------------------------------------------------------------------------------------------------
                                            (Unaudited)       (Unaudtied)      (Unaudited)       (Unaudited)

Revenues                                   $    115,366      $     26,870      $     34,311      $     17,260
Cost of products sold                           119,090            26,444            47,166            20,277
                                           ------------      ------------      ------------      ------------

Gross profit                                     (3,724)              426           (12,855)           (3,017)
                                           ------------      ------------      ------------      ------------

Operating Expenses:
    Depreciation and amortization               655,441           221,016           259,616            69,199
    Professional services                       576,498           295,906           441,180            28,307
    Research and product development            358,118           246,210           185,791           119,443
    Sales and marketing                         334,093           464,672           143,135           167,211
    General and administrative                  927,770         1,576,438           406,665           367,580
                                           ------------      ------------      ------------      ------------

Total operating expenses                      2,851,920         2,804,242         1,436,387           751,740
                                           ------------      ------------      ------------      ------------

Loss from operations                         (2,855,644)       (2,803,816)       (1,449,242)         (754,757)

Other income (expense), net                     400,210          (131,170)          733,263           (67,604)
                                           ------------      ------------      ------------      ------------

Net loss                                   $ (2,455,434)     $ (2,934,986)     $   (715,979)     $   (822,361)
                                           ============      ============      ============      ============

Net loss per share - basic and diluted     $      (0.16)            (0.26)     $      (0.04)     $      (0.07)
                                           ============      ============      ============      ============

Weighted average number of shares
    outstanding                              15,401,059        11,178,973        17,957,124        11,211,000
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



                                                   Lifestream Technologies, Inc.
                                           Consolidated Statements of Cash Flows
                                                                      (Restated)

                                                         Nine Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       2000             1999
--------------------------------------------------------------------------------
                                                    (Unaud           (Unaudited)


Net cash used in operating activities              $(2,104,040)     $(2,035,284)
                                                   -----------      -----------

Cash flows from investing activities:

    Capital expenditures                           $  (132,911)        (171,782)
    Advance to related party                                --         (310,730)
    Cash in business acquired                               78               --
    Advance to officer                                     867          (28,937)
                                                   -----------      -----------

Net cash used in investing activities                 (131,966)        (511,449)
                                                   -----------      -----------

Cash flows from financing activities:

    Proceeds from issuance of convertible debt         540,000        1,225,000
    Proceeds from stock options exercised               30,482           14,495
    Proceeds from sale of common stock               3,858,000           94,899
    Payments on capital lease obligations              (18,086)            (755)
    Payments on notes payable                         (527,038)         (10,566)
                                                   -----------      -----------

Net cash provided by financing activities            3,883,358        1,323,073
                                                   -----------      -----------

Net increase  in cash and cash equivalents           1,647,352       (1,223,660)

Cash and cash equivalents,
    Beginning of period                                 81,656        1,601,227
                                                   -----------      -----------

Cash and cash equivalents, end of period           $ 1,729,008      $   377,567
                                                   ===========      ===========
Supplemental schedule of non-cash
investing and financing activities:

    Issuance of common stock in exchange for:

      Financing costs                              $   428,748      $   298,314
      Business acquired                            $ 1,798,142               --
      Conversion of debt                           $   270,000               --
      Reduction of accrued interest                $        --      $    20,590

    Interest paid                                  $    23,880      $       644
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                                                   Lifestream Technologies, Inc.
                                      Notes to Consolidated Financial Statements

A.      Basis of            In the opinion of management, the accompanying
        Presentation        unaudited consolidated balance sheets and related

                            interim consolidated statements of loss and cash flows include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. Examples include provisions for returns and bad debt and the length of product life cycles and intangible asset's lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB/A should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Lifestream Technologies, Inc. Form 10-KSB Transition Report for the six month period ended June 30, 1999. The results of operations from Secured Interactive Technologies, Inc. ("Secured") have been included in the consolidated financial results of the Company for the three and nine months ended March 31, 2000.

B.      Going Concern       The Company has incurred operating losses since

                            inception and at March 31, has incurred an unaudited year to date loss of $2,455,434. In addition, the Company has limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

E.      Acquisition of      On September 1, 1999 the Company completed the
        Secured             acquisition of Secured by effectuating a purchase
        Interatctive        transaction whereby the stockholders of Secured
        Technologies,       received one share of the Company's common stock
        Inc.                for each share of Secured common stock owned by
                            such stockholder. The Company issued a total of 1,944,000 shares of common stock to the stockholders of Secured. Secured is the developer of the PrivalinkTM System (patent pending), a suite of secure Internet medical software and information services for healthcare data management of Personal Medical Records. Resulting from the acquisition of Secured, the Company recognized an intangible asset of $2,203,038 for the purchased software technology, which is being amortized to expense over a period of three years.
                            Total consideration paid to acquire Secured was $1,798,142 and is based on the value of the common stock of the Company.

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

                                                               Nine Months       Nine Months
                                                                     Ended             Ended
                                                                 March 31,         March 31,
                                                                      2000              1999
                                                             --------------    --------------

                            Net loss                       $     (2,577,826)  $    (3,804,351)
                            Net loss per share             $          (0.17)            (0.29)

F.      Contract            Roche  Diagnostics, GmbH ("Roche") and Lifestream
        Status with         recently entered into contract negotiations
        Roche               concerning the License and Supply Agreement (the
        Diagnostics,        "Agreement") dated October 1, 1997. Roche
        GmbH                initiated the contract discussions in response to
                            the Company not meeting the required minimum quantities of Cholesterol Test Strips and Test
                            Instrument Modules as prescribed in the original
                            Agreement. As of May 21, 2000 a revised Agreement has not been executed, however both companies, in principle, have agreed upon the terms of a revised
                            License and Supply Agreement. There can be no assurances that a revised License and Supply
                            Agreement will be completed.

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
                                                             =========

H.      Common Stock        During  1999,  in order to  induce  conversion,
        Guarantee           the Company guaranteed each converting noteholder
                            that the per share value of their shares would be at least $3.50 per share on the one year anniversary date of their conversion or the Company would issue additional shares to achieve that value. As a result of the share value guarantee and based upon the market price of the Company's common stock of $0.98 per share on June
                            30, 1999, the Company recorded an estimated contingent stock liability of $867,000 and recorded a corresponding financing expense. The
                            Company has recalculated this liability at the end of each quarter and recorded the corresponding change to financing expense. As of the end of the third quarter, the Company has completely reversed the $867,000 contingent stock liability as the Company's common stock closed at $5 per share on March 31, 2000.

I.      Restatement of      The acquisition of Secured had previously been
        of Quarterly        reported in the Company's fiscal 2000 interim
        Results             financial statements as a combination of entities
                            under common control in a manner similar to a pooling of interests. During the fourth quarter of fiscal 2000, it was determined that the acquisition should be accounted for as a purchase transaction. Therefore, the financial information for the prior periods have been restated to reflect the change in accounting treatment and the impact of this change on previously reported amounts for the current fiscal years interim financial statements is as follows:

                                                                     Nine            Three
                                                                   Months           Months
                                                                    Ended            Ended
                                                                March 31,        March 31,
                                                                     1999             1999
                                                              ------------     ------------
                          As previously reported:
                          Net Loss                         $   (2,027,066 )  $    (532,393 )
                          Net Loss Per Share               $        (0.13 )          (0.03 )

                          As revised:
                          Net Loss                         $   (2,455,434 )  $    (715,979 )
                          Net Loss Per Share               $        (0.16 )  $       (0.04 )

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

The Company has incurred operating losses since inception and as of March 31, 2000, Lifestream had an accumulated deficit of approximately $12,197,974. The ability of the Company to continue as a going concern and achieve profitability is highly dependent upon numerous factors including, but not limited to: the Company's ability to raise additional funds; successfully manufacture, market and distribute the Lifestream cholesterol monitor; successfully complete the continuing regulatory approval process; and provide a reliable product at a cost efficient price. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 1999 consolidated financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. Since January 1, 2000, the Company has raised approximately $3,300,000 with further financial commitments totaling $200,000. As of May 10, 2000, the Company has cash in the bank of approximately $1,525,000, which should meet the anticipated financial requirements of the Company for the next four to six month period.

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

Operating Expenses:

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased to $2,851,920 for the nine months ended March 31, 2000 from $2,804,242 for the same nine month period in 1999 and for the three months ended March 31, 2000 operating expenses increased to $1,436,387 from $751,740 for the same three month period in 1999. The increase of $47,678 for the nine month period was primarily due to the Company consolidating all company functions to the Post Falls facility and limiting operations in an effort to reduce overall expenses offset by amortization of the purchased software technology. The increase of $684,647 for the three month period was primarily due to the Company ramping up operations due to the recent completion of the $3,000,000 private placement offering. Specifically, for the nine months ending March 31, 2000 professional expenses increased $280,592, sales and marketing decreased $130,579 and general and administrative expenses decreased $648,668.

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

Net Loss:

Primarily as a result of the foregoing factors, the Company's net loss was $2,455,434 and $715,979, respectively, for the nine and three month period ended March 31, 2000 and $2,934,986 and $822,361, respectively, for the nine and three months ended March 31, 1999. This represents a decrease in the loss for the nine month period of $479,552 and a decrease in the loss for the three month period of $106,382 for the same periods in 1999.

Financial Condition:

During the nine months ended March 31, 2000, the Company used cash in operating activities of $2,104,040 as compared to $2,035,284 for the same period in 1999. This increase of $68,756 was primarily due to the decrease in the net loss for the period. During the six months ended December 31, 1999, the Company raised cash in financing activities of $3,883,358 as compared to $1,323,073 for the same period in 1999. This increase of $2,543,130 was primarily due to the Company selling $3,858,000 of its common stock to qualified investors. The Company partially used these proceeds to retire approximately $318,000 of accounts payable and other current liabilities and to increase inventory by $317,672 to $503,242 at March 31, 2000 from $185,570 at December 31, 1999. As of
March 31, 2000, the Company had a balance of $1,729,008 in cash and cash equivalents. The Company has historically financed its operations through funds raised through the offering of its common stock and issuance of debt securities. As of May 16, 2000 the Company has raised an additional $200,000 under the terms of February 28, 2000 private offering and has firm commitments of nearly $250,000.

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

DATE:             September 28, 2000
         -----------------------------------------------------------------


BY:      /s/ Brett Sweezy
         -----------------------------------------------------------------
         Brett Sweezy, Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

DATE:             September 28, 2000
         -----------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.


27  Financial Data Schedule