Form 10KSB40
period 2000-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2000-09-28
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-29058

                  NEVADA                                      82-0487965
         ---------------------------                       -------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854

                    (Address of principal executive offices)

                                 (208) 457-9409

              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year was $141,262.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $48,467,851 as of September 22, 2000, based upon the closing price of $3.77 on the Over-The-Counter Bulletin Board Market. As of September 22, 2000, 19,424,086 shares of the registrant's $.001 par value common stock were outstanding. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business disclosure format.   Yes [   ]  No [X]





                          LIFESTREAM TECHNOLOGIES, INC.

      ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2000



                                     PART I

Item 1.  Business                                                                        4
Item 2.  Properties                                                                     14
Item 3.  Legal Proceedings                                                              14
Item 4.  Submission of Matters to a Vote of Security Holders                            14

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters                       15
Item 6.  Management's Discussion and Analysis or Plan of Operation                      16
Item 7.  Consolidated Financial Statements                                              26
Item 8.  Change in and Disagreements with Accountants or Accounting
             and Financial Disclosures                                                  26

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                           27
Item 10. Executive Compensation                                                         27
Item 11. Security Ownership of Certain Beneficial Owners and Management                 27
Item 12. Certain Relationships and Related Transactions                                 27
Item 13. Exhibits and Reports on Form 8-K                                               27

Signatures                                                                              28

Exhibit Index

                                     PART I

ITEM 1.  OUR BUSINESS

This Annual Report on Form 10-KSB, including the information incorporated by reference herein, includes certain forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our current business strategies, objectives and plans that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations, identifying, recruiting and retaining highly qualified personnel, consumer receptivity and preferences, availability, affordability and coverage terms of private and public medical insurance, political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed in "Item 1 - Business," "Item 6 - Management's Discussion and Analysis," and elsewhere in this Form 10-KSB.

On July 2, 1999, we changed our fiscal year-end from December 31st to June 30th, beginning with and effective for the six-month transition period ended June 30, 1999. Accordingly, the accompanying consolidated financial statements are presented as of June 30, 2000 and June 30, 1999, and for the fiscal year ended June 30, 2000, six-month periods ended June 30, 1999 and June 30, 1998 (unaudited), and fiscal year ended December 31, 1998. We were considered a development-stage company under United States generally accepted accounting principles through December 31, 1998. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Company Overview

We are a healthcare information technology company primarily focused on developing and marketing secure, Internet-based medical solutions through the use of proprietary smart card-enabled medical diagnostic devices. Our current diagnostic product line consists of two easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for facility-use by professional medical service providers and one specifically designed for at home use by at-risk cholesterol patients and health conscious consumers. Both monitors share certain core technological capabilities, primarily being the ability to measure total cholesterol levels in the blood with proven clinical laboratory accuracy in approximately three minutes and the ability to cumulatively store the resulting cholesterol test results on an integrated smart card. Using a complimentary feature unique to our professional-use monitor, the medical professional operator can additionally input via the monitor's keypad fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Heart Disease Epidemiological Study ("Framingham Study") and determine the cardiac condition of the patient.

Both of our monitors have also been developed to ultimately take advantage of our proprietary Internet technology, Privalink TM, which currently is in beta testing. Once fully developed and available, our Privalink TM system will allow for the cholesterol test results and any other patient medical data stored on the smart card to be encryptically downloaded via the Internet to a secured website we currently have under construction. This value-added capability will allow both patients and their authorized medical providers to use the Internet to conveniently retrieve this stored medical data, along with related scientific literature, thereby promoting effective communication and coordination between physician, pharmacist and patient. Although there can be no assurance of such, we currently anticipate that our Privalink TM system will become available, on a user fee or subscription basis, beginning in the second quarter of calendar 2001.

In its recent "2000 Heart and Stroke Statistical Update", the American Heart Association ("AHA") estimates that approximately 40 million American adults have "high" total blood cholesterol levels (240 and higher milligrams per deciliter) and approximately 60 million other Americans have "borderline-high" cholesterol levels (200 - 239 milligrams per deciliter). The AHA, as well as the Framingham Study, have identified elevated blood cholesterol as a primary contributor to coronary heart disease ("CHD"), the single largest killer of American males and females, as well as other forms of cardiovascular disease. Of the estimated 600,000 CHD-related deaths in the United States ("U.S.") during 1997, the AHA estimates that about 225,000 died without ever being hospitalized and, in 50% of the men and 63% of the women who died suddenly of CHD, there were no previous symptoms of CHD. The AHA also sights CHD as the leading cause of premature, permanent disability in the U.S. labor force, accounting for 19% of disability allowances by the Social Security Administration. The AHA also estimates that CHD prevention and treatment costs alone exceed $100 billion annually with more than 750,000 new patients entering a cholesterol-lowering drug therapy programs each month.

Because of the recognized medical importance of managing cholesterol and preventing CHD, the National Cholesterol Education Program ("NCEP") was formed to educate consumers and professionals about the importance of knowing an individual's cholesterol level and to establish guidelines for the detection, evaluation and treatment of high cholesterol in adults. To detect cholesterol risk and aid in therapy compliance, the NCEP recommends a whole blood total cholesterol test at least once every five years, and if cholesterol levels are categorized as high, every three months.

Medical professionals have traditionally been the only source for cholesterol testing and such testing has typically been performed with a bench top analyzer requiring a considerable sample of whole blood and generally taking 24 to 48 hours to produce results. Although some bench top analyzers have more recently evolved to utilize dry chemistry strip technology, such as that utilized in our monitors, thereby eliminating the previously required and critical segregation of red blood cells from serum/plasma for an accurate result, they continue to require relatively large amounts of whole blood in precise measurements and generally require a minimum of five minutes, excluding the time required for blood drawing and centrifugation, to produce results. Additionally, as the cost of a single bench top analyzer can approach $2,000, the resulting patient test costs can also be a deterrent to routine cholesterol monitoring.

Accordingly, our efforts to date primarily have focused on meeting what we perceive to be a continuing widespread need in the professional and consumer markets for a more affordable, timely and convenient means of accurately testing for blood cholesterol levels. We believe that our professional-use and over-the-counter, consumer-use cholesterol monitors meet this widespread need, providing easier to operate, more cost-effective and faster results-producing alternatives to traditional bench top analyzers for use in routine cholesterol testing, monitoring and treatment programs. We believe that the potential societal benefits of our monitors will be earlier detection of high cholesterol levels by at-risk individuals, more timely interventions by medical professionals, more actively engaged and informed patients, and ultimately, reductions in cholesterol-related disabilities and deaths.

Both our professional-use and over-the-counter, consumer use cholesterol monitors have received market clearances from the U.S. Food and Drug Administration ("FDA") and meet all NCEP guidelines for precision. Both monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Either monitor can be easily and discreetly carried in a medical bag, purse or briefcase. To perform a cholesterol test on either monitor, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood on a dry chemistry strip, which has been previously inserted into an opening at the optical head of the monitor. The multi-layered strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the monitor's integrated photometry system and converted electronically to a quantitative digital read-out that is displayed within three minutes on an integrated easy-to-read, liquid crystal display ("LCD") screen. Ongoing test results may be stored on an integrated, encryption-based smart card thereby maintaining a complete history of test results. We believe that there are no other hand-held, quantitative cholesterol monitoring systems that are easier to use, more accurate and quicker in obtaining results. Our professional-use cholesterol monitor has been available since March 1999 and currently has a suggested retail price of $299.95. With our July 25, 2000 receipt of market clearance from the FDA, we currently plan to widely introduce our over-the-counter, consumer-use cholesterol monitor with a suggested retail price of $129.95 in the first quarter of calendar 2001, coinciding with the AHA's "Heart Month" in February 2001.

Our overriding corporate objective is to ultimately establish our proprietary cholesterol monitors and complimentary Privalink TM system as the consumer standard of care for personal health and wellness and the medical industry standard for virtual patient record storage and retrieval. We plan to achieve our objective by:

         >> Achieving and maintaining market leadership through innovative product introductions and extensions

         >> Leveraging what we believe to be our superior technological capabilities

         >> Accelerating our penetration of targeted markets through key strategic marketing alliances

         >> Aggressively targeting the consumer channel with the introduction of our FDA-approved, Over-The-Counter, Consumer-Use Cholesterol Monitor

         >> Obtaining and promoting independent third party endorsements by leading healthcare authorities

         >> Developing and introducing other proprietary, Internet-enabled medical diagnostic devices to allow consumers to better manage their health

         >> Positioning our products as the preferred tools for personal health management of chronic diseases


Our History

Our predecessor, Lifestream Development Partners ("LDP") was organized in 1989 by three investors as a general partnership for the purpose of developing cholesterol-monitoring devices. Its efforts primarily were directed at conducting product chemistry research and development, purchasing production and distribution rights to certain technology and engaging in various pre-production and pre-marketing programs. On June 1, 1992, the principals of LDP organized Lifestream Diagnostics, Inc. ("Lifestream Diagnostics") as a Nevada corporation. On August 7, 1992, LDP transferred its net assets, primarily consisting of purchased patent rights to dry strip chemistry, to Lifestream Diagnostics in exchange for 3,327,000 common shares.

On February 11, 1994, Lifestream Diagnostics completed a plan of legal reorganization to become a public company whereby Lifestream Diagnostics executed an exchange agreement with Utah Coal & Chemical ("UTCC"), a Nevada corporation, pursuant to which Lifestream Diagnostics became a subsidiary corporation of UTCC. Concurrent with this reorganization, UTCC changed its name to our current name, Lifestream Technologies, Inc, and our common shares began trading on the Over-The-Counter Bulletin Board Market under the ticker symbol "LFST".

On June 1, 1996, we acquired an initial 20% ownership interest in Secured Interactive Technologies, Inc. ("SITI") with whom we had previously established a development alliance to jointly create and promote Privalink(TM). On September 1, 1999, we acquired the remaining 80% ownership interest in SITI by effectuating a merger whereby each outstanding common share of SITI was exchanged for one newly issued share of our common stock.

We currently operate through our two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and SITI. All of our operations are consolidated at 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854.

Our Current Products

OUR PROFESSIONAL-USE CHOLESTEROL MONITOR. Our professional-use cholesterol monitor has a suggested retail price of $299.95. The monitor is compact, portable and lightweight having dimensions of only 6.5" x 4.5" x 2" with an approximate weight of one pound. The monitor has an integrated "user friendly" keypad that is used to turn it on and to recalibrate it by use of a code unique to each batch of chemistry strips. Using a feature unique to our professional-use monitor, the medical professional operator can additionally input via the keypad fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Study and determine the cardiac condition of the patient.

OUR OVER-THE-COUNTER, CONSUMER-USE CHOLESTEROL MONITOR. On July 25, 2000, we received FDA market clearance for our over-the-counter, consumer-use cholesterol monitor. As such, we are now proceeding with its introduction to the retail consumer market, which is currently planned for the first quarter of calendar 2001. The monitor will have a suggested retail price of $129.95 and a pack of six disposable, dry chemistry test strips will have a suggested retail price of $19.95. The monitor is compact, lightweight and portable having dimensions of only 6.75" x 5.0" x 2.0" with an approximate weight of one pound. It has the same cholesterol measuring capabilities as our professional-use monitor but will not include the complimentary cardiac risk calculator.

Each of our cholesterol monitors is warranted for a period of one year from defects of materials and workmanship.

Our Current Major Customers

Carepoint Group and Bergen Brunswig accounted for 12.69% and 8.38%, respectively, of our consolidated net sales for the fiscal year ended June 30, 2000. We believe that these two modest revenue concentrations are merely a consequence of our overall limited sales to date and not the result of any conscious marketing effort by us.

Our Current Product Development Efforts

OUR PRIVALINK TM, SMART CARD-ENABLED, SOFTWARE TECHNOLOGY. We perceive five basic information flow requirements common to the treatment of patients by physicians:

         >>       diagnostic testing

         >>       patient diagnosis

         >>       prognosis

         >>       specific recommendation

         >>       medical recording

We believe that a major issue currently facing the healthcare industry is the functional integration of these information flow requirements with the advanced communication technologies (e.g., smart cards, the Internet, etc.) commonly being utilized by many other industries. The logistics of many primary physician practices currently require disruptive, off-site and time-consuming laboratory tests often taking up to 48 hours for delivery of results. The consequence of such is that the primary physician is temporarily removed from the information flow thereby delaying the physician's making of specific and meaningful patient recommendations at the time of the initial office visit.

Our proposed technological solution to the aforementioned problem is based on two assumptions that we believe to be reasonable:

         >> the Internet will ultimately become the preeminent communications platform for transferring, storing and retrieving medical records and information, and

         >> encrypted, integrated circuit ("IC") smart cards will become commonly used as Internet security access keys and medical identification cards.

As such, we perceive an emerging demand for smart card-enabled, point-of-care diagnostic instruments throughout the medical industry. So as to optimally position ourselves to meet this anticipated demand, we proactively incorporated smart card-enabling technologies into the planning, development and marketing of our cholesterol monitors. We believe that our Privalink(TM) system, currently planned for release during the second quarter of calendar 2001, will enable users of our cholesterol monitors, as well as users of other future smart card-enabled medical diagnostic devices, to easily and securely download test results and other patient medical data to the proprietary web site we currently have under construction. Storing this data on our secured web site will allow for convenient subsequent retrieval, along with related scientific literature, by patients and their authorized medical providers. As such, we believe that our value-added PrivalinkTM system will help fulfill and expedite these five basic information flow requirements by linking patients, physicians, pharmacists, and scientific literature.

Our Current and Anticipated Research and Product Development Expenditures

During the fiscal year ended June 30, 2000, the transitional six month period ended June 30, 1999 and fiscal year ended December 31, 1998, we incurred directly related research and product development expenses of $118,972, $28,922 and $304,432, respectively. It should be noted that our other operating expense categories for the above periods also reflect significant costs indirectly related to our research and product development efforts. We anticipate that we will continue to incur significant direct and indirect costs in connection with our research and product development for the foreseeable future.

Our Current Patents and Trademarks

We currently have one U.S. patent, granted August 4, 1992, that covers the invention of the direct measurement of HDL cholesterol with dry chemistry strips. In September 1999, we submitted U.S. and European Community patent applications related to the utility and product design of our Privalink(TM) software and business model. We also have numerous other U.S. and European Community patent submissions under review for various other technological applications, none of which we consider critical to our future success. The above U.S. patent will expire seventeen years from grant date unless an extension is applied for and granted. There can be no assurances that any of our other pending patent submissions will be approved.

On June 1, 2000, we filed suit against Polymer Technology Systems, Inc. ("Polymer") in the United States District Court for the District of Idaho (Coeur d'Alene Division) asserting that Polymer is infringing upon our U.S. Patent No. 5,135,716 which covers the invention of the direct measurement of HDL cholesterol with dry chemistry strips. We seek the removal of the infringing product from the market as well as damages, interest, costs and attorney fees.

We currently have the following U.S. trademarks: Lifestream Technologies TM; Lifestream TM; Cholestron TM; Privalink TM; Personal Data Key TM; Personal Document Key TM; Personal Financial Key TM; Personal Health Key TM; The Data Concern TM; and Know It For Life TM. We also have pending U.S. trademark submissions for our Lifestream Technologies and logo design and our Privalink and logo design, the latter of which has been objected to by a European firm.

Our Product Assembly Operations

We currently perform the final assembly of our cholesterol monitor products at our Post Falls, Idaho location. Our assembly processes are designed to conform with Good Manufacturing Guidelines ("GMP") standard operating procedures and factory work instructions as well as an ISO-9001 based quality system. We believe that our current assembly facility provides sufficient productive capacity for the foreseeable future although expansion or outsourcing may be necessitated by any rapid escalation in the demand for our products.

Our Strategic Vendor Relationships

ROCHE DIAGNOSTICS AND LRE TECHNOLOGY PARTNER. In November 1997, we entered into a five-year contract with Roche Diagnostics ("Roche") whereby Roche exclusively licenses, manufactures and supplies the diagnostic modules, dry chemistry test strips and calibration keys required for our cholesterol monitors. Roche currently manufactures the dry chemistry test strips and calibration keys at its facility in Mannheim, Germany. LRE Technology Partner ("LRE"), on Roche's behalf, manufactures the diagnostic modules at its facility in Munich, Germany. LRE is part of Leach Medical, which owns United Medical Manufacturing, which in turn supports certain Roche requirements in the U.S. Although our current focus is on assembling and marketing our cholesterol monitors, our agreement with Roche provides us with the option to pursue development and commercialization of our own proprietary chemistry should future capability enhancements to our monitors include HDL cholesterol, triglycerides or glucose testing requiring chemistry different from that used in the Roche licensed and manufactured test strips. We have recently entered into discussions with Roche aimed at revising certain provisions of the above contract as well as extending its term. There can be no assurance that a revised and extended contract will be obtained.

We currently conduct a final quality assurance inspection of all out-sourced components at our production facility in Post Falls, Idaho. We currently are not materially dependent upon any other vendors as all other product components are sourced and readily available from a number of vendors.

Marketing and Distribution

The markets we are currently primarily targeting for our professional-use cholesterol monitor are domestic pharmacies and wellness centers that offer convenient on-site cholesterol testing to their customers, health maintenance organizations ("HMOs"), distribution companies that sell medical devices and pharmaceutical companies that sell cholesterol-lowering drugs. According to Frost & Sullivan, an international marketing, consulting and research firm, there are an estimated 200,000 pharmacists in the U.S. alone, working in more than 52,000 pharmacies located in independent and chain drug stores, grocery supermarkets and other retail establishments. Pharmacists are playing an increasingly key role in the growth of the diagnostic testing market by utilizing the pharmacy environment as a health screening site and increasingly positioning the pharmacy as a primary location for purchasing home diagnostic equipment. Also, due to thinning margins being realized on pharmaceutical sales due to competitive pressures, the latest trend among pharmacies has been the creation of wellness centers that provide certain disease screening and monitoring, as well as consumer education. To this end, we have entered in to a number of non-exclusive supply and distribution agreements with D&K Healthcare Resources, Inc., Bergen Brunswick, Inc., Carepoint Group and National Distribution and Contracting, Inc.

We currently are planning to commence limited retail distribution of our FDA-cleared over-the-counter, consumer-use cholesterol monitor beginning in the fourth quarter of calendar 2000 with significant escalation planned for the first quarter of calendar 2001. We intend to sell into high profile retailers, including direct mail catalogers and department stores, in order to benefit from the umbrella of advertising support these channels can provide us. We anticipate that the majority of our consumer-use cholesterol monitors ultimately will be sold through high volume, multiple location drug chains, mass merchants, specialty retailers and retailers with a pharmacy venue currently scripting lipid lowering drugs.

The markets we are currently primarily targeting for our Privalink(TM) technology are manufacturers, distributors and high-volume users of medical diagnostic devices. Our current efforts are primarily directed at educating these firms on the benefits of adding smart card and Privalink(TM) technology to their diagnostic instruments. Through this effort, we hope to establish our smart card and Privalink(TM) technology as the industry standard for patient data storage and retrieval as well as patient education

Our Governmental Regulatory Environment

Our current focus on developing and marketing diagnostic medical devices subjects us to the oversight of the FDA in the U.S. and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacture, distribution and promotion of "medical devices" in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our cholesterol monitors, are considered a subcategory of "medical devices." The same regulations apply to home diagnostic devices as apply to professional diagnostic devices.

There are two primary routes by which to bring a medical device to market in the
U.S: the Premarket Approval Application ("PMA") and the Premarket Notification ("510(k) Notification"). The PMA requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding that a device is safe and effective for its designated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that the device is substantially equivalent to an approved device already in commercial distribution. Generally, the clearance process can require extended periods of testing, both prior to and after submissions to the FDA. FDA review of submissions by a company can entail significant amounts of time and money. There can be no assurance that the FDA or any similar governmental regulatory agency abroad will grant market clearance for any particular medical device.

The FDA uses a classification system, i.e., Class I, II or III, to determine the level of regulation a product will require and the approval process that applies to the device. The classification system is based on the "potential risk to the user" with Class III being "high risk," Class II being "moderate risk" and Class I being "low risk." Because all new products to the marketplace after 1976 are automatically classified as Class III devices (unless they have been reclassified) in any 510(k) Notification, the applicant must, among other things, demonstrate that the product to be marketed is "substantially equivalent" to another legally marketed device in performance, design, safety and intended use to avoid the more rigorous approval process associated with Class III devices.

The FDA also requires the integration of their quality system into any facility it registers as a "medical device facility". The quality system requirement ("QSR") encompasses product development ("GDP") and manufacturing, customer service, incident reporting and labeling control ("GMP"). Our assembly facility is registered with the FDA and operates under the quality provisions of the FDA as well as under those of the ISO-9001 quality system.

On April 13, 1998, upon completing clinical studies of our professional-use cholesterol monitor, we filed 510(k) Notification claiming substantial equivalence to Boehringer Mannheim's Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution. On October 5, 1998, we received the FDA's order of "substantial equivalence" and market clearance of our professional-use cholesterol monitor as a point-of-care, in-vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples.

On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted our professional-use cholesterol monitor a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA"). A CLIA-waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA-waiver was that it allowed us to market our professional-use cholesterol monitor to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

On June 7, 1999, we submitted 510(k) Notification for our PrivalinkTM software accessory, which allows a regulated medical device with an integrated smart card containing patient data to be encryptically linked via the Internet to a secured web-site. On December 20, 1999, we received the FDA's market clearance allowing us to proceed with beta site testing of the PrivalinkTM system in professional healthcare settings.

On February 21, 2000, upon completing clinical studies, we submitted 510(k) Notification for our over-the-counter, consumer-use cholesterol monitor. On July 25, 2000, we received the FDA's market clearance.

On March 6, 2000, the American Medical Association ("AMA") granted a revision to their Conventional Procedural Code ("CPT") to include a total cholesterol finger stick test, regardless of the instrument type or sample collection. This revision was granted on the basis of our submission proving widespread use and medical utility to the AMA's CPT Editorial Panel. As a result, a total cholesterol test performed with one of our cholesterol monitors is now cleared for public and private health plan reimbursements under the CPT coding system.

Our primary focus for the foreseeable future will be on the development and marketing of other medical devices that require no more than 510(k) Notification clearance. However, if we cannot establish that a proposed technology is substantially equivalent to a legally marketed device, we will be required to seek pre-market approval from the FDA through the submission of a PMA application. If a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) Notification clearance. A PMA application generally must be supported by extensive data, including laboratory, pre-clinical and clinical data to demonstrate safety and efficacy, as well as a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the PMA submission must include the proposed labeling, advertising literature and training methods. We do not believe that any of our products currently under development will require the submission of a PMA application.

All products manufactured or distributed by us pursuant to FDA clearances or approvals remain subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. In addition, labeling and promotional activities remain subject to scrutiny by the FDA.

We have no material environmental compliance requirements and we have not incurred any material costs in connection with such.

Our Competition

We compete with firms using equivocal, non-instrument-based, single-use cholesterol screening tests and with firms using quantitative cholesterol tests employing instrument and disposable strip technology. We believe that no other instrument-based cholesterol test on the market today offers the capability of storing test results and other medical data on an integrated, encrypted smart card, and in the case of our professional-use model, combining these test results and other inputted lifestyle data to calculate an individual's risk profile of stroke and cardiac disease. We also believe that no other product on the market today has the capability of encryptically downloading stored test results and medical data via the Internet to a secured web site. This data storage and retrieval capability allows a consumer or their authorized medical providers to readily access past test results and medical histories, along with relevant scientific literature, for use in treatment planning, treatment evaluation, and individualized patient education materials.

EQUIVOCAL, NON-INSTRUMENT-BASED, SINGLE-USE DISPOSABLE CHOLESTEROL SCREENING TESTS. We compete with several companies that have introduced or are working on equivocal, non-instrument-based, single-use disposable cholesterol screening tests for the consumer-use market. These competing product entries are very basic color-metric tests where a user takes a blood sample, drops it on a test card and visually compares the result with a reference table. When used by consumers, these tests require user interpretation and comparison to a conversion or look up table. Also, the cholesterol test results are measured in ranges and are not specific enough to accurately place individuals in high, medium or low risk categories. Because of the lack of precision and the cost of these products (approximately $15.00 per test), they are primarily limited to use as crude screening tools. The lack of precise quantitative results required by the professional market limits the use of such tests to consumers only.

A primary competitor in this area is ChemTrak, a publicly traded company that distributes a single-use disposable product named CholesTrak which generally retails for about $11.95. The ChemTrak test is somewhat complicated with several steps and takes about 15 minutes before the results can be read. Because the ChemTrak test uses color-metric readings, test results lack precision and can be difficult to interpret. We do not believe that ChemTrak has been successful in maintaining a sustainable customer base although it has achieved fairly widespread retail distribution in drug stores.

QUANTITATIVE, CHOLESTEROL-MEASURING INSTRUMENTS USING DISPOSABLE TEST STRIPS. We compete with several companies that have introduced or are working on quantitative, cholesterol-measuring instruments for the professional-use market that use disposable, dry chemistry test strips.

Cholestech, a publicly traded company, develops and manufactures diagnostic screening and therapeutic monitoring products for the risk assessment of certain chronic diseases and is a primary competitor of ours in the professional market. Its blood-testing unit generally retails for about $2,295.00 and its testing cassettes for full-lipid panels, which require refrigeration and have only a 6 months shelf life, generally retail for about $9.95 each. Although Cholestech has been very successful penetrating corporate wellness programs, we believe that it has only realized modest success in penetrating physicians' offices, especially cardiology clinics. Although providing a full lipid panel does increase the usefulness of the product in the hands of physicians, and particularly cardiologists, it does come with limitations due to the requirement of 12-hour patient fasting. The Cholestech unit can generate inaccurate results if patients do not fast before testing with very limited accuracy for LDL as a result of calculations versus direct measurement

Polymer Technology Systems, Inc. ("Polymer"), a privately owned company based in Indianapolis, Illinois, develops and markets point-of-care diagnostic devices. Its Bioscanner 2000 Test System is a handheld multiple testing device retailing for $199.95 that utilizes whole blood samples on test strips to measure multiple blood chemistries, including cholesterol, with results produced in less than one minute. Although Polymer has been successful in gaining FDA clearance for their Bioscanner 2000, we believe that its lack of a data storage and communication system, such as that provided by our integrated smart card and pending PrivalinkTM software system, will limit their market acceptance.

On June 1, 2000, we filed suit against Polymer Technology Systems, Inc. ("Polymer") in the United States District Court for the District of Idaho (Coeur d'Alene Division) asserting that Polymer is infringing upon our U.S. Patent No. 5,135,716 which covers the invention of the direct measurement of HDL cholesterol with dry chemistry strips. We seek the removal of the infringing product from the market as well as damages, interest, costs and attorney fees.

We believe that our professional-use cholesterol monitor is considerably more affordable and convenient, especially for screening and regular monitoring since fasting is not necessary for accurate results. For those who test "high" (levels of 240 or above), a visit to their doctors is generally recommended for a full lipid panel.

Other companies having a significant presence in the professional market for diagnostic screening and therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer Mannheim GmbH (a subsidiary of Roche Holdings Ltd.), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. However, we believe that we currently have a competitive advantage due to the design and cardiac risk factor analysis capabilities of our professional-use cholesterol monitor as a hand-held, quantitative, affordable and regulatory approved instrument. There can be no assurance that our cholesterol monitor will be able to compete with these other analyzers and testing devices or that our competitors will not succeed in obtaining further government approvals or in developing or marketing technologies or products that are more commercially attractive than our current or future products.

Our Primary Business Strategies

Our primary business objectives are as follows:

ACHIEVING AND MAINTAINING MARKET LEADERSHIP THROUGH INNOVATIVE PRODUCT INTRODUCTIONS AND EXTENSIONS. It is our intention over time to develop a more extensive line of easy-to-use, cost-effective, accurate and timely medical diagnostic instruments, particularly for consumer home-use. It is also our intent to include technological capabilities similar to those integrated into our current line of cholesterol monitors such as the ability to store test results and other data on an integrated IC smart card. Once available, our Privalink TM system will allow for the data stored on the smart card to be encryptically downloaded to our secured web site currently under construction, thereby allowing consumers and their authorized medical providers to subsequently retrieve this data along with related scientific literature. We currently anticipate that any product line extensions in the foreseeable future will initially be directed towards the monitoring of triglycerides, glucose and high-density lipoprotein ("HDL") cholesterol levels for individuals at-risk for hypertension and diabetes.

LEVERAGING WHAT WE BELIEVE TO BE OUR SUPERIOR TECHNOLOGICAL CAPABILITIES. We believe our smart card-enabled devices set us apart from our competitors and will allow us to accelerate our market penetration once consumers understand the benefits of remote medical data storage and effective communication between them and their medical providers. It is our intention to actively persuade other medical device manufacturers to adapt their diagnostic devices to include our smart card-enabled technology, thereby further providing the foundation for establishing our Privalink TM system as the industry standard for medical patient data storage and communication.

ACCELERATING OUR PENETRATION OF TARGETED MARKETS THROUGH KEY STRATEGIC MARKETING ALLIANCES. It is our intention to continue to develop additional strategic relationships to create extensions of our existing product line and to improve our penetration of target markets. This effort would include cultivating relationships with pharmacy retail chains, physicians, specialty retail operators, pharmaceutical companies who manufacture and wholesale cholesterol lowering drugs and computer and information technology companies that perceive the value of our novel smart card technology

AGGRESSIVELY TARGETING THE CONSUMER CHANNEL WITH THE INTRODUCTION OF OUR FDA-APPROVED OVER-THE-COUNTER, CONSUMER-USE CHOLESTEROL MONITOR. With our recent July 25, 2000 receipt of FDA market clearance for our over-the-counter, consumer-use cholesterol monitor, we seek to aggressively penetrate the consumer channel with a widespread introduction of this monitor in the first quarter of calendar 2001, coinciding with the AHA's "Heart Month" in February 2001. As part of consumers' general health and wellness programs, our consumer-use cholesterol monitor offers consumers a fast, inexpensive and accurate way to screen and monitor themselves in the convenience and privacy of their own homes in between regular doctor visits. Consumers may store their test results on the integrated smart card, and once our Privalink TM system is complete and available, encryptically download this stored data via the Internet to the secured web site we currently have under construction for subsequent retrieval by the consumer and their authorized medical providers.

OBTAINING AND PROMOTING INDEPENDENT THIRD PARTY ENDORSEMENTS BY LEADING HEALTHCARE AUTHORITIES. We intend to develop and maintain a medical advisory board whereby respected authorities within the medical community will promote and endorse our products and technologies. We intend for our Privalink TM system, when fully developed and available, to provide authoritative medical content to consumers via a personalized "Health Evaluation" booklet and create an Internet database on cardiovascular disease. All medical content will be licensed and/or provided by respected independent third parties.

DEVELOPING AND INTRODUCING OTHER PROPRIETARY INTERNET-ENABLED MEDICAL DIAGNOSTIC DEVICES TO ALLOW CONSUMERS TO BETTER MANAGE THEIR HEALTH. As previously mentioned, it is the our intent to develop other smart card-enabled diagnostic medical devices initially aimed at monitoring triglycerides, glucose and HDL cholesterol levels. In conjunction with developing additional devices, it is our intention to further develop the medical smart card to include, not only test results from medical devices, but other pertinent medical information such as allergies, prescription drug information, medical history, physicians, health insurance and so forth. By educating consumers on the value of smart card-enabled medical devices, we intend to establish and promote our Privalink TM system as the industry standard in data storage and communication, thereby potentially allowing the use of a single medical smart card across multiple monitoring devices.

POSITIONING OUR PRODUCTS AS THE PREFERRED TOOLS FOR PERSONAL HEALTH MANAGEMENT OF CHRONIC DISEASE. With the planned completion and commercialization of our Privalink TM system, physicians, pharmacists and patients will have an effective and efficient means of communication, thereby allowing constant monitoring of a patient's progress by all involved. By eventually incorporating respected authoritative literature into a personalized "Health Evaluation" booklet for the patient, we will enable the patient to take a more proactive role in his or her own healthcare. Between their physician visits, a patient will be able to monitor, store results, and communicate these results to their medical professionals, thereby allowing for ongoing assessment of the patient's medical condition.

Our Employees

As of June 30, 2000, we employed 17 full-time employees and no part-time employees. The distribution of these employees within our functional areas was as follows:

                                                         Number
                                                         ------

        Research and Development                             2
        Product Development                                  3
        Sales                                                3
        Accounting                                           3
        Administrative                                       6

None of our employees currently are parties to collective bargaining agreements. We consider our employees relations to be good.

ITEM 2.  OUR PROPERTIES

All of our operations are currently located in leased premises at 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854. We leased a total of 7,600 square feet at this location throughout fiscal 2000, and in order to accommodate our current and anticipated near-term growth, we began leasing an additional 6,500 adjacent square feet on September 1, 2000. These leases have annual rent escalators equal to the greater of (i) five percent over the base rent charged for the immediately preceding twelve month period or (ii) the percentage increase during the preceding twelve month period in the "U.S. Bureau of Labor Statistics Consumer Price Index for Urban Wage Earners and Clerical Workers, Seattle Area (1967 = 100), All Items". Our 7,600 and 6,500 square foot leases expire on May 31, 2003 and August 30, 2001, respectively, with any desired extensions to be negotiated on or before such dates. We believe that suitable alternative lease space is available in proximity to our current location should such become necessary.

We currently do not have, nor do we anticipate making, any investments in real estate or related securities within the foreseeable future.

ITEM 3.  OUR LEGAL PROCEEDINGS

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of our business. We believe that our gross liability, if any and without any consideration given to the availability of indemnification or insurance coverage, under pending or existing litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We brought no matters to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.  OUR MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             OUR STOCK PRICE HISTORY

Since February 11, 1994, our common shares have traded on the Over-The-Counter Bulletin Board Market ("OTC-BB") under the ticker symbol "LFST". At June 30, 2000, we had approximately 2,250 stockholders of record and 19,210,304 shares of $.001 par value common stock outstanding.

The following table sets forth high and low bid prices for the calendar quarters indicated as reported by the National Quotations Bureau Incorporated ("NQBI"). NQBI prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

       Calendar
         Year              Period                      High              Low
         ----              ------                      ----              ---

         2000              First Quarter               $6.94             $1.19
                           Second Quarter              $7.00             $2.00

         1999              First Quarter               $2.44             $1.06
                           Second Quarter              $1.32             $0.81
                           Third Quarter               $1.47             $0.91
                           Fourth Quarter              $1.44             $0.84

         1998              First Quarter               $1.00             $ .50
                           Second Quarter              $6.13             $ .94
                           Third Quarter               $4.38             $2.50
                           Fourth Quarter              $4.38             $1.59



                               OUR DIVIDEND POLICY

We do not pay regular dividends and do not anticipate the declaration of a cash dividend in the foreseeable future. We currently have no contractual dividend restrictions.

                   OUR RECENT SALES OF UNREGISTERED SECURITIES

In April 1998, we agreed to issue 2,000 shares of common stock to each of the five directors elected to our Board of Directors as compensation for each month such individual serves as a director. Pursuant to this agreement, an aggregate 50,000 common shares were issued to these directors in January 2000 for the previous six-month period ended December 31, 1999. An aggregate 48,000 common shares will be issued to the directors for the six-month period beginning January 1, 2000 and ending June 30, 2000.

On September 1, 1999, we issued 1,944,000 shares of common stock in connection with the merger of SITI.

In October 1999, we issued 95,500 shares of common stock to four individuals who provided us with short-term financing during the three month period ended September 30, 1999.

In October 1999, we issued 450,000 shares of common stock to three individual investors who participated in our private placement offering completed on September 15, 1999.

In December 1999, we issued 325,000 shares of common stock to three investors pursuant to our $3,000,000 private placement offering, as amended, which commenced in October 1999.

On December 15, 1999, we issued 540,000 shares of common stock to three individuals who provided us with $270,000 in short-term financing during July 1999.

In December 1999, we issued 20,000 shares of common stock to two financial consultants and 10,030 shares of common stock to a partnership in exchange for rent on our corporate facilities.

In February 2000, we issued 3,340,000 shares of common stock to twelve investors pursuant to our $3,000,000 private placement offering, as amended, which commenced in October 1999.

In January 2000, we issued 50,000 shares of common stock to Gruntal LLC, our investment banker. We also issued 5,000 shares of common stock to an individual in connection with the common stock issued to Gruntal LLC.

In May 2000, we issued 2,475 shares of common stock to a public relations consultant in exchange for $7,500 in consulting services.

In June 2000, we issued 15,000 shares of common stock to a foreign partnership in exchange for certain distribution rights in Australia valued at $50,000.

In June 2000, we issued 51,000 shares of common stock to one investor pursuant to our $3,000,000 private placement offering which commenced June 20, 2000.

From January 1, 2000 through June 30, 2000, 81,638 common shares were issued in connection with the exercise of outstanding stock options by eight individuals at prices ranging from $.20 to $1.25 per share.

ITEM 6.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our current business strategies, objectives and plans that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations, identifying, recruiting and retaining highly qualified personnel, consumer receptivity and preferences, availability, affordability and coverage terms of private and public medical insurance, political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factor spreviously discussed in "Item 1
- Business," and elsewhere in this Form 10-KSB.

On July 2, 1999, we changed our fiscal year-end from December 31st to June 30th, beginning with and effective for the six-month transition period ended June 30, 1999. Accordingly, the accompanying consolidated financial statements are presented as of June 30, 2000 and June 30, 1999, and for the fiscal year ended June 30, 2000, six-month periods ended June 30, 1999 and June 30, 1998 (unaudited), and fiscal year ended December 31, 1998. We were considered a development-stage company under United States generally accepted accounting principles through December 31, 1998. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Company Overview

We are a healthcare information technology company primarily focused on developing and marketing secure, Internet-based medical solutions through the use of proprietary smart card-enabled medical diagnostic devices. Our current diagnostic product line consists of two easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for facility-use by professional medical service providers and one specifically designed for at home use by at-risk cholesterol patients and health conscious consumers. Both monitors share certain core technological capabilities, primarily being the ability to measure total cholesterol levels in the blood with proven clinical laboratory accuracy in approximately three minutes and the ability to cumulatively store the resulting cholesterol test results on an integrated smart card. Using a complimentary feature unique to our professional-use monitor, the medical professional operator can additionally input via the monitor's keypad eight other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Heart Disease Epidemiological Study ("Framingham Study") and determine the cardiac condition of the patient.

Both of our monitors have also been developed to ultimately take advantage of our proprietary Internet technology, Privalink TM, which currently is in beta testing. Once fully developed and available, our Privalink TM system will allow for the cholesterol test results and any other patient medical data stored on the smart card to be encryptically downloaded via the Internet to a secured website we currently have under construction. This value-added capability will allow both patients and their authorized medical providers to use the Internet to conveniently retrieve this stored medical data, along with related scientific literature, thereby promoting effective communication and coordination between physician, pharmacist and patient. Although there can be no assurance of such, we currently anticipate that our Privalink TM system will become available, on a user fee or subscription basis, beginning in the second quarter of calendar 2001.

In its recent "2000 Heart and Stroke Statistical Update", the American Heart Association ("AHA") estimates that approximately 40 million American adults have "high" total blood cholesterol levels (240 and higher milligrams per deciliter) and approximately 60 million other Americans have "borderline-high" cholesterol levels (200 - 239 milligrams per deciliter). The AHA, as well as the Framingham Study, have identified elevated blood cholesterol as a primary contributor to coronary heart disease ("CHD"), the single largest killer of American males and females, as well as other forms of cardiovascular disease. Of the estimated 600,000 CHD-related deaths in the United States ("U.S.") during 1997, the AHA estimates that about 225,000 died without ever being hospitalized and, in 50% of the men and 63% of the women who died suddenly of CHD, there were no previous symptoms of CHD. The AHA also sights CHD as the leading cause of premature, permanent disability in the U.S. labor force, accounting for 19% of disability allowances by the Social Security Administration. The AHA also estimates that CHD prevention and treatment costs alone exceed $100 billion annually with more than 750,000 new patients entering a cholesterol-lowering drug therapy programs each month.

Because of the recognized medical importance of managing cholesterol and preventing CHD, the National Cholesterol Education Program ("NCEP") was formed to educate consumers and professionals about the importance of knowing an individual's cholesterol level and to establish guidelines for the detection, evaluation and treatment of high cholesterol in adults. To detect cholesterol risk and aid in therapy compliance, the NCEP recommends a whole blood total cholesterol test at least once every five years, and if cholesterol levels are categorized as high, every three months.

Medical professionals have traditionally been the only source for cholesterol testing and such testing has typically been performed with a bench top analyzer requiring a considerable sample of whole blood and generally taking 24 to 48 hours to produce results. Although some bench top analyzers have more recently evolved to utilize dry chemistry strip technology, such as that utilized in our monitors, thereby eliminating the previously required and critical segregation of red blood cells from serum/plasma for an accurate result, they continue to require relatively large amounts of whole blood in precise measurements and generally require a minimum of five minutes, excluding the time required for blood drawing and centrifugation, to produce results. Additionally, as the cost of a single bench top analyzer can approach $2,000, the resulting patient test costs can also be a deterrent to routine cholesterol monitoring.

Accordingly, our efforts to date primarily have focused on meeting what we perceive to be a continuing widespread need in the professional and consumer markets for a more affordable, timely and convenient means of accurately testing for blood cholesterol levels. We believe that our professional-use and over-the-counter, consumer-use cholesterol monitors meet this widespread need, providing easier to operate, more cost-effective and faster results-producing alternatives to traditional bench top analyzers for use in routine cholesterol testing, monitoring and treatment programs. We believe that the potential societal benefits of our monitors will be earlier detection of high cholesterol levels by at-risk individuals, more timely interventions by medical professionals, more actively engaged and informed patients, and ultimately, reductions in cholesterol-related disabilities and deaths.

Both our professional-use and over-the-counter, consumer use cholesterol monitors have received market clearances from the U.S. Food and Drug Administration ("FDA") and meet all NCEP guidelines for precision. Both monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Either monitor can be easily and discreetly carried in a medical bag, purse or briefcase. To perform a cholesterol test on either monitor, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood on a dry chemistry strip. The dry chemistry strip is then inserted into an opening at the optical head of the monitor. The multi-layered strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the monitor's integrated photometry system and converted electronically to a quantitative digital read-out that is displayed within three minutes on an integrated easy-to-read, liquid crystal display ("LCD") screen. Ongoing test results may be stored on an integrated, encryption-based smart card thereby maintaining a complete history of test results. We believe that there are no other hand-held, quantitative cholesterol monitoring systems that are easier to use, more accurate and quicker in obtaining results. Our professional-use cholesterol monitor has been available since March 1999 and currently has a suggested retail price of $299.95. With our July 25, 2000 receipt of market clearance from the FDA, we currently plan to widely introduce our over-the-counter, consumer-use cholesterol monitor with a suggested retail price of $129.95 in the first quarter of calendar 2001, coinciding with the AHA's "Heart Month" in February 2001.

Both our professional-use and over-the-counter, consumer use cholesterol monitors have received market clearances.

Our overriding corporate objective is to ultimately establish our proprietary cholesterol monitors and complimentary Privalink TM system as the consumer standard of care for personal health and wellness and the medical industry standard for virtual patient record storage and retrieval. We plan to achieve our objective by:

         >> Achieving and maintaining market leadership through innovative product introductions and extensions

         >> Leveraging what we believe to be our superior technological capabilities

         >> Accelerating our penetration of targeted markets through key strategic marketing alliances

         >> Aggressively targeting the consumer channel with the introduction of our FDA-approved, Over-The-Counter, Consumer-Use Cholesterol Monitor

         >> Obtaining and promoting independent third party endorsements by leading healthcare authorities

         >> Developing and introducing other proprietary, Internet-enabled medical diagnostic devices to allow consumers to better manage their health

         >> Positioning our products as the preferred tools for personal health management of chronic diseases


Our Results of Operations

Our revenues for the fiscal year ended June 30, 2000 were $141,262, as compared to $51,229 for the six months ended June 30, 1999 (none for the comparative six months ended June 30, 1998) and $9,610 for the fiscal year ended December 31, 1998. On January 1, 1999, we commenced revenue-generating operations related to our professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from the professional-use cholesterol monitor in connection with initial customer shipments. However, the revenue-generating potential of our professional-use monitor has been severely constrained to date by our continued lack of available capital to fund our initially planned sales and marketing efforts for this monitor. Faced with a lack of sufficient capital for the immediate future, we elected to forego the possibility of realizing modestly increased sales in the shorter-term from further capital depleting marketing efforts of our professional-use cholesterol monitor and instead elected to deploy our limited capital resources into the development of our over-the-counter, consumer-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential. The modest increase in net sales realized during the fiscal year ended June 30, 2000 was primarily attributable to sustaining, yet constrained, cost-recovery marketing of our professional-use cholesterol monitor. We currently anticipate that initial shipments of our over-the-counter, consumer-use cholesterol monitors, which recently received FDA market clearance on July 25, 2000, will commence during the second fiscal quarter ending December 31, 2000. However, it must be noted that our ultimate ability to effectively introduce and broadly market our over-the-counter, consumer-use cholesterol monitor will also be constrained should we be unsuccessful in our current raising additional funding - See Liquidity and Capital Resources below. As such, there can be no assurance that the revenue-generating potential we perceive for either of our cholesterol monitors will be fully realized.

Cost of sales includes direct labor, direct material, and overhead. Our cost of sales for the fiscal year ended June 30, 2000 were $229,278 as compared to $60,889 for the six months ended June 30, 1999 (none for the comparative six months ended June 30, 1998) and $6,167 for the fiscal year ended December 31, 1998. We realized a negative gross margin of 62.3% for the fiscal year ended June 30, 2000 as compared to a negative gross margin of 18.9% during the six months ended June 30, 1999 and a positive gross margin of 35.8% during the fiscal year ended December 31, 1998. The limited unit sales to date of our professional-use cholesterol monitor and incentive introductory discounting granted to initial customers has resulted in reductions to our gross revenues and negative gross profits and margins. We expect to continue discounting the prices of our cholesterol monitors until these products receive more widespread market exposure and acceptance. As a result, we anticipate negative or modest positive gross margins until we are successful in realizing significant increased unit sales thereby allowing us to begin to benefit from increased economies of scale.

Operating expenses include those costs incurred to bring our products to market relative to research and development, sales and marketing, and general administration. Our operating expenses were $4,114,897 for the fiscal year ended June 30, 2000 as compared to $2,208,697 for the six months ended June 30, 1999 ($993,219 for the comparative six months ended June 30, 1998) and $3,045,721 for the fiscal year ended December 31, 1998.

Historically, our single largest operating expense component has been salaries and wages, including non-cash compensation charges incurred in connection with the granting of stock and stock options. Salaries and wages were $1,218,294 (inclusive of $298,845 non-cash charges) for the fiscal year ended June 30, 2000 as compared to $1,371,158 (inclusive of $799,974 non-cash charges) for the six months ended June 30, 1998 ($177,499 for the comparative six months ended June 30, 1998 with no non-cash charges) and $1,189,482 (inclusive of $475,202 non-cash charges) for the fiscal year ended December 31, 1998. On an annualized basis, salaries and wages were 55.6% lower for the fiscal year ended June 30, 2000 than that incurred for the six months ended June 30, 1999. Our lower incurrence rate primarily was attributable to our curtailment of many planned operations due to limited capital, and to a lesser extent, our incurring of lower non-cash compensation charges in connection with recruiting and retaining essential personnel. Annualized salaries and wages for the six months ended June 30, 1999 were 130.5% higher than that incurred during the fiscal year ended December 31, 1998 primarily as a result of the initial hiring of essential personnel to develop and market our professional-use cholesterol monitor.

Selling, general and administrative expenses ("SG&A") generally have been our second largest operating expense component. SG&A expenses were $1,007,343 for the fiscal year ended June 30, 2000 as compared to $243,582 for the six months ended June 30, 1999 ($216,370 for the comparative six months ended June 30, 1998) and $644,295 for the fiscal year ended December 31,1998. On an annualized basis, SG&A expenses were incurred at a rate 106.8% higher for the fiscal year ended June 30, 2000 than that incurred during the six months ended June 30, 1999. This higher incurrence rate primarily was attributable to increased trade show related expenses, increased director fees, and increased consulting services. Annualized SG&A expenses for the six months ended June 30, 1999 were 24.4% lower than that incurred during the fiscal year ended December 31, 1998 primarily as a result of our physical consolidation of previously dispersed company functions at our Post Falls, Idaho facility and the curtailing of certain operations to preserve capital.

Non-cash depreciation and amortization expense ("D&A") was our third largest operating expense component during the fiscal year ended June 30, 2000. On an annualized basis, non-cash D&A expenses were incurred at a rate 231.0% higher for the fiscal year ended June 30, 2000 than that incurred during the six months ended June 30, 1999. This higher incurrence rate primarily was attributable to the amortization of software technology acquired in our September 3, 1999 acquisition of SITI. On an annualized basis, the increase in non-cash D&A expenses for the six months ended June 30, 1999 from that incurred for the fiscal year ended December 31, 1998 was inconsequential.

Professional fee expenses were the only other significant operating expense component for the fiscal year ended June 30, 2000. Professional fee expenses, which relate mainly to our investor relations and capital raising efforts, were incurred at a relatively constant rate between the fiscal year ended June 30, 2000 and the six months ended June 30, 1999. Annualized professional fee expenses for the six months ended June 30, 1999 were 28.4% higher than that incurred during the fiscal year ended December 31, 1998 primarily as a result of our engaging various investor relation firms and individuals.

Non-operating expenses and income primarily consist of interest income, interest expense and other miscellaneous income and expense items. Net non-operating income was $221,924 for the fiscal year ended June 30, 2000 as compared to net non-operating expenses of $1,245,834 for the for the six months ended June 30, 1999 ($16,274 for the comparative six months ended June 30, 1998) and $79,840 for the fiscal year ended December 31, 1998, respectively.

Interest expense was $652,472 for the fiscal year ended June 30, 2000 as compared to $390,983 for the six months ended June 30, 1999 ($27,823 for the comparative six months ended June 30, 1998) and $112,436 for the fiscal year ended December 31, 1998. On an annualized basis, interest expense decreased 16.6% during the fiscal year ended June 30, 2000 from that incurred during the six months ended June 30, 1999. This lower incurrence rate primarily was attributable to the June 30, 1999 conversion of outstanding notes payable to common stock as more fully discussed below. Annualized interest expense for the six months ended June 30, 1999 was 595.5% higher than that incurred for the fiscal year ended December 31, 1998 primarily as a result of our issuance of convertible notes payable to fund ongoing operations and related non-cash finance charges incurred for the issuance of common shares to the note holders.

We realized net non-operating other income of $838,181 for the fiscal year ended June 30, 2000 as compared to net non-operating other expense of $871,337 for the six months ended June 30, 1999. The net non-operating other income for the fiscal year ended June 30, 2000 primarily resulted from our reversal into income of an $867,000 liability previously recorded during the six months ended June 30, 1999. We were required under U.S. generally accepted accounting principles to recognize at June 30, 1999 the full potential cost of an inducement made to convertible promissory note holders to exercise their common stock conversion rights. As our common stock price at June 30, 2000 exceeded the inducement's "make-whole" minimum market price guarantee, we were required under U.S. generally accepted accounting principles to reverse the previously recorded liability into income.

Primarily as a result of the foregoing, we incurred net losses of $3,980,989 ($0.25 per basic and diluted share) for the fiscal year ended June 30, 2000, $3,464,191 ($0.12 per basic and diluted share) for the six months ended June 30, 1999 ($1,009,493, and $0.12 per basic and diluted share, for the comparative six months ended June 30, 1998) and $3,122,118 ($0.32 per basic and diluted share) for the fiscal year ended December 31, 1998.

Our Liquidity and Capital Resources

We have incurred significant operating losses since our inception and, as a result, have a substantial accumulated deficit at June 30, 2000. Our ability to effectively market our existing professional-use cholesterol monitor has been constrained by continuing capital constraints and, as a consequence, we have realized limited revenues to date. On July 25, 2000, we received FDA market clearance for our new over-the-counter, consumer-use cholesterol monitor, which we believe has a significantly larger market and revenue potential than our existing professional-use cholesterol monitor. We currently anticipate that initial shipments of our consumer-use cholesterol monitor will commence during the first quarter of calendar 2001. However, it must be noted that our ultimate ability to effectively introduce and broadly market our consumer-use cholesterol monitor will likely also be constrained should we be unsuccessful in our current capital raising efforts as described below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be fully realized.

We have undertaken certain actions aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue production and marketing of our products. Since June 30, 2000, we have raised an aggregate of approximately $625,000 from the sale of common stock under an ongoing $3.0 million private placement and the exercising of previously outstanding stock options by certain individuals. The private placement commenced on June 20, 2000 and allows qualified investors to purchase an aggregate one million common shares at $3.00 per share. For every two shares of common stock purchased, the investor will also receive a warrant, expiring on October 30, 2002, entitling them to purchase one additional share for $5.00. We recently received non-binding letters of intent from two of our existing principal investors each indicating their current intent to individually purchase approximately $500,000 of common shares pursuant to the private placement offering. It is our current intention to keep this private placement open until the full $3.0 million has been irrevocably subscribed to by investors, although there can be no assurance that such level will be achieved. We have also in our possession an irrevocable letter of credit for $500,000 in contingency funding from an existing principal investor. Additionally, we have recently employed certain professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. There can be no assurances that we will be successful in our ongoing capital-raising efforts or in the execution of our business plan. Any failure by us to raise sufficient funds or to execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

Operating activities used $2,863,194 in cash and cash equivalents during the fiscal year ended June 30, 2000 as compared to $1,102,403 during the six months ended June 30, 1999 and $1,983,289 during the fiscal year ended December 31, 1998. On an annualized basis, the rate at which cash and cash equivalents were consumed by operating activities was 29.9% higher during the fiscal year ended June 30, 2000 than that during the six months ended June 30, 1999. This increased consumption rate for the fiscal year ended June 30, 2000 primarily was attributable to a lower annualized net loss rate being more than offset by a significant annualized decrease in the aggregate amount of non-cash compensatory and financing charges being added back to operating cash flows. On an annualized basis, the rate at which cash and cash equivalents were consumed by operating activities was 11.2% higher during the six months ended June 30, 1999 than that during the fiscal year ended December 31, 1998. This increased consumption rate for the six months ended June 30, 1999 primarily was attributable to a higher annualized net loss rate being only partially offset by a significant annualized increase in the aggregate amount of non-cash compensatory and financing charges being added back to operating cash flows. We have historically financed our operations through issuances of common stock and debt securities.

Investing activities used $226,494 in cash and cash equivalents during the fiscal year ended June 30, 2000 as compared to $74,808 during the six months ended June 30, 1999 and $620,501 during the fiscal year ended December 31, 1998. The increase in cash and cash equivalents used in investing activities during the fiscal year ended June 30, 2000, as compared to the six months ended June 30, 1999, primarily was attributable to increased capital expenditures. The decrease in cash and cash equivalents used in investing activities during the six months ended June 30, 1999, as compared to the fiscal year ended December 31, 1998, primarily was attributable to decreased capital expenditures and advances to a related party company.

Financing activities provided $4,067,669 in cash and cash equivalents during the fiscal year ended June 30, 2000 as compared to $1,167,312 during the six months ended June 30, 1999 and $2,689,185 during the fiscal year ended December 31, 1998. The increase in cash and cash equivalents provided by financing activities during the fiscal year ended June 30, 2000, as compared to the six months ended June 30, 1999, primarily was attributable to a significant increase in proceeds from sales of common stock partially offset by decreased proceeds from the issuance of convertible debt and increased repayments of notes payable and convertible debt. The decrease in cash and cash equivalents provided by financing activities during the six months ended June 30, 1999, as compared to the fiscal year ended December 31, 1998, primarily was attributable to a significant decrease in proceeds from sales of common stock partially offset by increased proceeds from issuances of convertible debt.

As a result of the foregoing, we had cash and cash equivalents of $1,059,637 and $81,656 at June 30, 2000 and June 30, 1999, respectively. We had working capital of $1,213,020 at June 30, 2000 as compared to a working capital deficiency of $1,206,507 at June 30, 1999.

We currently have no material commitments for capital equipment. We do anticipate the need over the next twelve months for certain assembly tooling and equipment, a dry room and computer hardware, all of which we believe will be obtainable as needed through conventional leases.

Our Other Matters

YEAR 2000 COMPLIANCE

Our operations experienced no material adverse events or consequences in connection with the arrival of the Year 2000. We received no reports of any material adverse effects experienced by any of our sold products. Our expenditures directly related to Year 2000 compliance and monitoring programs were immaterial.

SEASONAL AND INFLATIONARY INFLUENCES

We currently are not materially impacted by seasonal or inflationary influences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for our fiscal 2001 quarterly and annual financial statements. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, we do not currently expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

Risk Factors

HISTORY OF OPERATING LOSSES AND NEED FOR ADDITIONAL CAPITAL/FUNDING TO FULLY EXECUTE OUR BUSINESS PLAN. We have incurred significant operating losses since our inception and, as a result, have a substantial accumulated deficit at June 30, 2000. Our ability to effectively market our existing professional-use cholesterol monitor has been constrained by continuing capital constraints and, as a consequence, we have realized limited revenues to date. On July 25, 2000, we received FDA market clearance for our new over-the-counter, consumer-use cholesterol monitor, which we believe has a significantly larger market and revenue potential than our existing professional-use cholesterol monitor. We currently anticipate that initial shipments of our consumer-use cholesterol monitor will commence during the first quarter of calendar 2001. However, it must be noted that our ultimate ability to effectively introduce and broadly market our consumer-use cholesterol monitor will likely also be constrained should we be unsuccessful in our current capital raising efforts as described below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be fully realized.

We have undertaken certain actions aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue production and marketing of our products. Since June 30, 2000, we have raised an aggregate of approximately $625,000 from the sale of common stock under an ongoing $3.0 million private placement and the exercising of previously outstanding stock options by certain individuals. The private placement commenced on June 20, 2000 and allows qualified investors to purchase an aggregate one million common shares at $3.00 per share. For every two shares of common stock purchased, the investor will also receive a warrant, expiring on October 30, 2002, entitling them to purchase one additional share for $5.00. We recently received non-binding letters of intent from two of our existing principal investors each indicating their current intent to individually purchase approximately $500,000 of common shares pursuant to the private placement offering. It is our current intention to keep this private placement open until the full $3.0 million has been irrevocably subscribed to by investors, although there can be no assurance that such level will be achieved. We have also in our possession an irrevocable letter of credit for $500,000 in contingency funding from an existing principal investor. Additionally, we have recently employed certain professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. There can be no assurances that we will be successful in our ongoing capital-raising efforts or in the execution of our business plan. Any failure by us to raise sufficient funds or to execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

LACK OF MARKETING EXPERIENCE AND UNCERTAIN MARKET ACCEPTANCE OF PRODUCTS. While certain members of our management team have brought relevant marketing experience to us, we as a company have limited experience marketing our existing professional-use cholesterol monitor and minimal experience marketing our new over-the-counter, consumer-use cholesterol monitor. We currently intend on retaining and relying upon third party medical product distributors to market our cholesterol monitors. While we have identified several potential distributors, we have only engaged in preliminary discussions with certain of these distributors to date. In the event that we are unsuccessful in retaining suitable distributors, we will be required to make significant incremental investments to recruit, develop and deploy a direct sales force and a substantial delay in our current marketing plan will likely be incurred. Even if we are successful in retaining suitable distributors, or alternatively, establishing a qualified sales force, there can be no assurance that we or our distributors will be successful in further introducing our cholesterol monitors into the marketplace and achieving widespread market acceptance. Furthermore, although our initial marketing plan does not focus on such, it should be noted that we have no experience as a company in marketing our products in foreign countries.

LACK OF ASSEMBLY EXPERIENCE AND DEPENDENCE ON CERTAIN SOURCES OF SUPPLY. We have limited experience to date in assembling our professional-use cholesterol monitor and minimal experience in assembling our over-the-counter, consumer-use cholesterol monitor. Prior to any significant increase in the current production of our cholesterol monitors, we will have to select and qualify various sources of supply and remain able to manufacture in compliance with regulatory requirements, in sufficient quantity, with appropriate quality and at acceptable costs. There also can be no assurance that we would be able to pass through any incremental costs incurred to our customers. We are also highly dependent upon Roche and LRE as the sole supplier of the diagnostic modules, dry chemistry test strips and calibration keys required for our cholesterol monitors. Should any party be unable to meet its respective continuing obligations under the contract or should we be unable to obtain a renewal of such contract at the end of its five-year term in November 2002, we will be forced to either find another suitable supplier for these critical items or make substantial capital and personnel investments to allow us to internally produce these critical items. Although we have recently entered into discussions with Roche and LRE aimed at revising certain provisions of the above contract and extending its term, there can be no assurance that a revised and extended contract will be obtained. Although we believe that suitable alternative sources are available for our other components, any interruptions in our supply of components or raw materials would likely have at least a short-term material adverse effect on our business, financial position, results of operations and cash flows.

DEPENDENCE ON KEY PERSONNEL. We believe that our future success is highly dependent upon the continued services of Christopher Maus, our Chairman, Chief Executive Officer and President. We believe that the loss of Mr. Maus' services would likely have a material adverse effect on our business, results of operations, liquidity and cash flows. We currently maintain a key man life insurance policy on the life of Mr. Maus in the amount of $5,000,000. There can be no assurances that we would be able to replace Mr. Maus in the event his services become unavailable or that the proceeds from the above insurance policy would sufficiently compensate us for the loss of Mr. Maus' services.

We are also highly dependent upon the principal members of our current management team. Furthermore, our successful recruiting and retaining of certain additional key personnel will be critical to our future success. Although we believe that we have successful to date in recruiting and retaining skilled and experienced management, marketing and scientific personnel, there can be no assurance that we continue to be successful in recruiting and retaining key personnel on acceptable terms, particularly given the current intensely competitive environment for highly-qualified and experienced individuals.

COMPETITION. The development and marketing of medical products is intensely competitive. There are other companies that are currently marketing, or are seeking to market, diagnostic products that compete with our professional-use and over-the-counter, consumer-use cholesterol monitors. Some of these competing products have received the prerequisite FDA marketing clearances for competing with our monitors. Furthermore, several companies offering products similar to ours have substantially greater financial, marketing and technological resources than us. As such, there can be no assurance that our products will be able to successfully compete with these existing or future products.

Our cholesterol monitors compete, and will continue to compete, with established medical laboratories that have traditionally performed most blood analysis. Certain of our laboratory competitors currently offer services that may be perceived by some individuals as being priced lower than the costs of utilizing our cholesterol monitors. We also can not currently provide the same range of tests provided by these laboratories. In addition, certain health care providers may choose not to change their established means for such tests or make the necessary capital investment to purchase our products. We also face competition in the alternate-site market from makers of bench top multi-test blood analyzers and other point-of-care blood analyzers.

While we believe that our products will be able to successfully compete with clinical laboratories, bench top multi-test analyzers and other point-of-care blood analyzers on the basis of ease of use, portability, the ability to conduct tests without a skilled technician, cost effectiveness and quality of results, there can be no assurance that we will be able to compete successfully. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than us. As such, there can be no assurance that our products will be competitive with the existing or future products or services of our competitors.

Other companies having a significant presence in the professional market for diagnostic screening and therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer

Mannheim GmbH (a subsidiary of Roche Holdings Ltd.), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. However, we believe that we currently have a competitive advantage due to the design and cardiac risk factor analysis capabilities of our professional-use cholesterol monitor as a hand-held, quantitative, affordable and regulatory approved instrument. However, there can be no assurance that our professional-use cholesterol monitor will be able to compete with these other analyzers and testing devices or that our competitors will not succeed in obtaining further government approvals or in developing or marketing technologies or products that are more commercially attractive than our current or future products.

GOVERNMENT REGULATION. In the past, we have been successful in obtaining all required U.S. regulatory approvals, however, the process of obtaining marketing clearances or approvals can be costly and time-consuming and there can be no assurance that further clearances or approvals will be granted to us with respect to any future products or that FDA review will not involve delays adversely affecting the marketing and sale of any new products developed by us. Moreover, our current approvals as well as any future approvals remain subject to continual review and the subsequent discovery of previously unknown problems may result in certain marketing restrictions or a complete withdrawal of the product from the market. We also remain subject to FDA regulations with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a "medical device facility". The quality system requirement ("QSR") encompasses product development ("GDP") and manufacturing, customer service, incident reporting and labeling control ("GMP"). Our assembly facility in Post Falls, Idaho is registered with the FDA and operates under the quality provisions of the FDA as well as under those of the ISO-9001 quality system. Our assembly facility as well as our production processes will remain subject to periodic audits on an ongoing basis by the FDA. In addition, the use of our products may be regulated by various state agencies. Although we believe that we will be able to comply with all applicable regulations of the FDA, including QSR, GMP and GDP guidelines, current FDA regulations and state regulations depend heavily on administrative interpretations. As such, there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect our business, results of operations, liquidity and cash flows.

Although our primary marketing focus for the foreseeable future will be the domestic U.S. market, we anticipate eventually attempting to market our products overseas. Regulatory requirements pertaining to cholesterol monitors, as well as other medical diagnostic devices, vary widely from country to country and can range from simple product registrations to detailed submissions such as those required by the U.S. FDA. There can be no assurance that we will be successful in obtaining the requisite regulatory clearances in any foreign market.

POTENTIAL IMPACT OF MEDICARE REIMBURSEMENT REGULATIONS. Third party payers can affect the pricing and the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for blood testing services. For example, the reimbursement of fees for blood testing services for Medicare patients in the hospital is included under Medicare's prospective payment system diagnosis-related group regulations. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount which physicians and hospitals are able to charge Medicare patients for such services and consequently the price we can charge for our products.

DEPENDENCE ON AND PROTECTION OF PATENTS AND PROPRIETARY TECHNOLOGY. Our commercial success is dependent, in part, upon our trade secrets, know-how, patents and other proprietary rights. There can be no assurance that our current and pending patents will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has commercial significance. There can also be no assurance that any current or future patent applications will result in the actual issuance of a patent. Litigation, which would likely be costly and time-consuming, may be necessary to protect our intellectual property. The invalidation of any of our current or future patents could permit increased competition, with potential material adverse effects on our business, results of operations, liquidity and cash flows. In addition, there can be no assurance that our technological applications will not infringe upon the patents or proprietary rights of others or that licenses that might be required for our processes or products will be available to us on commercially reasonable terms, if at all. Furthermore, there can be no assurance that others may not develop or acquire trade secrets or know-how similar to ours.

PRODUCT LIABILITY AND INSURANCE; POSSIBLE EXPOSURE TO CLAIMS. The clinical testing, marketing and manufacturing of our products necessarily involves the risk of product liability. Although we maintain product liability insurance, the amount and scope of any current and future insurance coverage may not be adequate to protect us in the event of a product liability claim.

CONTINUING RESEARCH AND DEVELOPMENT EXPENDITURES. We anticipate that will continue to expend significant funds on our research and product development efforts. There can be no assurance that these costs will ultimately be recovered through the successful development, introduction and marketing of resulting products.

LIMITED MARKET FOR OUR COMMON SHARES. Our common stock is currently traded on the Over-The-Counter, Electronic Bulletin Board, which is a limited market and subject to substantial restrictions and limitations. As a result, our common stock may be covered by a U.S. Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 jointly with their spouses). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may also adversely affect the ability of shareholders to sell their shares in the secondary market.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements and notes thereto appear beginning on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matters for inclusion herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits are listed in the Exhibit Index of this Form 10-KSB, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  We filed no reports on Form 8-K during our fourth fiscal quarter ended June 30, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIFESTREAM TECHNOLOGIES, INC.



BY:      /s/ Christopher Maus
         ------------------------------------------------------------
         President, Chief Executive Officer and Chairman of the Board

DATE:     September 28, 2000
         ------------------------------------------------------------

BY:      /s/ Brett Sweezy
         ------------------------------------------------------------
         Chief Financial and Accounting Officer

DATE:    September  28, 2000
         ------------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Lifestream Technologies, Inc. and Subsidiaries
Report of Independent Certified Public Accountants...................................................F-2
Consolidated Balance Sheets..........................................................................F-3 to F-4
Consolidated Statements of Loss......................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity...........................................F-6 to F-7
Consolidated Statements of Cash Flows................................................................F-8 to F-9
Summary of Accounting Policies.......................................................................F-10 to F-12
Notes to Consolidated Financial Statements........................................................   F-13 to F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
Lifestream Technologies, Inc. and Subsidiaries
Post Falls, Idaho

We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and Subsidiaries, as of June 30, 2000 and 1999, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year ended June 30, 2000, the six month period ended June 30, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended June 30, 2000, the six month period ended June 30, 1999, and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
--------------------

Spokane, Washington
August 11, 2000

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 1)

                                                                                          June 30,
                                                                                   -----------------------
                                                                                      2000         1999
                                                                                   ----------   ----------
Current assets:
   Cash .........................................................................   $1,059,637   $   81,656
   Accounts receivable ..........................................................       13,786       27,829
   Inventories (Note 2) .........................................................      445,767      235,418
   Prepaid expenses (Note 12) ...................................................        8,419        2,132
                                                                                    ----------   ----------
Total current assets ............................................................    1,527,609      347,035
                                                                                    ----------   ----------
Equipment and leasehold improvements, net (Notes 3 and 9) .......................      480,308      412,033
                                                                                    ----------   ----------
Other assets:
   Patent and license rights, net of  accumulated amortization of
     $807,683 and $683,072 (Note 5) .............................................    1,312,113    1,436,724
   Purchased software technology, net of accumulated amortization of
     $611,955 (Note 13) .........................................................    1,591,083           --
   Note receivable, officer (Note 4) ............................................       18,836       25,531
   Note receivable, related company (Note 4) ....................................           --      416,372
   Other ........................................................................       16,380       42,472
                                                                                    ----------   ----------
Total other assets ..............................................................    2,938,412    1,921,099
                                                                                    ----------   ----------
Total assets ....................................................................   $4,946,329   $2,680,167
                                                                                    ==========   ==========




See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,
                                                                       ----------------------------
                                                                            2000           1999
                                                                       ------------    ------------
Current liabilities:
   Accounts payable ................................................   $    158,036    $    416,666
   Accrued wages and payroll taxes .................................         89,174         122,125
   Interest payable ................................................            863          16,521
   Current maturities of note payable (Note 6) .....................         36,330          36,330
   Current maturities of capital lease obligations (Note 10) .......         30,186          17,830
   Convertible debt (Note 7) .......................................             --         250,000
                                                                       ------------    ------------
Total current liabilities ..........................................        314,589         859,472
Note payable, less current maturities (Note 6) .....................         69,632         105,962
Capital lease obligations, less current maturities (Note 10) .......         20,216          47,146
Contingent stock liability (Note 7) ................................             --         867,000
Convertible debt (Note 7) ..........................................         50,000              --
                                                                       ------------    ------------
Total liabilities ..................................................        454,437       1,879,580
                                                                       ------------    ------------
Commitments and Contingencies (Notes 10 and 12)

Stockholders' equity (Notes 8, 9, 12 and 13):
   Preferred stock, $.001 par value; 5,000,000 shares authorized; no
     shares issued or outstanding ..................................             --              --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     19,210,304 and 12,187,661 shares issued and outstanding .......         19,210          12,188
   Additional paid-in capital ......................................     17,445,275       9,780,003
   Accumulated deficit .............................................    (12,972,593)     (8,991,604)
                                                                       ------------    ------------
Total stockholders' equity .........................................      4,491,892         800,587
                                                                       ------------    ------------
Total liabilities and stockholders' equity .........................   $  4,946,329    $  2,680,167
                                                                       ============    ============



See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS


                                                                  Six Months Ended
                                              Year Ended              June 30,               Year Ended
                                               June 30,      ----------------------------    December 31,
                                                 2000            1999            1998           1998
                                             ------------    ------------    ------------    ------------
                                                                              (Unaudited)
Revenues .................................   $    141,262    $     51,229    $         --    $      9,610
Cost of sales ............................        229,278          60,889              --           6,167
                                             ------------    ------------    ------------    ------------
Gross profit (loss) ......................        (88,016)         (9,660)             --           3,443
                                             ------------    ------------    ------------    ------------
Operating expenses:
     Advertising and promotion ...........        128,576          47,295              --              --
     Depreciation and amortization .......        916,183         138,398         117,034         223,898
     Professional fees ...................        658,877         331,911         249,209         516,808
     Travel ..............................         66,652          47,431          55,442         166,806
     Research and development ............        118,972          28,922         177,665         304,432
     Salaries and wages (including noncash
       charges of $298,845,
       $799,974, $0 and $475,202) ........      1,218,294       1,371,158         177,499       1,189,482
     Selling, general and administrative .      1,007,343         243,582         216,370         644,295
                                             ------------    ------------    ------------    ------------
Total operating expenses .................      4,114,897       2,208,697         993,219       3,045,721
                                             ------------    ------------    ------------    ------------
Loss from operations .....................     (4,202,913)     (2,218,357)       (993,219)     (3,042,278)
                                             ------------    ------------    ------------    ------------
Other income (expense):
     Interest income .....................         36,215          16,486          11,549          32,596
     Interest expense ....................       (652,472)       (390,983)        (27,823)       (112,436)
     Other, net ..........................        838,181        (871,337)             --              --
                                             ------------    ------------    ------------    ------------
Total other income (expense) .............        221,924      (1,245,834)        (16,274)        (79,840)
                                             ------------    ------------    ------------    ------------
Net loss .................................   $ (3,980,989)     (3,464,191)     (1,009,493)     (3,122,118)
                                             ============    ============    ============    ============

Net loss per share - Basic and diluted ...   $      (0.25)   $      (0.12)   $      (0.12)   $      (0.32)
                                             ============    ============    ============    ============

Weighted average number of shares -
   Basic and diluted .....................     15,983,136       8,343,371       8,343,371       9,812,680
                                             ============    ============    ============    ============



See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Additional
                                                        Common Stock         Paid-in
                                                   Shares       Amount       Capital
                                                -----------   -----------   -----------
Balance, January 1, 1998 ....................     8,041,500   $     8,041   $ 3,773,536

Exercise of stock options ...................       326,867           327        46,454

Common stock issued for services ............       242,589           242       467,564

Common stock issued for cash ................     1,721,055         1,721     2,100,508

Common stock issued for cash and matching
   employee purchase at $4.12 per share .....       178,000           178       732,410

Common stock issued for cash and matching
   employee purchase at $1.00 per share .....        12,500            13        12,487

Common stock issued as compensation .........        15,000            15        37,485

Common stock issued with convertible debt ...       158,750           159       215,829

Common stock issued on conversion of debt ...       381,065           381       391,923

Unearned compensation, net of amortization of
   $138,308 .................................            --            --            --

Compensatory stock options issued ...........            --            --       117,772

Stock subscription receivable ...............            --            --            --

Net loss ....................................            --            --            --
                                                -----------   -----------   -----------

Balances as of December 31, 1998 ............    11,077,326        11,077     7,895,968

Common stock issued for cash ................       200,000           200       199,800

Common stock issued with convertible debt ...        95,250            95       123,167

Common stock issued on conversion of debt and
   accrued interest .........................       398,328           399       995,191

[RESTUBBED]

                                                  Stock         Unearned
                                                Subscription      Stock       Accumulated
                                                Receivable     Compensation     Deficit         Total
                                                -----------    -----------    -----------    -----------
Balance, January 1, 1998 ....................   $        --    $        --    $(2,405,295)     1,376,282

Exercise of stock options ...................            --             --             --         46,781

Common stock issued for services ............            --             --             --        467,806

Common stock issued for cash ................            --             --             --      2,102,229

Common stock issued for cash and matching
   employee purchase at $4.12 per share .....            --             --             --        732,588

Common stock issued for cash and matching
   employee purchase at $1.00 per share .....            --             --             --         12,500

Common stock issued as compensation .........            --             --             --         37,500

Common stock issued with convertible debt ...            --             --             --        215,988

Common stock issued on conversion of debt ...            --             --             --        392,304

Unearned compensation, net of amortization of
   $138,308 .................................            --       (610,442)            --       (610,442)

Compensatory stock options issued ...........            --             --             --        117,772

Stock subscription receivable ...............        (1,230)            --             --         (1,230)

Net loss ....................................            --             --     (3,122,118)    (3,122,118)
                                                -----------    -----------    -----------    -----------

Balances as of December 31, 1998 ............        (1,230)      (610,442)    (5,527,413)     1,767,960

Common stock issued for cash ................            --             --             --        200,000

Common stock issued with convertible debt ...            --             --             --        123,262

Common stock issued on conversion of debt and
   accrued interest .........................            --             --             --        995,590



See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Additional
                                                         Common Stock              Paid-in
                                                     Shares          Amount        Capital
                                                 ------------    ------------    ------------

Common stock issued for services .............        312,007             312         336,269

Common stock issued on bridge loan extensions          90,750              91         107,596

Expiration of stock subscription .............         (2,000)             (2)         (7,728)

Common stock issued as compensation ..........         16,000              16          41,584

Compensatory stock options issued ............             --              --          88,156

Amortization of deferred compensation ........             --              --              --

Net loss .....................................             --              --              --
                                                 ------------    ------------    ------------

Balances as of June 30, 1999 .................     12,187,661          12,188       9,780,003

Exercise of stock options ....................         81,638              82          62,311

Common stock issued for cash .................      3,858,000           3,858       3,854,142

Common stock issued for purchase of business .      1,944,000           1,944       1,796,198

Common stock issued with convertible debt ....         54,000              54          68,256

Common stock issued for services .............        667,005             666         752,983

Common stock issued as compensation ..........         98,000              98         218,964

Common stock issued on conversion of debt ....        320,000             320         419,680

Compensatory stock options issued to employees             --              --          79,783

Compensatory stock options issued for services             --              --         412,955

Net loss .....................................             --              --              --
                                                 ------------    ------------    ------------

Balances as of June 30, 2000 .................     19,210,304    $     19,210    $ 17,445,275
                                                 ============    ============    ============

[RESTUBBED]

                                                       Stock         Unearned
                                                    Subscription      Stock       Accumulated
                                                     Receivable    Compensation     Deficit           Total
                                                    ------------   ------------   ------------    ------------
Common stock issued for services .............             --             --             --         336,581

Common stock issued on bridge loan extensions              --             --             --         107,687

Expiration of stock subscription .............          1,230          6,500             --              --

Common stock issued as compensation ..........             --             --             --          41,600

Compensatory stock options issued ............             --             --             --          88,156

Amortization of deferred compensation ........             --        603,942             --         603,942

Net loss .....................................             --             --     (3,464,191)     (3,464,191)
                                                 ------------   ------------   ------------    ------------

Balances as of June 30, 1999 .................             --             --     (8,991,604)        800,587

Exercise of stock options ....................             --             --             --          62,393

Common stock issued for cash .................             --             --             --       3,858,000

Common stock issued for purchase of business .             --             --             --       1,798,142

Common stock issued with convertible debt ....             --             --             --          68,310

Common stock issued for services .............             --             --             --         753,649

Common stock issued as compensation ..........             --             --             --         219,062

Common stock issued on conversion of debt ....             --             --             --         420,000

Compensatory stock options issued to employees             --             --             --          79,783

Compensatory stock options issued for services             --             --             --         412,955

Net loss .....................................             --             --     (3,980,989)     (3,980,989)
                                                 ------------   ------------   ------------    ------------

Balances as of June 30, 2000 .................   $         --   $         --   $(12,972,593)   $  4,491,892
                                                 ============   ============   ============    ============


See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                       Six Months Ended
                                                     Year Ended           June 30,            Year Ended
                                                     June 30,    --------------------------   December 31,
                                                      2000           1999          1998           1998
                                                  -----------    -----------    -----------    -----------
                                                                                (Unaudited)
Cash flows from operating activities:
   Net loss ...................................   $(3,980,989)   $(3,464,191)   $(1,009,493)   $(3,122,118)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization ............       916,183        138,398        117,034        223,898
     Issuance of common stock and options for
       services ...............................     1,166,604        336,581        154,720        467,806
     Issuance of common stock with
       convertible debt .......................        68,310        107,687             --        215,988
     Issuance of compensatory stock and options
       for employee services ..................       298,845        733,698         35,345        104,409
     Contingently issuable stock ..............      (867,000)       867,000             --             --
     Noncash compensation .....................            --         69,455             --             --
     Loss on disposal of fixed assets .........        26,050             --             --             --
     Provision for inventory obsolescence .....        28,735         11,000             --             --
   Changes in assets and liabilities, net of
    business acquired:
     Accounts receivable ......................        14,043        (27,582)       (12,577)          (247)
     Inventories ..............................      (239,584)      (117,278)            --        (98,338)
     Prepaid expenses .........................        (5,787)            20         (9,039)           (84)
     Other ....................................        26,092        149,043        125,632         (7,015)
     Accounts payable .........................      (266,087)        48,903          7,135        138,410
     Other current liabilities ................       (48,609)        44,863         26,189         94,002
                                                  -----------    -----------    -----------    -----------
Net cash used in operating activities .........    (2,863,194)    (1,102,403)      (565,054)    (1,983,289)
                                                  -----------    -----------    -----------    -----------
Cash flows from investing activities:
   Capital expenditures .......................      (237,160)        (1,290)      (144,538)      (313,099)
   Proceeds from sale of fixed assets .........         3,893         51,334             --             --
   Advances to related party company ..........            --       (126,956)       (50,318)      (289,416)
   Repayments from (advances to) officer ......         6,695          2,104         (2,777)       (17,986)
   Cash in business acquired ..................            78             --             --             --
                                                  -----------    -----------    -----------    -----------
Net cash used in investing activities .........      (226,494)       (74,808)      (197,633)      (620,501)
                                                  -----------    -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of note payable .....       270,000             --             --             --
   Proceeds from issuance of convertible debt .       470,000      1,000,000        275,000        500,000
   Proceeds from exercise of stock options ....        62,393             --         32,326         46,781
   Payments on capital lease obligations ......       (36,394)       (11,430)            --         (2,520)
   Payments on notes payable ..................      (306,330)       (21,258)        (7,553)        (8,006)
   Payment of convertible debt ................      (250,000)            --             --             --
   Proceeds from sale of common stock .........     3,858,000        200,000      2,058,031      2,152,930
                                                  -----------    -----------    -----------    -----------
Net cash provided by financing activities .....     4,067,669      1,167,312      2,357,804      2,689,185
                                                  -----------    -----------    -----------    -----------
Net increase (decrease) in cash ...............       977,981         (9,899)     1,595,117         85,395
Cash at beginning of period ...................        81,656         91,555          6,160          6,160
                                                  -----------    -----------    -----------    -----------
Cash at end of period .........................   $ 1,059,637    $    81,656    $ 1,601,277    $    91,555
                                                  ===========    ===========    ===========    ===========

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                               Year Ended          June 30,           Year Ended
                                                June 30,    ----------------------    December 31,
                                                  2000         1999          1998        1998
                                               -----------  -----------  -----------  -----------
                                                                         (Unaudited)
Supplemental schedule of non-cash investing
   Note payable for leasehold improvements .   $       --   $       --   $  249,148   $  249,148
   Issuance of common stock in exchange for:
     Business acquired .....................    1,798,142           --           --           --
     Reduction of note payable .............           --           --           --       41,144
     Reduction of accrued interest .........           --       20,590           --           --
     Conversion of debt ....................      420,000      975,000      375,000      375,000
     Deferred financing costs ..............           --      123,262       59,738       59,738

Supplemental schedule of cash activities:
   Interest paid in cash ...................   $   27,071   $   12,938   $    5,680   $    3,128



See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)



Nature of Business

Lifestream Technologies, Inc. ("Lifestream Technologies" or "the Company") holds exclusive manufacturing and marketing rights in the United States for the Lifestream Cholesterol Monitor, a hand held instrument that measures cholesterol levels as well as other components in blood. The Company was incorporated pursuant to the laws of the state of Nevada in June 1992. On July 2, 1999, the Company changed its fiscal year end to June 30.

Basis of Presentation

The consolidated financial statements include the operations of the Company and its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All intercompany accounts and transactions have been eliminated on consolidation.

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

Intangible Assets

The costs associated with acquiring purchased software technology and the patented technology have been capitalized and are being charged to expense using the straight line method of amortization over a period of three years and seventeen years, respectively. These amortization periods were determined based on the estimated useful lives of the respective assets.

Management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Revenue Recognition

Revenue from sales of diagnostic units and accessories are recorded at the time goods are shipped. During the year ended June 30, 2000 the Company had net sales of approximately $18,000 or 13% to a significant customer.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of June 30, 2000 and 1999 for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the note receivable from an officer cannot be determined. The fair value of long-term debt and note payable approximate carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)



Net Loss Per Share

Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options, warrants, and convertible debt, which cover 3,651,262, 1,967,398, 1,007,165, and 807,165 shares of the Company's common stock at June 30, 2000 and 1999, December 31, 1998 and June 30, 1998 respectively, are antidilutive only basic EPS is presented. These securities could potentially dilute future EPS calculations.

Unaudited Consolidated Financial Statements

In the opinion of the Company's management, the unaudited consolidated statements of loss and cash flows for the six month period ended June 30, 1998, contain all adjustments (consisting of only normal recurring accruals and adjustments) necessary to present fairly the information set forth therein.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)



1.    Financial Condition and Liquidity

The Company has incurred operating losses since inception and, at June 30, 2000, has a substantial accumulated deficit. In addition, the Company has limited revenues to date and a product for which the market acceptance remains generally untested.

Management of the Company has undertaken certain actions to address these conditions. These actions include seeking new sources of capital or funding to allow the Company to continue production and marketing of its products. Subsequent to year end, the Company has raised approximately $625,000 from both the sale of common stock, under an ongoing $3.0 million private placement, and from certain employees exercising stock options. The Company intends to hold open the private placement until all $3.0 million of common stock has been subscribed. In addition, the Company has obtained approval from the Federal Drug Administration to allow for sale of the Company's consumer model, and intends to begin sales of this product in the second quarter of fiscal 2001. Finally, the Company has employed certain professionals with extensive backgrounds in the medical products industry. It is management's belief that these individuals will assist the Company in executing the Company's business plan. There can be no assurances that the Company will be successful in executing its plans.

2.    Inventories

Inventories consist of the following:

                                                       June 30,
                                                 ------------------
                                                    2000      1999
                                                 --------   -------
Raw materials ......................             $421,397   $199,963
Work in process ....................               54,792     42,767
Finished goods .....................                9,313      3,688
Provision for inventory obsolescence              (39,735)   (11,000)
                                                 --------   --------
Total inventories ..................             $445,767   $235,418
                                                 ========   ========

3.    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

                                                       June 30,
                                                 ------------------
                                                    2000      1999
                                                 --------   -------
Office and data processing equipment .........   $526,552   $314,445
Vehicles .....................................     33,800     33,800
Leasehold improvements .......................    250,438    250,438
                                                 --------   --------
                                                  810,790    598,683
Less accumulated depreciation and amortization    330,482    186,650
                                                 --------   --------
Equipment and leasehold improvements, net ....   $480,308   $412,033
                                                 ========   ========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


4.    Note Receivable

The Company's Chief Executive Officer has received various cash advances pursuant to terms of an unsecured promissory note. In June 1999, the Company issued a non-cash bonus of $69,455 to the Officer, which was recorded as a direct reduction to the note receivable. Advances under the note accrue interest at 8% and have no stated maturity date.

Prior to the acquisition of Secured Interactive Technologies, Inc. (See Note
13), the Company advanced funds totaling $32,035 during the six month period ending June 30, 1999. Advances under the note accrued interest at a rate of 8% and had no stated maturity date. Interest accrued on the note totaled $16,005 at June 30, 1999. The Company also paid certain direct expenses and shared certain facilities and resources with this related party company. As of June 30, 1999, approximately $277,050 was owed to the Company as the agreed-upon estimate of the fair value of the benefits received.

5.    Patent and License Rights

In 1992, the Company acquired all of the assets and liabilities of a related party partnership in exchange for 3,327,000 shares of the Company's common stock. The net assets acquired, which were recorded on the Company's books at the historical cost basis of the partnership, by the Company primarily included license and distribution rights which had been previously acquired by the partnership from an unrelated company. In 1993, the Company acquired the patents and technology from this same unrelated company to complete the asset acquisition. The patent and technology were acquired through the issuance of 470,000 shares of common stock, valued at $1,410,000. The patent and related assets relate to a dry chemistry process used to measure cholesterol levels in blood samples which will be used in the Company's product.

6.       Note Payable

During May 1998, the Company executed a note payable for certain costs incurred in connection with leasehold improvements which were a prerequisite to the Company signing an operating lease for office and production space located in Post Falls, Idaho. The note is payable in monthly installments of $3,028.

Scheduled annual principal maturities of the note payable at June 30, 2000 are as follows:

                 Years ending June 30,                                Amount
                 ------------------------------------------------------------

                 2001........................................    $    36,330
                 2002........................................         36,330
                 2003........................................         33,302
                                                                 -----------
                 Total note payable                                  105,962
                 Less current maturities.....................         36,330
                                                                 -----------
                 Note payable, less current maturities.......    $    69,632
                                                                 ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


7.    Convertible Debt

During 1998 the Company commenced an offering of convertible promissory notes pursuant to which it received proceeds of $225,000 in 1998 and $635,000 in 1999. A director of the Company purchased $150,000 of these notes. The promissory notes were unsecured, matured two years after issuance and bore interest at prime plus 2%. The notes were convertible at any time subsequent to issuance at a per share rate of $2.50, which price exceeded the then fair value of the Company's common stock. In connection with the issuance of the notes, the Company issued each noteholder 7,500 shares of its common stock for each $50,000 of debt. A total of 129,000 shares, valued at approximately $183,000, were issued and recorded as debt financing costs.

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

During 1999, the Company received $115,000 from a director pursuant to terms of two convertible promissory notes. The notes were unsecured, bore interest at 10% and were convertible into shares of the Company's common stock at a per share rate of $2.50. The notes had an initial maturity date of thirty days, with provisions for two additional thirty day extensions. In connection with the issuance and maturity extension of the notes, the Company issued 15,750 shares of its common stock, valued at approximately $26,000, to the director. During June 1999, the notes, together with accrued interest thereon of approximately $5,000, were converted into 48,016 shares of the Company's common stock. The noteholder was provided with the same guaranteed share price as noted above. As a result of the share value guarantees offer of $3.50 per share and based on the market price of the Company's common stock of $0.98 per share at June 30, 1999, the Company recorded an estimated liability of $867,000. This amount was calculated as the difference in per share price multiplied by the number of shares as if these shares would have been issued as of June 30, 1999. The share value on the one year anniversary date of the conversion of the notes exceeded $3.50; therefore the estimated liability was reversed during the year ended June 30, 2000.

During February 1999, the Company received $250,000 from an investor pursuant to terms of a convertible promissory note. The note bore interest at 18% and was secured by the pledge of stock held by the Company's chairman of the board. The note had an original maturity date of thirty days, with provisions for the extension of the maturity date for two additional thirty day periods. In connection with the origination and extension of the note, the Company issued to the noteholder 75,000 shares of its common stock, valued at approximately $81,000. The note and $20,000 of accrued interest thereon, was repaid in July 1999 with funds received pursuant to a short-term advance. In connection with this advance, the Company issued 25,000 shares of its common stock to the lender. This advance was repaid in July 1999 with proceeds from three separate convertible notes totaling $270,000, including $70,000 from a director. On December 15, 1999, the $270,000 debt was converted into 540,000 shares of the Company's common stock. The Company recorded a $270,000 financing expense associated with this conversion as the conversion rate of $0.50 per share was below the fair value of the Company's stock.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


As consideration for these convertible notes, the Company issued the convertible debt holders 54,000 shares of common stock.


On February 28, 2000, the Company commenced a private offering of convertible promissory notes, pursuant to which it received proceeds of $200,000. A director of the Company purchased $150,000 of these notes. The promissory notes are unsecured, mature two years from the date of issuance, and bear interest at 9%. The notes are convertible at any time subsequent to issuance at a per share rate of $3.00. On June 30, 2000, $150,000 of the debt and accrued interest thereon was converted into 51,000 shares of the Company's common stock.

8.    Equity

In June 1999, the Company commenced a private offering of 500,000 shares of the Company's common stock at $1.00 per share with a warrant to purchase one additional share of the Company's common stock at $1.25 per share. The Company received $300,000 and $200,000 pursuant to the terms of this offering during the year ended June 30, 2000 and the six month period ended June 30, 1999, respectively.

The Company commenced a $2,000,000 private offering in October 1999. The terms of this offering consisted of 2,000,000 shares of the Company's common stock offered at $1.00 per share with warrants to purchase 666,667 shares of the Company's common stock at $2.50 per share. On January 21, 2000 the Company increased this offering by $1,000,000 with additional warrants to purchase 333,333 shares of the Company's common stock at $2.50 per share. The Company closed this offering to further investments on February 22, 2000 after receiving $3,558,000 under the terms of the offering.

On June 20, 2000 the Company commenced a private offering of 1,000,000 shares of the Company's common stock at $3.00 per share. One warrant to purchase a share of the Company's stock at $5.00 per share is being issued to subscribers for every two common shares purchased, for a total of 500,000 warrants. As of June 30, 2000 the Company had not received any money under the terms of the offering.

9.    Stock Options and Warrants

The Company has an Employee Stock Option Plan (the "Plan") which provides for the grant of options to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 2000, 1,330,000 options originally made available under the Plan remain available for grant. The Company grants from time to time stock options to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company funds to further develop and market the Company's product.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)


The following table summarizes the stock option and stock warrant activity:

                                                                     Weighted
                                                                     Average
                                                      Options/       Exercise
                                                      Warrants        Price
                                                    -------------   -----------

Options/warrants outstanding at January 1, 1998 .      591,745    $   0.19
Granted .........................................      831,665        2.04
Expired .........................................     (179,378)      (0.21)
Exercised .......................................     (326,867)      (0.14)
                                                    ----------
Options/warrants outstanding at December 31, 1998      917,165        1.76
Granted .........................................      570,233        1.22
Expired .........................................      (20,000)      (0.20)
                                                    ----------
Options/warrants outstanding at June 30, 1999 ...    1,467,398        1.59
Granted .........................................    2,429,533        1.92
Expired .........................................     (180,698)      (1.05)
Exercised .......................................      (81,638)      (0.76)
                                                     ---------
Options/warrants outstanding at June 30, 2000 ...    3,634,595    $   1.85
                                                     =========


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions as to option grants: expected life of option of five years, expected volatility of 40% for the years ended June 30, 2000 and December 31, 1998, and 58% for the six month period ended June 30, 1999, risk-free interest rate of 6% and a dividend yield of 0%.

The per share fair value at the date of grant of the options granted was approximately $0.83 for the year ended June 30, 2000, $1.02 for the six month period ended June 30, 1999, and $1.56 for the year ended December 31, 1998.

If compensation cost for the Company's Plan had been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                Year Ended                  Six Months Ended                 Year Ended
                               June 30, 2000                 June 30, 1999                December 31, 1998
                         ---------------------------   ----------------------------   ---------------------------
                             As            Pro             As             Pro             As            Pro
                          Reported        Forma         Reported         Forma         Reported        Forma
                         ------------   ------------   ------------    ------------   ------------   ------------

Net loss .............   $  (3,980,989)   $  (4,399,802)   $(3,464,191)   $(3,932,571)   $(3,122,118)   $  (3,841,121)
                         =============    =============    ===========    ===========    ===========    =============


Net loss per share -
   basic and diluted .   $       (0.25)   $       (0.28)   $     (0.30)   $     (0.34)   $     (0.32)   $       (0.39)
                         =============    =============    ===========    ===========    ===========    =============

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)



The following table summarizes information about outstanding stock options and warrants at June 30, 2000:

                                         Options/Warrants                     Options/Warrants
                                            Outstanding                          Exercisable
                            ------------------------------------------   -----------------------
                                            Weighted
                                            Average         Weighted                  Weighted
               Range of                     Remaining       Average                    Average
               Exercise        Number      Contractual      Exercise       Number      Exercise
                Prices      Outstanding    Life (YRS)        Price      Exercisable     Price
             -----------------------------------------------------------------------------------

             $0.25-$0.50          70,000      3.40       $    0.36         70,000      $  0.36
             $0.98-$1.25       1,946,062      4.93            1.22      1,508,329         1.21
             $2.25-$2.50       1,378,533      1.87            2.48      1,378,533         2.48
             $3.00-$3.27         140,000      3.61            3.08         40,000         3.27
             $5.00               100,000      3.25            5.00             --           --
             ---------------------------------------------------------------------------------
             $0.25-$5.00       3,634,595      3.65       $    1.85      2,996,862    $    1.80
             =================================================================================

10.   Lease Commitments

The Company leases a vehicle and computer equipment under capital leases that expire in 2002. In addition, during the six month period ended June 30, 1999, the Company sold to a financing company certain computer equipment and then executed a capital lease for this same equipment.

The Company leases its primary corporate and manufacturing office space in Post Falls, Idaho pursuant to an operating lease which includes a provision which allows for increasing monthly payments. During the year ended June 30, 2000, the Company terminated its office lease relative to its previous corporate headquarters in Ft. Collins, Colorado. In connection therewith, the Company paid a one-time lease termination fee of $16,000.

Future minimum lease payments required under these lease agreements are as follows:

                                                                          Capital      Operating
                 Years ending June 30,                                      Lease         Leases
                 --------------------------                           -------------   ------------

                 2001..............................................   $    36,987     $   60,114
                 2002..............................................        24,264         69,834
                 2003..............................................            --         64,015
                                                                      -----------     ----------
                 Total lease payments..............................        61,251     $  193,963
                                                                                      ==========
                 Less imputed interest.............................        10,849
                                                                      -----------
                 Present value of net minimum lease payments.......        50,402

                 Less current maturities...........................        30,186
                                                                      -----------
                 Total long-term capital lease obligation..........   $    20,216
                                                                      ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     (Information for the six month period ended June 30, 1998 is unaudited)



The capital leases are collateralized by fixed assets having a book value of $53,627 at June 30, 2000. Rent expense for the years ended June 30, 2000 and December 31, 1998 was $52,429 and $41,832. Rent expense for the six month period ended June 30, 1999 was $24,083.

11.   Income Taxes

At June 30, 2000 and 1999, the Company had deferred tax assets of approximately $5,400,000 and $3,759,000 principally arising from net operating loss carryforwards for income tax purposes. The total net operating loss carryforward includes IRC Section 382 losses, which restricts the total amount of loss that can be used for tax purposes in any one year. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established for all periods presented.

At June 30, 2000, the Company has net operating loss carryforwards totaling approximately $12,603,000 which expire in the years 2006 through 2020.

12.   Commitments and Contingencies

In April 1999, the Company executed employment agreements with substantially all of its employees. The employment agreements contain terms, which specified a reduced salary for a 90 day period and granted the employees options to purchase 101,000 shares of the Company's common stock at a per share price of $1.25. At conclusion of this 90 day period, employees who remained in the employment of the Company were to receive a cash bonus based on a percentage of the employee's annualized salary, totaling, in aggregate approximately $69,000. On July 9, 1999, the Company did not have adequate funds to pay the bonus, and the employees received options to purchase, in aggregate, an additional 94,000 shares of the Company's common stock at a per share price of $1.25. The cash bonus was paid during the fiscal year ended June 30, 2000.

In January 1998, the Company entered into a license and supply agreement with a third party foreign manufacturer pursuant to which the manufacturer will supply the Company with cholesterol measurement modules, which incorporate the Company's technology. During the year ended June 30, 2000 and the six-month period ended June 30, 1999, the Company purchased $285,000 and $100,000 from this manufacturer. As of June 30, 2000 the Company had advanced the supplier $314,500 for inventory not yet received. This manufacturer remains the Company's sole supplier of certain key components necessary in the production of the Cholestron as of June 30, 2000.

13.   Acquisition of Secured Interactive Technologies, Inc.

On September 1, 1999, the Company acquired Secured Interactive Technologies, Inc. ("Secured Interactive"), a software and products development company which created the Privalink System. The Privalink System is a suite of secure Internet medical software and information services for healthcare data management of personal medical records. This acquisition was effected by the Company issuing 1,944,000 shares of common stock, valued at approximately $1,798,000, in exchange for all of the issued and outstanding shares of common stock of Secured Interactive. The results of operations from Secured

Interactive have been reflected in the consolidated results of the Company for the fiscal year ended June 30, 2000.


This transaction has been accounted for in accordance with Accounting Principles Board Opinion No. 16, as a purchase transaction. Accordingly, the assets and liabilities acquired were recorded at estimated fair value. The total consideration paid to acquire Secured Interactive was $1,798,142 and is based on the value of the common stock issued by the Company. The total purchase price of $2,203,142 includes the negative net book value of Secured Interactive as of the date of acquisition, of $405,000. The purchase price has been capitalized onto the books of the Company as purchased software technology, and is being amortized to expense over a 3-year period, the estimated useful life.

The following unaudited pro forma consolidated results of operations are presented as if the Secured Interactive acquisition had been made as of the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the expected future results of the combined operations.

                                          Year Ended          Six Months Ended
                                         June 30, 2000           June 30, 1999
                                         -------------       -----------------

         Net loss                        $  (4,321,597)       $ (4,326,513)

         Net loss per share              $       (0.27)       $      (0.52)


The acquisition of Secured Interactive had previously been reported in the Company's fiscal 2000 interim financial statements as a combination of entities under common control. During the fourth quarter of fiscal 2000, it was determined that the acquisition should be accounted for as a purchase. The impact of this change on previously reported amounts is as follows:

                                                                              Quarter Ended
                                                              September 30,      December 31,        March 31,
                                                                       1999              1999             2000
                                                            ----------------  ----------------     ------------
         As previously reported:
         Net Loss                                             $  (696,435)      $  (798,238)       $  (532,393)
         Net Loss Per Share                                   $     (0.05)      $     (0.05)       $     (0.03)

         As revised:
         Net Loss                                             $  (757,631)      $  (981,826)       $  (715,981)
         Net Loss Per Share                                   $     (0.06)      $     (0.06)       $     (0.04)


EXHIBIT INDEX
-------------

3.1      Articles of Incorporation of Lifestream Technologies, Inc., dated April 6, 1979.(1)
3.2      Amended Articles of Incorporation of Lifestream Technologies, Inc., dated February 11, 1994.(1)
3.3      By-laws of Lifestream Technologies, Inc.(1)
10.1     Exchange Agreement and Plan of Reorganization dated February 11, 1994.(1)
10.2     Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a
         wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998.(2)
10.3     License and Supply Agreement between Lifestream Diagnostics, Inc. and Boehringer Mannheim GmbH.(1)
10.4     Agreement and Plan of Merger by and among Lifestream Technologies, Inc., Secured Interactive
         Technologies, Inc. and the Stockholders of Secured Interactive Technologies, Inc. dated June 24,
         1999.(2)
21.1     Subsidiaries of the Registrant

--------
1 Filed as an Exhibit to the Company's Form 10-SB on December 26, 1996 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Form 8-K on September 1, 1999 and incorporated herein by reference.