Form 10QSB
period 2000-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2000-11-14
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended September 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29058

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                      82-0487965
             ------                                      ----------
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

            510 CLEARWATER LOOP, SUITE 101, POST FALLS, IDAHO 83854
                    (Address of principal executive offices)

                                 (208) 457-9409
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

 YES   X    NO
     ----      ----

As of November 10, 2000, the registrant had 19,681,156 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES      NO   X
                                                   ----     -----------



                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

PART I.     FINANCIAL INFORMATION

                                                                                                    Page

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2000 and June 30, 2000........................ 2

Condensed Consolidated Statements of Operations for the three month periods ended
  September 30, 2000 and September 30, 1999.......................................................... 3

Condensed Consolidated Statements of Cash Flows for the three month periods ended
  September 30, 2000 and September 30, 1999.......................................................... 4

Notes to Interim Condensed Consolidated Financial Statements......................................... 5

Item 2.  Management's Discussion and Analysis........................................................ 8


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................  18

Item 2.  Changes in Securities and Use of Proceeds..................................................  18

Item 3.  Defaults Upon Senior Securities............................................................  18

Item 4.  Submission of Matters to a Vote of Security Holders........................................  18

Item 5.  Other Information..........................................................................  18

Item 6.  Exhibits and Reports on Form 8-K...........................................................  18


This report may contain forward-looking statements that involve certain risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis - Risk Factors" and elsewhere in this report.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
     ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   September 30,             June 30,
                                                                                       2000                    2000
                                                                                   ------------            ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                      $    507,138            $  1,059,637
    Accounts receivable                                                                  13,267                  13,786
    Inventories                                                                         540,485                 445,767
    Prepaid expenses                                                                     96,241                   8,419
                                                                                   ------------            ------------
              Total current assets                                                    1,157,131               1,527,609

Equipment and leasehold improvements, net                                               511,798                 480,308
Purchased software technology, net                                                    1,407,494               1,591,083
Patent and license rights, net                                                        1,280,939               1,312,113
Note receivable - Officer                                                                93,519                  18,836
Other assets                                                                             95,990                  16,380
                                                                                   ------------            ------------
              Total assets                                                         $  4,546,871            $  4,946,329
                                                                                   ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $    387,569            $    158,036
    Accrued liabilities                                                                 106,591                  90,037
    Current maturities of capital lease obligations                                      29,548                  30,186
    Current maturities of note payable                                                   36,330                  36,330
                                                                                   ------------            ------------
              Total current liabilities                                                 560,038                 314,589

Capitalized lease obligations, less current maturities                                   10,536                  20,216
Notes payable, less current maturities                                                   57,522                  69,632
Convertible debt                                                                         50,000                  50,000
                                                                                   ------------            ------------
              Total liabilities                                                         678,096                 454,437
                                                                                   ------------            ------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                        --                      --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      19,548,725 and 19,210,304 issued and outstanding, respectively                     19,549                  19,210
    Additional paid-in capital                                                       18,187,274              17,445,275
    Accumulated deficit                                                             (14,338,048)            (12,972,593)
                                                                                   ------------            ------------

              Total stockholders' equity                                              3,868,775               4,491,892
                                                                                   ------------            ------------
              Total liabilities and stockholders' equity                           $  4,546,871            $  4,946,329
                                                                                   ============            ============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 Three Months Ended
                                                                       ------------------------------------
                                                                       September 30,            September 30,
                                                                           2000                     1999
                                                                       ------------              ----------
Net sales                                                              $     26,974              $   49,976

Cost of sales                                                                44,949                  41,472
                                                                       ------------              ----------
              Gross (loss) profit                                           (17,975)                  8,504

Operating expenses:

    Sales and marketing                                                     259,979                 111,646

    General and administrative                                              476,294                 240,515

    Professional services                                                   260,005                  30,945

    Product research and development                                         93,286                  94,927

    Depreciation and amortization                                           266,686                 139,902
                                                                       ------------              ----------
              Loss from operations                                       (1,374,225)               (609,431)

Interest, net, and other                                                      8,770                (148,199)
                                                                       ------------              ----------
              Net loss                                                 $ (1,365,455)             $ (757,630)
                                                                       ============              ==========
              Net loss per share - Basic                               $      (0.07)             $    (0.06)
                                                                       ============              ==========
              Net loss per share - Diluted                             $      (0.07)             $    (0.06)
                                                                       ============              ==========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended
                                                                       --------------------------------------
                                                                         September 30,       September 30,
                                                                             2000                1999
                                                                       ------------------  ------------------
OPERATING ACTIVITIES:
Net loss                                                                    $ (1,365,455)         $ (757,630)
                                                                            ------------          ----------
Non cash items:
    Depreciation and amortization                                                266,686             139,902
    Issuances of common stock and common stock options for services              301,834             168,488
    Contingently issuable common stock                                                --              (7,000)
Net change in current assets and liabilities, net of business acquired:
    Accounts receivable                                                              519              (4,451)
    Inventories                                                                  (94,718)             25,377
    Prepaid expenses                                                             (87,822)               (978)
    Accounts payable                                                             229,533              10,330
    Accrued liabilities                                                           16,554               2,500
Increase in other non-current assets                                             (79,610)                 --
                                                                            ------------          ----------
      Net cash used in operating activities                                 $   (812,479)         $ (423,462)
                                                                            ------------          ----------

INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements                       $    (83,413)         $   (2,829)
     Advances to officer                                                         (74,683)               (386)
     Cash in business acquired                                                        --                  78
                                                                            ------------          ----------
      Net cash used in investing activities                                 $   (158,096)         $   (3,137)
                                                                            ------------          ----------

FINANCING ACTIVITIES:
    Payments on capital lease obligations                                   $    (10,318)         $   (1,492)
    Payments on notes payable                                                    (12,110)             (3,125)
    Proceeds from sales of common stock                                          210,000             450,000
    Proceeds from exercises of stock options                                     230,504                  --
    Proceeds from issuance of convertible debt                                        --              20,000
                                                                            ------------          ----------
      Net cash provided by financing activities                             $    418,076          $  465,383
                                                                            ------------          ----------
        Net increase in cash and cash equivalents                               (552,499)             38,784
            Cash and cash equivalents, beginning                               1,059,637              81,656
                                                                            ------------          ----------
        Cash and cash equivalents, ending                                   $    507,138          $  120,440
                                                                            ============          ==========


SUPPLEMENTAL CASH FLOW DATA:
-----------------------------
Cash paid for interest                                                           $ 2,066             $ 2,123
Issuances of common stock in exchange for:
    Business acquired                                                                  -           1,798,142
    Financing costs                                                                  657             139,228



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Condensed Consolidated Financial Statements

Nature of Operations and Basis of Presentation

Lifestream Technologies, Inc. ("Lifestream Technologies" or "the Company"), a Nevada corporation, is a healthcare information technology company primarily focused on developing and marketing secure, Internet-based medical solutions through the use of proprietary smart card-enabled medical diagnostic devices. The Company's current product line consists of a professional-use cholesterol monitor, and a soon to be released, over-the-counter, consumer-use cholesterol monitor. Both monitors measure total cholesterol levels in the blood and have received market clearances from the United States Food and Drug Administration ("FDA").

These interim condensed consolidated financial statements include the operations of the Company and its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the management of Lifestream Technologies, Inc., without audit, in accordance with generally accepted accounting principles in the United States and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

Certain amounts in the condensed consolidated financial statements for the prior fiscal year's interim period have been reclassified to be consistent with the current fiscal year's interim presentation.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements. Actual results could differ from those estimates.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)


1.  Interim Condensed Consolidated Financial Statements (continued)

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. The Company's fiscal year ends on June 30th.

2.  Financial Condition and Liquidity

We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at September 30, 2000. Our ability to effectively market our existing professional-use cholesterol monitor has been constrained by continuing capital constraints and, as a consequence, we have realized limited revenues to date. On July 25, 2000, we received FDA market clearance for our new over-the-counter, consumer-use cholesterol monitor, which we believe has a significantly larger market and revenue potential than our existing professional-use cholesterol monitor. We currently anticipate that initial shipments of our consumer-use cholesterol monitor will commence during our second fiscal quarter ending December 31, 2000. However, it must be noted that our ultimate ability to effectively introduce and broadly market our consumer-use cholesterol monitor will likely also be constrained should we be unsuccessful in our current capital raising efforts as described below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be fully realized.

We have undertaken certain actions aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue production and marketing of our products. Since June 30, 2000, we have raised approximately $725,000 from the sale of common stock under an ongoing $3.0 million "best efforts" private placement and approximately $230,000 from the exercising by certain individuals of previously outstanding stock options. The private placement commenced on June 20, 2000 and allows qualified investors to potentially purchase an aggregate one million common shares at $3.00 per share. For every two shares of common stock purchased, the investor will also receive a warrant, expiring on November 30, 2002, entitling them to purchase one additional common share for $5.00. We recently received non-binding letters of intent from one of our existing principal investors and two new investors indicating their current intent to purchase in the aggregate approximately $1.6 million in common shares pursuant to the private placement offering. It is our current intention to keep this private placement open until the earlier of the full $3.0 million being irrevocably subscribed to or November 30, 2000. We have also in our possession an irrevocable letter of credit for $500,000 in contingency funding from an existing principal investor. Additionally, we have recently employed certain professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. There can be no assurances that we will be successful in our ongoing capital-raising efforts or in the execution of our business plan. Any failure by us to raise sufficient funds or to execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)


3.  Inventories

Inventories consist of supplies, component parts, dry chemistry test strips and assembled devices. Inventories are stated at lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                                     September 30,       June 30,
                                                                         2000              2000
                                                                     --------------    ------------
         Raw materials                                                  $219,671         $421,397
         Work in process                                                 104,843           54,792
         Finished goods                                                  255,706            9,313
                                                                        --------         --------
                                                                         580,220          485,502
         Less: Provision for inventory obsolescence                       39,735           39,735
                                                                        --------         --------
         Total inventories                                              $540,485         $445,767
                                                                        ========         ========

4.  Loss Per Share

The following is a reconciliation of the number of common shares used in the computations of net loss per basic and diluted share. Net loss per basic common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per diluted common share is the same as net loss per basic common share as the effects that could occur if securities or other contracts to issue common stock (e.g., stock options, stock warrants and convertible debt) were exercised or converted into common stock would be anti-dilutive:

                                                        Three Months Ended
                                               ---------------------------------
                                                September 30,     September 30,
                                                    2000              1999
                                               ---------------------------------

Net loss                                       $ 1,365,455       $   757,630
                                               ===========       ===========

Average shares outstanding used to
determine net loss per basic common share       19,352,946        13,218,223

Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                        --                --
                                               -----------       -----------
Average shares used to determine net
loss per diluted common share                   19,352,946        13,218,223
                                               ===========       ===========

(1) Excluded anti-dilutive shares issuable through stock options, stock warrants and convertible debt were 2,670,362 and 1,097,540 for the three months ended September 30, 2000 and September 30, 1999, respectively.

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our current business strategies, objectives and plans that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations, identifying, recruiting and retaining highly qualified personnel, consumer receptivity and preferences, availability, affordability and coverage terms of private and public medical insurance, political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in our most recent Form 10-KSB for the fiscal year ended June 30, 2000 filed with the United States Securities and Exchange Commission. References to a fiscal year refer to the calendar year in which such fiscal year ends. Our fiscal year ends on June 30th.

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

Both of our monitors have also been developed to ultimately take advantage of our proprietary Internet technology, Privalink TM, which currently is in beta testing. Once fully developed and available, our Privalink TM system will allow for the cholesterol test results and any other patient medical data stored on the smart card to be encryptically downloaded via the Internet to a secured website we currently have under construction. This value-added capability will allow both patients and their authorized medical providers to use the Internet to conveniently retrieve this stored medical data, along with related scientific literature, thereby promoting effective communication and coordination between physician, pharmacist and patient. Although there can be no assurance of such, we currently anticipate that our Privalink TM system will become available, on a user fee or subscription basis, beginning in our fourth fiscal quarter ended June 30, 2001.

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

Both our professional-use and over-the-counter, consumer use cholesterol monitors have received market clearances from the U.S. Food and Drug Administration ("FDA") and meet all NCEP guidelines for precision. Both monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Either monitor can be easily and discreetly carried in a medical bag, purse or briefcase. To perform a cholesterol test on either monitor, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood on a dry chemistry strip. The strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the monitor's integrated photometry system and converted electronically to a quantitative digital read-out that is displayed within three minutes on an integrated easy-to-read, liquid crystal display ("LCD") screen. Ongoing test results may be stored on an integrated, encryption-based smart card thereby maintaining a complete history of test results. We believe that there are no other hand-held, quantitative cholesterol monitoring systems that are easier to use, more accurate and quicker in obtaining results. Our professional-use cholesterol monitor has been available since March 1999 and currently has a suggested retail price of $299.95. With our July 25, 2000 receipt of market clearance from the FDA, we currently plan to introduce our over-the-counter, consumer-use cholesterol monitor with a suggested retail price of $129.95 in our second fiscal quarter ending December 31, 2000.

Our overriding corporate objective is to ultimately establish our proprietary cholesterol monitors and complimentary Privalink TM system as the consumer standard of care for personal health and wellness and the medical industry standard for virtual patient record storage and retrieval. We plan to achieve our objective by:

0 Achieving and maintaining market leadership through innovative product introductions and extensions

0 Leveraging what we believe to be our superior technological capabilities

0 Accelerating our penetration of targeted markets through key strategic marketing alliances

0 Aggressively targeting the consumer channel with the introduction of our FDA-approved, Over-The-Counter, Consumer-Use Cholesterol Monitor

0 Obtaining and promoting independent third party endorsements by leading healthcare authorities

0 Developing and introducing other proprietary, Internet-enabled medical diagnostic devices to allow consumers to better manage their health

0 Positioning our products as the preferred tools for personal health management of chronic diseases


Our Results of Operations

Our net sales for the three months ended September 30, 2000 ("fiscal 2001 first quarter") were $26,974, as compared to $49,976 for the three months ended September 30, 1999 ("fiscal 2000 first quarter"). On January 1, 1999, we commenced revenue-generating operations related to our professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from the professional-use cholesterol monitor in connection with initial customer shipments. However, the revenue-generating potential of our professional-use monitor has been severely constrained to date by our continued lack of available capital to fund our initially planned sales and marketing efforts for this monitor. Faced with a lack of sufficient capital for the immediate future, we elected to forego the possibility of realizing modestly increased sales in the shorter-term from further capital depleting marketing efforts for our professional-use cholesterol monitor and instead elected to deploy our limited capital resources into the development of our over-the-counter, consumer-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential. We currently anticipate that initial shipments of our over-the-counter, consumer-use cholesterol monitors, which recently received FDA market clearance on July 25, 2000, will commence during the second fiscal quarter ending December 31, 2000. Recently, we have received in excess of $400,000 in purchase orders from two major national retailers for our over-the-counter, consumer-use cholesterol monitors and related dry chemistry strips and smart cards. Product shipments fulfilling these purchase orders are scheduled for December 2000 and January 2001. However, it must be noted that our ultimate ability to effectively introduce and broadly market our over-the-counter, consumer-use cholesterol monitor will also be constrained should we be unsuccessful in our current raising additional funding - See Liquidity and Capital Resources below. As such, there can be no assurance that the revenue-generating potential we perceive for either of our cholesterol monitors will be fully realized.

Cost of sales includes direct labor, direct material, and overhead. Our cost of sales for the fiscal 2001 first quarter were $44,949 as compared to $41,472 for the fiscal 2000 first quarter. We realized a negative gross margin of 66.6% for the fiscal 2001 first quarter as compared to a positive gross margin of 17.0% for the fiscal 2000 first quarter. The limited unit sales to date of our professional-use cholesterol monitor and incentive introductory discounting granted to initial customers has resulted in reductions to our gross revenues and negative gross profits and margins. We expect to continue discounting the prices of our cholesterol monitors until these products receive more widespread market exposure and acceptance. With our recent receipt of purchase orders exceeding $400,000, we anticipate realizing modest positive gross margins over the next ninety days, as we begin to benefit from increased economies of scale.

Total operating expenses were $1,356,250 for the fiscal 2001 first quarter, an increase of $738,315, or 119.5%, from the $617,935 incurred during the fiscal 2000 first quarter. This increase, as further detailed below, primarily is attributable to costs incurred in preparation for the pending launch of our over-the-counter, consumer-use cholesterol monitor.

Sales and marketing expenses were $259,979 for the fiscal 2001 first quarter, an increase of $148,333, or 132.9%, from the $111,646 incurred during the fiscal 2000 first quarter. This increase primarily is attributable to increased trade show attendance, market research, advertising and headcount.

General and administrative expenses were $476,294 (inclusive of $83,760 in non-cash charges) for the fiscal 2001 first quarter, an increase of $235,779, or 98.0%, from the $240,515 (inclusive of $24,240 in non-cash charges) incurred during the fiscal 2000 first quarter. This increase primarily is attributable to increased headcount, director fees and communications costs.

Professional service expenses were $260,005 (inclusive of $122,174 in non-cash charges) for the fiscal 2001 first quarter, as compared to $30,945 (inclusive of $5,000 in non-cash charges) during the fiscal 2000 first quarter. This increase primarily is attributable to increased headhunter, legal, consulting and public relations fees.

Product research and development expenses were $93,286 for the fiscal 2001 first quarter (inclusive of $9,633 in non-cash charges), relatively constant with the $94,927 (inclusive of $0 in non-cash charges) incurred during the fiscal 2000 first quarter.

Non-cash depreciation and amortization expenses were $266,686 for the fiscal 2001 first quarter, as compared to $139,902 for the fiscal 2000 first quarter. This increase primarily is attributable to the amortization of software technology acquired in our September 3, 1999 acquisition of Secured Interactive Technologies, Inc.

Primarily as a result of the foregoing, our loss from operations for the fiscal 2001 first quarter was $1,374,225, an increase of $764,794, or 125.5%, from the $609,431 incurred during the fiscal 2000 first quarter.

Non-operating expenses and income primarily consist of interest income, interest expense and other miscellaneous income and expense items. Net non-operating income was $8,770 (inclusive of $0 in non-cash charges) for the fiscal 2001 first quarter as compared to net non-operating expenses of $148,199 (inclusive of $139,248 in non-cash charges) for the fiscal 2000 first quarter. The fiscal 2001 first quarter primarily reflects interest income whereas the fiscal 2000 first quarter primarily reflects inducement costs associated with incremental common shares issued in connection with the conversion of $270,000 in convertible debt.

We incurred a net loss of $1,365,455 ($0.07 per basic and diluted share) for the fiscal 2001 first quarter as compared to a net loss of $757,630 ($0.06 per basic and diluted share) for the fiscal 2000 first quarter.

Our Liquidity and Capital Resources

We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at September 30, 2000. Our ability to effectively market our existing professional-use cholesterol monitor has been constrained by continuing capital constraints and, as a consequence, we have realized limited revenues to date. On July 25, 2000, we received FDA market clearance for our new over-the-counter, consumer-use cholesterol monitor, which we believe has a significantly larger market and revenue potential than our existing professional-use cholesterol monitor. We currently anticipate that initial shipments of our consumer-use cholesterol monitor will commence during our second fiscal quarter ending December 31, 2000. However, it must be noted that our ultimate ability to effectively introduce and broadly market our consumer-use cholesterol monitor will likely also be constrained should we be unsuccessful in our current capital raising efforts as described below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be fully realized.

We have undertaken certain actions aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue production and marketing of our products. Since June 30, 2000, we have raised approximately $725,000 from the sale of common stock under an ongoing $3.0 million "best efforts" private placement and approximately $230,000 from the exercising by certain individuals of previously outstanding stock options. The private placement commenced on June 20, 2000 and allows qualified investors to potentially purchase an aggregate one million common shares at $3.00 per share. For every two shares of common stock purchased, the investor will also receive a warrant, expiring on November 30, 2002, entitling them to purchase one additional common share for $5.00. We recently received non-binding letters of intent from one of our existing principal investors and two new investors indicating their current intent to purchase in the aggregate approximately $1.6 million in common shares pursuant to the private placement offering. It is our current intention to keep this private placement open until the earlier of the full $3.0 million being irrevocably subscribed to or November 30, 2000. We have also in our possession an irrevocable letter of credit for $500,000 in contingency funding from an existing principal investor. Additionally, we have recently employed certain professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. There can be no assurances that we will be successful in our ongoing capital-raising efforts or in the execution of our business plan. Any failure by us to raise sufficient funds or to execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

Operating activities used $812,479 in cash and cash equivalents during the fiscal 2001 first quarter as compared to $423,462 during the fiscal 2000 first quarter. This increased consumption rate primarily is attributable to the increased net loss coupled with the negative cash flow effects of increased inventories and prepaid expenses. Partially offsetting these negative cash flow effects were the positive cash flow effects of increased accounts payable and accrued liabilities as well as the adding back of increased non-cash depreciation and amortization and non-cash compensatory charges. We have historically financed our operations through the issuance of common stock and debt securities.

Investing activities used $158,096 in cash and cash equivalents during the fiscal 2001 first quarter as compared to $3,137 during the fiscal 2000 first quarter. The increase in cash and cash equivalents used in investing activities primarily is attributable to increased capital expenditures and advances to an officer.

Financing activities provided $418,076 in cash and cash equivalents during the fiscal 2001 first quarter as compared to $465,383 during the fiscal 2000 first quarter. The decrease in cash and cash equivalents provided by financing activities primarily is attributable to increased proceeds from exercises of stock options being more than offset by decreased proceeds from sales of common stock and issuances of convertible debt.

As a result of the foregoing, we had cash and cash equivalents of $507,138 and $1,059,637 at September 30, 2000 and June 30, 2000, respectively. We had working capital of $597,093 and $1,213,020 at September 30, 2000 and June 30, 2000,
respectively.

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

Risk Factors

History of Operating Losses and Need For Additional Capital/Funding To Fully Execute Our Business Plan.

We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at September 30, 2000. Our ability to effectively market our existing professional-use cholesterol monitor has been constrained by continuing capital constraints and, as a consequence, we have realized limited revenues to date. On July 25, 2000, we received FDA market clearance for our new over-the-counter, consumer-use cholesterol monitor, which we believe has a significantly larger market and revenue potential than our existing professional-use cholesterol monitor. We currently anticipate that initial shipments of our consumer-use cholesterol monitor will commence during our second fiscal quarter ending December 31, 2000. However, it must be noted that our ultimate ability to effectively introduce and broadly market our consumer-use cholesterol monitor will likely also be constrained should we be unsuccessful in our current capital raising efforts as described below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be fully realized.

We have undertaken certain actions aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue production and marketing of our products. Since June 30, 2000, we have raised approximately $725,000 from the sale of

History (continued) common stock under an ongoing $3.0 million "best efforts" private placement and approximately $230,000 from the exercising by certain individuals of previously outstanding stock options. The private placement commenced on June 20, 2000 and allows qualified investors to potentially purchase an aggregate one million common shares at $3.00 per share. For every two shares of common stock purchased, the investor will also receive a warrant, expiring on November 30, 2002, entitling them to purchase one additional common share for $5.00. We recently received non-binding letters of intent from one of our existing principal investors and two new investors indicating their current intent to purchase in the aggregate approximately $1.6 million in common shares pursuant to the private placement offering. It is our current intention to keep this private placement open until the earlier of the full $3.0 million being irrevocably subscribed to or November 30, 2000. We have also in our possession an irrevocable letter of credit for $500,000 in contingency funding from an existing principal investor. Additionally, we have recently employed certain professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. There can be no assurances that we will be successful in our ongoing capital-raising efforts or in the execution of our business plan. Any failure by us to raise sufficient funds or to execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

Limited Marketing Experience and Uncertain Market Acceptance of Products. While certain members of our management team have significant and relevant marketing experience in healthcare diagnostics, as a company we have limited experience marketing our professional-use or consumer-use cholesterol monitors. In the professional market, we are currently working with third party representatives to engage medical product distributors to market our cholesterol monitors. While we have engaged one distributor directly, our third party representatives have only held preliminary discussions with a limited number of distributors to date. It is possible that we will be unsuccessful in retaining suitable distributors for our professional-use product. Additionally, there can be no assurance that these distributors will be successful in introducing and marketing our monitors in the professional marketplace. In the consumer market, we are approaching the traditional consumer retail channel directly, via internal personnel. While we have had initial success in achieving agreements with a major catalogue showroom retailer and a major television-shopping network, we have no assurance that the balance of our distribution efforts will match our early success. Specifically, we may find resistance from department store, chain drug and mass merchandiser classes of trade to accepting our product for distribution. And, achieving adequate distribution does not necessarily guarantee consumer purchase of our consumer cholesterol monitor. Finally, although our initial marketing plan does not focus on such, it should be noted that we have no experience as a company in marketing our products in foreign countries.

Lack of Assembly Experience and Dependence on Certain Sources of Supply. We have limited experience to date in assembling our professional-use cholesterol monitor and minimal experience in assembling our over-the-counter, consumer-use cholesterol monitor. Prior to any significant increase in the current production of our cholesterol monitors, we will have to select and qualify various sources of supply and remain able to manufacture in compliance with regulatory requirements, in sufficient quantity, with appropriate quality and at acceptable costs. There also can be no assurance that we would be able to pass through any incremental costs incurred to our customers. We are also highly dependent upon Roche and LRE as the sole supplier of the diagnostic modules, dry chemistry test strips and calibration keys required for our cholesterol monitors. Should any party be unable to meet its respective continuing obligations under the contract or should we be unable to obtain a renewal of such contract at the end of its five-year term in November 2002, we will be forced to either find another suitable supplier for these critical items or make substantial capital and personnel investments to allow us to internally produce these critical items. Although we have recently entered into discussions with Roche and LRE aimed at revising certain provisions of the above contract and extending its term, there can be no assurance that a revised and extended contract will be obtained. Although we believe that suitable alternative sources are available for our other components, any interruptions in our supply of components or raw materials would likely have at

Lack of Assembly Experience and Dependence on Certain Sources of Supply (continued) least a short-term material adverse effect on our business, financial position, results of operations and cash flows.

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

Competition. The development and marketing of medical products is intensely competitive. There are other companies that are currently marketing, or are seeking to market, diagnostic products that compete with our professional-use and over-the-counter, consumer-use cholesterol monitors. Some of these competing products have received the prerequisite FDA marketing clearances for competing with our monitors. Furthermore, several companies offering products similar to ours have substantially greater financial, marketing and technological resources than we do. As such, there can be no assurance that our products will be able to successfully compete with these existing or future products. Our cholesterol monitors compete, and will continue to compete, with established medical laboratories that have traditionally performed most blood analysis. Certain of our laboratory competitors currently offer services that may be perceived by some individuals as being priced lower than the costs of utilizing our cholesterol monitors. We also can not currently provide the same range of tests provided by these laboratories. In addition, certain health care providers may choose not to change their established means for such tests or make the necessary capital investment to purchase our products. We also face competition in the alternate-site market from makers of bench top multi-test blood analyzers and other point-of-care blood analyzers.

While we believe that our products will be able to successfully compete with clinical laboratories, bench top multi-test analyzers and other point-of-care blood analyzers on the basis of ease of use, portability, the ability to conduct tests without a skilled technician, cost effectiveness and quality of results, there can be no assurance that we will be able to compete successfully. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we are. As such, there can be no assurance that our products will be competitive with the existing or future products or services of our competitors.

 Other companies having a significant presence in the professional market for diagnostic screening and therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer Mannheim GmbH (a subsidiary of Roche Holdings Ltd.), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. However, we believe that we currently have a competitive advantage due to the design and cardiac risk factor analysis capabilities of our professional-use cholesterol monitor as a hand-held, quantitative, affordable and regulatory approved instrument. However, there can be no assurance that our professional-use cholesterol monitor will be able to compete with these other analyzers and testing devices or that our competitors will not succeed in obtaining further government approvals or in

Competition (continued) developing or marketing technologies or products that are more commercially attractive than our current or future products.

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

Potential Impact of Medicare Reimbursement Regulations. Third party payers can affect the pricing and the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for blood testing services. For example, the reimbursement of fees for blood testing services for Medicare patients in the hospital is included under Medicare's prospective payment system diagnosis- related group regulations. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount which physicians and hospitals are able to charge Medicare patients for such services and consequently the price we can charge for our products.

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

Continuing Research and Development Expenditures. We anticipate that we will continue to expend significant funds on our research and product development efforts. There can be no assurance that these costs will ultimately be recovered through the successful development, introduction and marketing of resulting products.

Limited Market for Our Common Shares. Our common stock is currently traded on the American Stock Exchange and currently experiences limited trading volume on any given day. This limited liquidity may adversely affect the ability of a shareholder to sell their shares in the secondary market.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings presently pending to which Lifestream Technologies, Inc. or either of its two subsidiaries are party or of which any of their properties are the subject.

Item 2.   Changes in Securities and Use of Proceeds

The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuance of the following restricted shares.

In April 1998, the Company agreed to issue 2,000 shares of Common Stock to each of the directors elected to the Company's Board of Directors as compensation for each month each serves as a director of the Company. Pursuant to this agreement, 24,000 shares will be issued, in the aggregate, to the directors with respect to the three month period ended September 30, 2000.

In July 2000, we issued 582 shares of common stock to a public relations consultant in exchange for services in the amount of $2,000.

In August 2000, we issued 70,000 shares of common stock to two investors pursuant to our $3,000,000 private placement offering that commenced June 20, 2000.

In August 2000, we issued 2,500 shares of common stock to a public relations consultant pursuant to a consulting agreement valued at $8,000, and 25,000 shares of common stock to our patent attorneys in pre-payment of legal services amounting to $75,000.

In September 2000, we issued 6,207 shares of common stock to a consultant in exchange for services valued at $25,000, and 7,765 shares of common stock to a personnel recruitment firm in exchange for services valued at $33,000.

In September 2000, we issued 16,667 shares of common stock pursuant to our $3,000,000 private placement offering that commenced June 20, 2000, to our corporate attorney in exchange for past and pre-paid invoices for legal services valued at $50,000.

From July 1, 2000 through September 30, 2000, 185,700 shares of common stock were issued in connection with the exercise of outstanding stock options by three individuals at prices ranging from $.98 to $1.25 per share for a total exercise price of $230,504.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 14th day of November 2000.

                                         LIFESTREAM TECHNOLOGIES, INC.


                                         By: /s/ Brett Sweezy
                                             -----------------------------------
                                         Brett Sweezy
                                         Chief Financial and Accounting Officer