Form 10QSB
period 2000-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2001-02-20
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended December 31, 2000

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

             510 CLEARWATER LOOP, SUITE 101, POST FALLS, IDAHO 83854
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 457-9409

                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: YES X   NO
                                             ---     ---
As of February 16, 2001, the registrant had 20,175,611 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES      NO   X
                                                   ------  -----

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2000


PART I.     FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2000............................  2

Condensed Consolidated Statements of Operations for the three and six month periods ended
  December 31, 2000 and December 31, 1999...............................................................  3

Condensed Consolidated Statements of Cash Flows for the three and six month periods ended
  December 31, 2000 and December 31, 1999...............................................................  4

Notes to Interim Condensed Consolidated Financial Statements............................................  5

Item 2.  Management's Discussion and Analysis...........................................................  8


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................  19

Item 2.  Changes in Securities and Use of Proceeds......................................................  19

Item 3.  Defaults Upon Senior Securities................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders............................................  19

Item 5.  Other Information..............................................................................  20

Item 6.  Exhibits and Reports on Form 8-K...............................................................  20

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
     ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                        December 31,     June 30,
                                                                           2000            2000
                                                                       ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $    177,372    $  1,059,637
    Accounts receivable                                                     295,199          13,786
    Inventories                                                           1,482,805         445,767
    Prepaid expenses                                                        158,859           8,419
                                                                       ------------    ------------

              Total current assets                                        2,114,235       1,527,609

Equipment and leasehold improvements, net                                   914,397         480,308
Purchased software technology, net                                        1,260,572       1,591,083
Patent and license rights, net                                            1,249,765       1,312,113
Note receivable - Officer                                                    93,470          18,836
Other assets                                                                 12,499          16,380
                                                                       ------------    ------------

              Total assets                                             $  5,644,938    $  4,946,329
                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                   $  1,183,552    $    158,036
    Accrued liabilities                                                     158,144          90,037
    Deferred revenue                                                        272,226              --
    Current maturities of capital lease obligations                         112,922          30,186
    Current maturities of note payable                                      297,937          36,330
                                                                       ------------    ------------

              Total current liabilities                                   2,024,781         314,589

Capitalized lease obligations, less current maturities                       85,011          20,216
Notes payable, less current maturities                                       39,860          69,632
Convertible debt                                                             50,000          50,000
                                                                       ------------    ------------

              Total liabilities                                           2,199,652         454,437
                                                                       ------------    ------------

STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                            --              --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      20,175,611 and 19,210,304 issued and outstanding, respectively         20,175          19,210
    Additional paid-in capital                                           19,385,111      17,445,275
    Accumulated deficit                                                 (15,960,000)    (12,972,593)
                                                                       ------------    ------------

              Total stockholders' equity                                  3,445,286       4,491,892
                                                                       ------------    ------------
              Total liabilities and stockholders' equity                  5,644,938       4,946,329
                                                                       ============    ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                    Three Months Ended                      Six Months Ended
                                                               ------------------------------        ------------------------------
                                                                        December 31,                         December 31,
                                                                   2000              1999               2000                1999
                                                               -----------        -----------        -----------        -----------
Net sales                                                      $    52,133        $    31,079         $ 79,106 9         $ 81,055 6

Cost of sales                                                       43,942             30,452             88,891             71,924
                                                               -----------        -----------        -----------        -----------

              Gross profit (loss)                                    8,191                627             (9,785)             9,131

Operating expenses:

    Sales and marketing                                            278,055             79,312            538,135            190,956

    General and administrative                                     601,088            280,590          1,077,382            521,105

    Professional services                                          224,521            104,373            484,526            135,318

    Product research and development                               145,148             77,400            238,433            172,327

    Depreciation and amortization                                  282,966            255,924            549,652            395,827
                                                               -----------        -----------        -----------        -----------

              Loss from operations                              (1,523,587)          (796,972)        (2,897,913)        (1,406,402)

Interest, net, and other                                           (98,264)          (184,854)           (89,494)          (333,053)
                                                               -----------        -----------        -----------        -----------

              Net loss                                         $(1,621,851)       $  (981,826)       $(2,987,407)       $(1,739,455)
                                                               ===========        ===========        ===========        ===========

              Net loss per share - Basic                       $     (0.08)       $     (0.06)       $     (0.15)       $     (0.13)
                                                               ===========        ===========        ===========        ===========

              Net loss per share - Diluted                     $     (0.08)       $     (0.06)       $     (0.15)       $     (0.13)
                                                               ===========        ===========        ===========        ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Six Months Ended
                                                                                    --------------------------------
                                                                                    December 31,        December 31,
                                                                                       2000                 1999
                                                                                    -----------          -----------
OPERATING ACTIVITIES:
Net loss                                                                            $(2,987,407)         $(1,739,455)
                                                                                    -----------          -----------
Non cash items:
    Depreciation and amortization                                                       549,652              395,827
    Provision for inventory obsolescence                                                  2,864                   --
    Issuances of common stock and common stock options for services                     548,297              254,518
    Issuance of common stock with convertible debt                                           --              270,000
    Contingently issuable common stock                                                       --              (93,000)
Net change in current assets and liabilities, net of business acquired:

    Accounts receivable                                                                (281,413)              12,811
    Inventories                                                                      (1,039,902)              49,848
    Prepaid expenses                                                                   (150,440)              28,734
    Accounts payable                                                                  1,025,516               39,671
    Accrued liabilities                                                                  68,107               (3,845)
    Deferred revenue                                                                    272,226                   --
Increase in other non-current assets                                                      3,881              (16,418)
                                                                                    -----------          -----------

      Net cash used in operating activities                                         $(1,988,619)         $  (801,309)
                                                                                    -----------          -----------

INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements                               $  (590,882)         $    (2,829)
     Advances to officer                                                                (74,634)                  --
     Cash in business acquired                                                               --                   78
                                                                                    -----------          -----------

      Net cash used in investing activities                                         $  (665,516)         $    (2,751)
                                                                                    -----------          -----------

FINANCING ACTIVITIES:

    Proceeds from capital lease obligations incurred                                $   258,725          $        --
    Principal payments on capital lease obligations                                    (111,194)              (9,004)
    Proceeds from notes payable                                                         250,000              540,000
    Principal payments on notes payable                                                 (18,165)            (520,000)
    Proceeds from sales of common stock                                               1,157,000              735,000
    Proceeds from exercises of stock options                                            235,504                   --
                                                                                    -----------          -----------

      Net cash provided by financing activities                                     $ 1,771,870          $   745,996
                                                                                    -----------          -----------

        Net decrease in cash and cash equivalents                                      (882,265)             (58,064)
            Cash and cash equivalents, beginning                                      1,059,637               81,656
                                                                                    -----------          -----------

        Cash and cash equivalents, ending                                           $   177,372          $    23,592
                                                                                    ===========          ===========
SUPPLEMENTAL CASH FLOW DATA:
----------------------------
Cash paid for interest                                                              $     3,671          $        --
Issuances of common stock in exchange for:
    Business acquired                                                                        --            1,798,142
    Financing costs                                                                      97,427              139,248
    Conversion of debt                                                                                       270,000


         The accompanying notes are an integral part of these condensed consolidated financial statements

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Condensed Consolidated Financial Statements

Nature of Operations and Basis of Presentation

Lifestream Technologies, Inc. ("Lifestream Technologies" or "the Company"), a Nevada corporation, is a healthcare information technology company primarily focused on developing and marketing secure, Internet-based medical solutions through the use of proprietary smart card-enabled medical diagnostic devices. The Company's current product line consists of a professional-use cholesterol monitor and an over-the-counter, consumer-use cholesterol monitor. Both monitors measure total cholesterol levels in the blood and have received market clearances from the United States Food and Drug Administration ("FDA").

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

Certain amounts in the condensed consolidated financial statements for the prior fiscal year's interim periods have been reclassified to be consistent with the current fiscal year's interim presentations.

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

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Financial Condition and Liquidity

The Company has incurred significant operating and net losses since its inception and, as a result, has a substantial accumulated deficit at December 31, 2000. The Company recently began fulfilling initial purchase orders received from a limited number of high-profile, national retailers for its over-the-counter, consumer-use cholesterol monitor which management believes has a significantly larger market and revenue potential than its professional-use cholesterol monitor. However, the Company's ability to broadly market and efficiently produce its cholesterol monitors has been and continues to be severely constrained by its limited capital resources. As such, there can be no assurance that the revenue-generating potential management perceives for its cholesterol monitors will ever be realized.

The Company continues to actively pursue measures aimed at improving its current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow the Company to continue marketing and producing its cholesterol monitors. On September 13, 2000, the Company entered into an agreement with a financial institution with which a member of its Board of Directors ("Director") is affiliated. Under such agreement, the Company may borrow up to $500,000 on an irrevocable and unsecured basis. Borrowings, which must be made in $125,000 increments, accrue interest at the financial institution's then prevailing prime rate plus two percent. There are no associated covenants or restrictions. All principal and accrued interest is due and payable on September 13, 2001. The Director, who provided a personal guarantee, may elect at any time to repay all outstanding principal and accrued interest on the Company's behalf and convert the assumed debt and interest balance into common shares of the Company at mutually agreed upon conversion terms. As of December 31, 2000, the Company had drawn two installments aggregating $250,000. On February 12, 2001, the Company entered into an agreement with one of its existing principal investors ("Investor") that provided it with an unsecured $200,000 bridge loan. The loan accrues interest at 20% per annum and becomes due, if and when, the Company is successful in obtaining a $1.5 million revolving credit facility from an unaffiliated bank to which the Investor pledges personal assets as collateral. In this connection, the Company is currently engaged in discussions with a major bank regarding obtaining a revolving credit facility in the range of $3,000,000 to $6,000,000 to be secured by its accounts receivable and inventory as well as personal assets of and/or guarantees from three of its investors. However, there can be no assurances that the Company will ultimately be successful in its ongoing capital-raising efforts, including procuring the aforementioned revolving credit facility in the desired dollar range or timeframe, or in the execution of its overall business plan. Any failure by the Company to raise sufficient funds in a timely manner or to effectively execute its business plan will have a material adverse impact on its business, results of operations, liquidity and cash flows.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. Inventories

Inventories consist of supplies, component parts, dry chemistry test strips and assembled devices. Inventories are stated at lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                        December 31,   June 30,
                                                            2000        2000
                                                       -----------  -----------

         Raw materials                                 $  902,676   $  421,397
         Work in process                                  101,419       54,792
         Finished goods                                   478,710        9,313
                                                       -----------  -----------
                                                        1,482,805      485,502
         Less: Provision for inventory
             obsolescence                                       0       39,735
                                                       -----------  -----------
         Total inventories                             $1,482,805   $  445,767
                                                       ===========  ===========

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

                                                 Three Months Ended                        Six Months Ended
                                           -------------------------------         -------------------------------

                                           December 31,        December 31,        December 31,        December 31,
                                              2000                 1999                2000                1999
                                           -----------         -----------         -----------         -----------
Net loss                                   $ 1,621,851         $   981,826         $ 2,987,407         $ 1,739,455
                                           ===========         ===========         ===========         ===========

Average shares outstanding used to
determine net loss per basic common
share                                       19,928,270          15,147,651          19,929,563          13,486,616
Net effect of dilutive stock options
based on the treasury stock method                  --                  --                  --                  --
using average market price (1)
                                           -----------         -----------         -----------         -----------
Average shares used to determine net
loss per diluted common share               19,928,270          15,147,651          19,929,563          13,486,616
                                           ===========         ===========         ===========         ===========

(1) Excluded anti-dilutive shares issuable through stock options, stock warrants and convertible debt were 2,839,612 and 185,747 for the three months ended December 31, 2000 and December 31, 1999, respectively, and 3,236,278 and 185,747 for the six months ended December 31, 2000 and December 31, 1999, respectively.

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

Both our professional-use and over-the-counter, consumer-use cholesterol monitors have received market clearances from the U.S. Food and Drug Administration ("FDA") and meet all NCEP guidelines for precision. Both monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Either monitor can be easily and discreetly carried in a medical bag, purse or briefcase. To perform a cholesterol test on either monitor, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood on a dry chemistry strip. The strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the monitor's integrated photometry system and converted electronically to a quantitative digital read-out that is displayed within three minutes on an integrated easy-to-read, liquid crystal display ("LCD") screen. Ongoing test results may be stored on an integrated, encryption-based smart card thereby maintaining a complete history of test results. We believe that there are no other hand-held, quantitative cholesterol monitoring systems that are easier to use, more accurate and quicker in obtaining results. Our professional-use cholesterol monitor was introduced into the marketplace in March 1999 and currently has a suggested retail price of $299.95. We recently introduced our over-the-counter, consumer-use cholesterol monitor into the marketplace in November 2000 with a suggested retail price of $129.95.

Our overriding corporate objective is to ultimately establish our proprietary cholesterol monitors and complimentary Privalink TM system as the consumer standard of care for personal health and wellness and the medical industry standard for virtual patient record storage and retrieval. We plan to achieve our objective by:

>> Achieving and maintaining market leadership through innovative product introductions and extensions

>> Leveraging what we believe to be our superior technological capabilities

>> Accelerating our penetration of targeted markets through key strategic marketing alliances

>> Aggressively targeting the consumer channel with the continued introduction of our FDA-approved, Over-The-Counter, Consumer-Use Cholesterol Monitor

>> Obtaining and promoting independent third party endorsements by leading healthcare authorities

>> Developing and introducing other proprietary, Internet-enabled medical diagnostic devices to allow consumers to better manage their health

>> Positioning our products as the preferred tools for personal health management of chronic diseases

We have recently employed a number of professionals with extensive backgrounds in the medical products industry that we believe will assist us in executing our business plan. In addition, we recently renegotiated our existing license and supply agreement with Roche. The new agreement became effective January 1, 2001 and has a four-year term with an additional one-year option to renew. Provided that we meet certain minimum purchase requirements, Roche will continue to supply us with dry chemistry test strips for our cholesterol monitors but with more favorable licensing fees, strip pricing and payment terms. In the absence of a material breach of contract, the agreement also provides that Roche will not market any competing cholesterol monitors in the United States.

Our Results of Operations

On January 1, 1999, we commenced revenue-generating operations related to our professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of the professional-use cholesterol monitor. However, due to ongoing capital constraints, we subsequently elected to forego the possibility of realizing modestly increased sales in the shorter-term from our professional-use cholesterol monitor and instead elected to deploy our limited capital resources into the development of our over-the-counter, consumer-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential. On July 25, 2000, we received FDA market clearance for our over-the-counter, consumer-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began shipping our consumer-use cholesterol monitor in fulfillment of initial purchase orders received from a limited number of high-profile, national retailers (e.g., QVC, Sharper Image, etc.). However, it must be noted that our ability to broadly market and efficiently produce our cholesterol monitors will continue to be severely constrained should we be unsuccessful in our current capital raising efforts - See Liquidity and Capital Resources below. As such, there can be no assurance that the revenue-generating potential we perceive for either of our cholesterol monitors will be realized.

Our net sales for the three months ended December 31, 2000 ("the fiscal 2001 second quarter") were $52,133, as compared to $31,079 for the three months ended December 31, 1999 ("the fiscal 2000 second quarter"). For the six months ended December 31, 2000 ("the first half of fiscal 2001"), our net sales were $79,106 as compared to $81,055 for the six months ended December 31, 1999 ("the first half of fiscal 2000"). At December 31, 2000, our balance sheet reflects deferred revenue of $272,226 that represents certain additional shipments of our consumer-use cholesterol monitor to retail distributors for which we have deferred revenue recognition pursuant to Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Returns Exist". These revenues will be recognized at such time as we accumulate historical product returns experience sufficient to enable us to reasonably estimate and correspondingly record an accrual for related product returns.

Cost of sales includes direct labor, direct material, and overhead. Our cost of sales for the fiscal 2001 second quarter and first half were $43,942 and $88,891, respectively, as compared to $30,452 and $71,924 for the fiscal 2000 second quarter and first half, respectively. Our resulting gross margins were 15.7% and (12.4)% for the fiscal 2001 second quarter and first half, respectively, as compared to gross margins of 2.0% and 11.3% for the fiscal 2000 second quarter and first half, respectively. Limited unit sales to date and introductory pricing discounts granted to achieve market penetration have resulted in reductions to our gross revenues and modestly positive or negative gross profits and margins. Our ability to realize significantly improved gross profits and margins in the future remains contingent upon our cholesterol monitors receiving broader market exposure and acceptance which, in turn, will enable us to maintain our suggested retail prices and realize various economies of scale.

Total operating expenses were $1,531,778 for the fiscal 2001 second quarter, an increase of $734,179, or 92.0%, from the $797,599 incurred during the fiscal 2000 second quarter. Total operating expenses were $2,888,128 for the first half of fiscal 2001, an increase of $1,472,595, or 104.0%, from the $1,415,533 incurred during the first half of fiscal 2000. These increases, as further detailed below, primarily are attributable to various costs incurred in connection with developing and marketing of our recently debuted over-the-counter, consumer-use cholesterol monitor.

Sales and marketing expenses were $278,055 for the fiscal 2001 second quarter, an increase of $198,743, or 250.6%, from the $79,312 incurred during the fiscal 2000 second quarter. For the first half of fiscal 2001, sales and marketing expenses were $538,135, an increase of $347,179, or 181.8%, from the $190,956 incurred during the first half of fiscal 2000. These increases primarily are attributable to increased marketing and customer service headcount, trade show attendence and market research related to the roll-out of our recently debuted over-the-counter, consumer-use cholesterol montor.

General and administrative expenses were $601,088 (inclusive of $67,920 in non-cash charges) for the fiscal 2001 second quarter, an increase of $320,498, or 114.2%, from the $280,590 (inclusive of $36,030 in non-cash charges) incurred during the fiscal 2000 second quarter. For the first half of fiscal 2001, general and administrative expenses were $1,077,382 (inclusive of $151,680 in non-cash charges), an increase of $556,277, or 106.8%, from the $521,105 (inclusive of $60,270 in non-cash charges) incurred during the first half of fiscal 2000. These increases primarily are attributable to increased support personnel headcount, telecommunications, investor relations activities (including incremental costs incurred in connection with the listing of our common stock on the American Stock Exchange beginning in February 2000 - Ticker Symbol "KFL"), and director fees.

Professional service expenses were $224,521 (inclusive of $86,202 in non-cash charges) for the fiscal 2001 second quarter, an increase of $120,148, or 115.1%, from the $104,373 (inclusive of $10,000 in non-cash charges) incurred during the fiscal 2000 second quarter. For the first half of fiscal 2001, professional service expenses were $484,526 (inclusive of $208,376 in non-cash charges), an increase of $349,208, or 258.1%, from the $135,318 (inclusive of $15,000 in non-cash charges) incurred during the first half of fiscal 2000. These increases primarily are attributable to legal fees associated with new patent filings and patent enforcement litigation initiated against a competitor, the retention of a new investor relations group and incremental headhunter, accounting, consulting and public relations fees.

Product research and development expenses were $145,148 for the fiscal 2001 second quarter, an increase of $67,748, or 87.5%, from the $77,400 incurred during the fiscal 2000 second quarter. For the first half of fiscal 2001, product research and development expenses were $238,433 (inclusive of $9,633 in non-cash charges), an increase of $66,106, or 38.4%, from the $172,327 incurred during the first half of fiscal 2000. These increases primarily are attributable to product development efforts related to the completion of our recently debuted over-the-counter, consumer-use cholesterol monitor.

Non-cash depreciation and amortization expenses were $282,966 for the fiscal 2001 second quarter, an increase of $27,042, or 10.6%, from the $255,924 incurred during the fiscal 2000 second quarter. For the first half of fiscal 2001, non-cash depreciation and amortization expenses were $549,652, an increase of $153,825, or 38.9%, from the $395,827 incurred during the first half of fiscal 2000. These increases primarily are attributable to the amortization of software technology acquired in our September 3, 1999 acquisition of Secured Interactive Technologies, Inc. and, to a lesser extent, incremental amortization and depreciation of infrastructure added to accommodate our increased overall headcount.

Primarily as a result of the foregoing, our losses from operations for the fiscal 2001 second quarter and first half were $1,523,587 and $2,897,913, respectively. This compares to our losses from operations for the fiscal 2000 second quarter and first half of $796,972 and $1,406,402, respectively.

Non-operating expenses and income primarily consist of interest income, interest expense and other miscellaneous income and expense items. Net non-operating expense was $98,264 (inclusive of $92,341 in non-cash charges) for the fiscal 2001 second quarter as compared to $184,854 (inclusive of $40,000 in non-cash charges) for the fiscal 2000 second quarter. For the first half of fiscal 2001, net non-operating expense was $89,494 (inclusive of $92,341 in non-cash charges) as compared to $333,053 (inclusive of $179,248 in non-cash charges) for the first half of fiscal 2000. All periods primarily reflect interest expense with the first half of fiscal 2000 additionally reflecting certain equity inducement costs associated with the conversion of $270,000 in convertible debt. Our interest expense for the first half of fiscal 2001 was slightly offset by interest income earned on cash balances maintained during the fiscal 2001 first quarter.

We incurred a net loss of $1,621,851 ($0.08 per basic and diluted share) for the fiscal 2001 second quarter as compared to a net loss of $981,826 ($0.06 per basic and diluted share) for the fiscal 2000 second quarter. For the first half of fiscal 2001, we incurred a net loss of $2,987,407 ($0.15 per basic and diluted share) as compared to a net loss of $1,739,455 ($0.13 per basic and diluted share).

Our Liquidity and Capital Resources

We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at December 31, 2000. We recently began fulfilling initial purchase orders received from a limited number of high-profile, national retailers for our over-the-counter, consumer-use cholesterol monitor which we believe has a significantly larger market and revenue potential than our professional-use cholesterol monitor. However, our ability to broadly market and efficiently produce our cholesterol monitors has been and continues to be severely constrained by our limited capital resources. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be realized.

We continue to actively pursue measures aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue marketing and producing our cholesterol monitors. On September 13, 2000, we entered into an agreement with a financial institution with which a member of our Board of Directors ("Director") is affiliated. Under such agreement, we may borrow up to $500,000 on an irrevocable and unsecured basis. Borrowings, which must be made in $125,000 increments, accrue interest at the financial institution's then prevailing prime rate plus two percent. There are no associated covenants or restrictions. All principal and accrued interest is due and payable on September 13, 2001. The Director, who provided a personal guarantee, may elect at any time to repay all outstanding principal and accrued interest on our behalf and convert the assumed debt and interest balance into our common shares at mutually agreed upon conversion terms. As of December 31, 2000, we had drawn two installments aggregating $250,000. On February 12, 2001, we entered into an agreement with one of our existing principal investors ("Investor") that provided us with an unsecured $200,000 bridge loan. The loan accrues interest at 20% per annum and becomes due, if and when, we are successful in obtaining a $1.5 million revolving credit facility from an unaffiliated bank to which the Investor pledges personal assets as collateral. In this connection, we are currently engaged in discussions with a major bank regarding obtaining a revolving credit facility in the range of $3,000,000 to $6,000,000 to be secured by our accounts receivable and inventory as well as personal assets of and/or guarantees from three of our investors. However, there can be no assurances that we will ultimately be successful in our ongoing capital-raising efforts, including procuring the aforementioned revolving credit facility in the desired dollar range or timeframe, or in the execution of our overall business plan. Any failure by us to raise sufficient funds in a timely manner or to effectively execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

Our operating activities consumed $1,988,619 in cash and cash equivalents during the first half of fiscal 2001, an increase of $1,187,310, or 148.2%, from the $801,309 in cash and cash equivalents consumed during the first half of fiscal 2000. The increased consumption rate for the first half of fiscal 2001 primarily is attributable to our increased net loss coupled with the negative cash flow effects of increased inventories, accounts receivable and prepaid expenses. Partially offsetting these negative cash flow effects were the positive cash flow effects of increased accounts payable, deferred revenue and accrued liabilities as well as the adding back of increased non-cash depreciation and amortization and non-cash equity compensation charges. We have historically financed our operations through the issuance of common stock and debt securities.

Our investing activities utilized $665,516 in cash and cash equivalents during the first half of fiscal 2001, compared to the nominal utilization of $2,751 in cash and cash equivalents during the first half of fiscal 2000. The first half of fiscal 2001 primarily reflects investments in equipment, leasehold improvements and software technology necessary to the production and marketing of our recently introduced consumer-use cholesterol monitor and, to a significantly lesser extent, advances to an officer.

Our financing activities provided $1,771,870 in cash and cash equivalents during the first half of fiscal 2001, an increase of $1,025,874, or 137.5%, from the $745,996 in cash and cash equivalents provided by financing activities during the first half of fiscal 2000. The increase in cash and cash equivalents provided by financing activities during the first half of fiscal 2001 primarily is attributable to the positive cash flow effects of increased proceeds from capital leases, private equity placements and stock option exercises as well as decreased principal payments on notes payable. Partially offsetting these positive cash flow effects were the negative cash flow effects of decreased proceeds from issuances of notes payable and increased capital lease servicing.

As a result of the foregoing, we had cash and cash equivalents of $177,372 and $1,059,637 at December 31, 2000 and June 30, 2000, respectively. Our working capital was $89,454 and $1,213,020 at December 31, 2000 and June 30, 2000,
respectively.

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

Risk Factors

History of Operating Losses and Need For Additional Capital/Funding To Fully Execute Our Business Plan. We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at December 31, 2000. We recently began fulfilling initial purchase orders received from a limited number of high-profile, national retailers for our over-the-counter, consumer-use cholesterol monitor which we believe has a significantly larger market and revenue potential than our professional-use cholesterol monitor. However, our ability to broadly market and efficiently produce our cholesterol monitors has been and continues to be severely constrained by our limited capital resources. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be realized.

We continue to actively pursue measures aimed at improving our current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue marketing and producing our cholesterol monitors. On September 13, 2000, we entered into an agreement with a financial institution with which a member of our Board of Directors ("Director") is affiliated. Under such agreement, we may borrow up to $500,000 on an irrevocable and unsecured basis. Borrowings, which must be made in $125,000 increments, accrue interest at the financial institution's then prevailing prime rate plus two percent. There are no associated covenants or restrictions. All principal and accrued interest is due and payable on September 13, 2001. The Director, who provided a personal guarantee, may elect at any time to repay all outstanding principal and accrued interest on our behalf and convert the assumed debt and interest balance into our common shares at mutually agreed upon conversion terms. As of December 31, 2000, we had drawn two installments aggregating $250,000. On February 12, 2001, we entered into an agreement with one of our existing principal investors ("Investor") that provided us with an unsecured $200,000 bridge loan. The loan accrues interest at 20% per annum and becomes due, if and when, we are successful in obtaining a $1.5 million revolving credit facility from an unaffiliated bank to which the Investor pledges personal assets as collateral. In this connection, we are currently engaged in discussions with a major bank regarding obtaining a revolving credit facility in the range of $3,000,000 to $6,000,000 to be secured by our accounts receivable and inventory as well as personal assets of and/or guarantees from three of our investors. However, there can be no assurances that we will ultimately be successful in our ongoing capital-raising efforts, including procuring the aforementioned revolving credit facility in the desired dollar range or timeframe, or in the execution of our overall business plan. Any failure by us to raise sufficient funds in a timely manner or to effectively execute our business plan will have a material adverse impact on our business, results of operations, liquidity and cash flows.

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

Lack of Assembly Experience and Dependence on Certain Sources of Supply. We have limited experience to date in assembling our professional-use cholesterol monitor and minimal experience in assembling our over-the-counter, consumer-use cholesterol monitor. Prior to any significant increase in the current production of our cholesterol monitors, we will have to select and qualify various sources of supply and remain able to manufacture in compliance with regulatory requirements, in sufficient quantity, with appropriate quality and at acceptable costs. There also can be no assurance that we would be able to pass through any incremental costs incurred to our customers. We are also highly dependent upon Roche and LRE as the sole supplier of the diagnostic modules, dry chemistry test strips and calibration keys required for our cholesterol monitors. Should any party be unable to meet its respective continuing obligations under the contract, we will be forced to either find another suitable supplier for these critical items or make substantial capital and personnel investments to allow us to internally produce these critical items. Although we believe that suitable alternative sources are available for our other components, any interruptions in our supply of components or raw materials would likely have at least a short-term material adverse effect on our business, financial position, results of operations and cash flows.

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

We are also highly dependent upon the principal members of our current management team. Furthermore, our successful recruiting and retaining of certain additional key personnel will be critical to our future success. Although we believe that we have been successful to date in recruiting and retaining skilled and experienced management, marketing and scientific personnel, there can be no assurance that we will continue to be successful in recruiting and retaining key personnel on acceptable terms, particularly given the current intensely competitive environment for highly-qualified and experienced individuals.

Competition. The development and marketing of medical products is intensely competitive. There are other companies that are currently marketing, or are seeking to market, diagnostic products that compete with our professional-use and over-the-counter, consumer-use cholesterol monitors. Some of these competing products have received the prerequisite FDA marketing clearances for competing with our monitors. Furthermore, several companies offering products similar to ours have substantially greater financial, marketing and technological resources than we do. As such, there can be no assurance that our products will be able to successfully compete with these existing or future products. Our cholesterol monitors compete, and will continue to compete, with established medical laboratories that have traditionally performed most blood analysis. Certain of our laboratory competitors currently offer services that may be perceived by some individuals as being priced lower than the costs of utilizing our cholesterol monitors. We also cannot currently provide the same range of tests provided by these laboratories. In addition, certain health care providers may choose not to change their established means for such tests or make the necessary capital investment to purchase our products. We also face competition in the alternate-site market from makers of bench top multi-test blood analyzers and other point-of-care blood analyzers.

While we believe that our products will be able to successfully compete with clinical laboratories, bench top multi-test analyzers and other point-of-care blood analyzers on the basis of ease of use, portability, the ability to conduct tests without a skilled technician, cost effectiveness and quality of results, there can be no assurance that we will be able to compete successfully. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more

Competition (continued). established marketing, sales and service organizations than we are. As such, there can be no assurance that our products will be competitive with the existing or future products or services of our competitors.

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

Potential Impact of Medicare Reimbursement Regulations. Third party payers can affect the pricing and the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for blood testing services. For example, the reimbursement of fees for blood testing services for Medicare patients in the hospital is included under Medicare's prospective payment system diagnosis-related group regulations. If the reimbursement amounts for blood testing services are decreased in the

Potential Impact of Medicare Reimbursement Regulations (continued). future, it may decrease the amount which physicians and hospitals are able to charge Medicare patients for such services and consequently the price we can charge for our products.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Other than patent enforcement litigation initiated by the Company against a competitor, there are no material legal proceedings presently pending to which Lifestream Technologies, Inc. or either of its two subsidiaries are party or of which any of their properties are the subject.

Item 2.   Changes in Securities and Use of Proceeds

The Company relied on Section 4(2) of the 1933 Act as the basis for an exemption from the registration requirements of the 1933 Act for the issuance of the following restricted shares.

Effective April 1998, we began compensating each member of our Board of Directors with 2,000 common shares for each month of service. Pursuant to this agreement, an aggregate 24,000 common shares will be issued to Board members for the three month period ended December 31, 2000.

In October 2000, we issued (i) 923 common shares to a public relations consultant in exchange for services valued at $3,000 and (ii) 4,431 common shares to a marketing consultant in exchange for services valued at $14,400.

From October 1, 2000 through December 31, 2000, we issued 582,623 common shares pursuant to a "best efforts" private placement offering that commenced June 20, 2000.

In November 2000, we issued 4,000 common shares in connection with the exercise of outstanding stock options by one individual at a per share price of $1.25.

In December 2000, we issued 10,909 common shares to a consultant in exchange for services valued at $22,500.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Below are the proxy tabulation results for matters voted upon at the Company's Annual Meeting of Stockholders held on December 15, 2000:

1.       Election of Directors to the Company's Board of Directors:
         Christopher Maus           For:  11,297,251          Against:  0                Abstain:  8,741

         Michael Crane              For:  11,302,151          Against:  0                Abstain:  3,841

         David Hurley               For:  11,302,151          Against:  0                Abstain:  3,841

2.       Ratify the appointment of the Company's Independent Accountants:

         BDO Seidman LLP            For:  11,285,186          Against:  10,725           Abstain:  10,081

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2000.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 20th day of February 2001.


                                      LIFESTREAM TECHNOLOGIES, INC.
                                      By:  /s/ Brett Sweezy
                                           -------------------------------------
                                          Brett Sweezy
                                          Chief Financial and Accounting Officer