Form 10QSB
period 2001-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2001-05-15
CIK 1029738

25


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


As of May 11, 2001, the registrant had 20,255,114 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2001


PART I.     FINANCIAL INFORMATION

                                                                                            Page
Item 1.  Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000 ................    2

Condensed Consolidated Statements of Operations for the three and nine month periods ended
  March 31, 2001 and March 31, 2000 ......................................................    3

Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended
  March 31, 2001 and March 31, 2000 ......................................................    4

Notes to Interim Condensed Consolidated Financial Statements .............................    5

Item 2.  Management's Discussion and Analysis ............................................   10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................   23

Item 2.  Changes in Securities and Use of Proceeds .......................................   23

Item 3.  Defaults Upon Senior Securities .................................................   23

Item 4.  Submission of Matters to a Vote of Security Holders .............................   23

Item 5.  Other Information ...............................................................   23

Item 6.  Exhibits and Reports on Form 8-K ................................................   23


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


                                         LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 PART I. FINANCIAL INFORMATION
                            ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (unaudited)


                                                                                        March 31,         June 30,
                                                                                           2001             2000
                                                                                       -----------      -------------
                                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    107,574      $  1,059,637
    Accounts receivable                                                                     443,062            13,786
    Inventories                                                                           2,367,039           445,767
    Prepaid expenses                                                                         37,136             8,419
                                                                                       ------------      ------------

              Total current assets                                                        2,954,811         1,527,609

Equipment and leasehold improvements, net                                                 1,028,565           480,308
Software technology, net                                                                  1,109,414         1,591,083
Patent and license rights, net                                                            1,218,591         1,312,113
Note receivable - Officer                                                                    93,974            18,836
Other assets                                                                                 34,185            16,380
                                                                                       ------------      ------------

              Total assets                                                             $  6,439,540      $  4,946,329
                                                                                       ============      ============


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                   $  1,645,687      $    158,036
    Accrued liabilities                                                                     252,536            90,037
    Deferred revenue                                                                        422,982              --
    Current maturities of capital lease obligations                                         100,753            30,186
    Current maturities of note payable                                                      547,301            36,330
                                                                                       ------------      ------------

              Total current liabilities                                                   2,969,259           314,589

Capitalized lease obligations, less current maturities                                      105,235            20,216
Notes payable, less current maturities                                                       39,357            69,632
Convertible debt                                                                          1,090,000            50,000
                                                                                       ------------      ------------

              Total liabilities                                                           4,203,851           454,437
                                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                          --                --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      20,255,114 and 19,210,304 issued and outstanding, respectively                         20,255            19,210
    Additional paid-in capital                                                           19,456,217        17,445,275
    Accumulated deficit                                                                 (17,240,783)      (12,972,593)
                                                                                       ------------      ------------

              Total stockholders' equity                                                  2,235,689         4,491,892
                                                                                       ------------      ------------

              Total liabilities and stockholders' equity                               $  6,439,540      $  4,946,329
                                                                                       ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

             LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                  Three Months Ended            Nine Months Ended
                                             --------------------------    --------------------------
                                                       March 31,                    March 31,
                                                 2001           2000            2001         2000
                                             --------------------------    --------------------------

Net sales                                    $   518,702    $    34,311    $   597,809    $   115,366

Cost of sales                                    393,513         47,166        482,404        119,090
                                             -----------    -----------    -----------    -----------

              Gross profit (loss)                125,189        (12,855)       115,405         (3,724)

Operating expenses:

    Sales and marketing                          229,048        143,135        767,183        334,093

    General and administrative                   515,035        406,665      1,592,417        927,770

    Professional services                        218,719        441,180        703,245        576,498

    Product research and development              92,744        185,791        331,177        358,118

    Depreciation and amortization                303,005        259,616        852,657        655,441
                                             -----------    -----------    -----------    -----------

              Loss from operations            (1,233,362)    (1,449,242)    (4,131,274)    (2,855,644)

Interest, net, and other                         (47,422)       733,263       (136,916)       400,210
                                             -----------    -----------    -----------    -----------

              Net loss                       $(1,280,784)   $  (715,979)   $(4,268,190)   $(2,455,434)
                                             ===========    ===========    ===========    ===========

              Net loss per share - Basic     $     (0.06)   $     (0.04)   $     (0.22)   $     (0.16)
                                             ===========    ===========    ===========    ===========

              Net loss per share - Diluted   $     (0.06)   $     (0.04)   $     (0.22)   $     (0.16)
                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                            -----------------------------
                                                                             March 31,         March 31,
                                                                               2001              2000
                                                                            -----------      ------------
OPERATING ACTIVITIES:
Net loss                                                                    $(4,268,190)     $(2,455,434)
Non cash items:
    Depreciation and amortization                                               852,657          655,441
    Provision for inventory obsolescence                                          2,864             --
    Issuances of common stock and common stock options for services             619,482          630,558
    Issuance of common stock with convertible debt                                 --            270,000
    Contingently issuable common stock                                             --           (719,120)
Net change in current assets and liabilities, net of business acquired:
    Accounts receivable                                                        (429,276)           5,124
    Inventories                                                              (1,924,136)        (267,824)
    Prepaid expenses                                                            (28,717)          30,099
    Accounts payable                                                          1,487,651           29,590
    Accrued liabilities                                                         162,499         (213,415)
    Deferred revenue                                                            422,982             --
Increase in other non-current assets                                            (17,805)         (69,059)
                                                                            -----------      -----------

      Net cash used in operating activities                                  (3,119,989)      (2,104,040)
                                                                            -----------      -----------

INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements                          (756,625)        (132,911)
     Software technology                                                        (69,098)            --
     Advances to officer, net                                                   (75,138)             867
     Cash in business acquired                                                     --                 78
                                                                            -----------      -----------

      Net cash used in investing activities                                    (900,861)        (131,966)
                                                                            -----------      -----------

FINANCING ACTIVITIES:
    Proceeds from capital lease obligations incurred                            266,780             --
    Principal payments on capital lease obligations                            (111,194)         (18,086)
    Proceeds from issuances of notes payable                                    500,000             --
    Principal payments on notes payable                                         (19,304)        (527,038)
    Proceeds from issuances of convertible debt                               1,040,000          540,000
    Proceeds from sales of common stock                                       1,157,000        3,858,000
    Proceeds from exercises of stock options                                    235,505           30,482
                                                                            -----------      -----------

      Net cash provided by financing activities                               3,068,787        3,883,358
                                                                            -----------      -----------

        Net (decrease) increase in cash and cash equivalents                   (952,063)       1,647,352
            Cash and cash equivalents, beginning                              1,059,637           81,656
                                                                            -----------      -----------

        Cash and cash equivalents, ending                                   $   107,574      $ 1,729,008
                                                                            ===========      ===========


SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest                                                      $    30,734      $    23,880
Issuances of common stock in exchange for:
    Business acquired                                                              --          1,798,142
    Financing costs                                                              98,435          428,748
    Conversion of debt                                                                0          270,000

The accompanying notes are an integral part of these condensed consolidated financial statements

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Condensed Consolidated Financial Statements

Nature of Operations and Basis of Presentation

Lifestream Technologies, Inc. (the "Company"), a Nevada corporation, is a healthcare information technology company primarily focused on developing and marketing secure, Internet-based medical solutions through the use of proprietary smart card-enabled medical diagnostic devices. The Company's current product line consists of a professional-use cholesterol monitor and an over-the-counter, consumer-use cholesterol monitor. Both monitors measure total cholesterol levels in the blood and have received market clearances from the United States Food and Drug Administration ("FDA").

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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year periods have been reclassified to be consistent with the current fiscal year's presentation.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  Interim Condensed Consolidated Financial Statements (continued)

Revenue Recognition

The Company recognizes sales and the related cost of sales upon product shipment, provided that all material risks and rewards of ownership are concurrently transferred from the Company to its customer, collection of the related receivable is reasonably assured, and management is able to reliably estimate an appropriate allowance for related sales returns based on relevent historical product experience and future expectations.

Recently Adopted Accounted Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that subsequent changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. The Company adopted the provisions of SFAS No. 133, as amended, effective July 1, 2000 for its fiscal 2001 financial statements. As the Company was not a party to any derivative instruments, the cumulative effect of adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards and SEC Staff Accounting Bulletins Not Yet Adopted

In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company will adopt SAB 101, as required, in its consolidated financial statements for the fourth quarter of fiscal 2001. However, as the Company believes that its current revenue recognition policies comply with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 101, the adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of EITF 00-14. The Company will adopt EITF 00-14, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. The adoption of EITF 00-14 is not expected to have a material impact on the Company's consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Recently Issued Accounting Standards and SEC Staff Accounting Bulletins Not Yet Adopted (continued)

In July 2000, the EITF issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. The provisions of EITF 00-10 prohibit the netting of related shipping and handling costs against sales revenue and require disclosure of the dollar amount of any significant shipping and handling costs excluded from cost of sales. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the income statement classification of any significant shipping and handling costs also be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company will adopt EITF 00-10, as required, in its consolidated financial statements for the fourth quarter of fiscal 2001 with restatement of all comparative prior period financial statements. As the Company includes shipping and handling revenues within net sales and related shipping and handling costs within cost of sales, the adoption of EITF 00-10 will not have a material impact on the Company's consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be charecterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be charecterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. The Company will adopt EITF 00-25, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. The adoption of EITF 00-25 is not expected to have a material impact on the Company's consolidated financial statements.


2. Financial Condition and Liquidity

On January 1, 1999, the Company commenced revenue-generating operations related to its professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, the Company recognized its first revenues from sales of its professional-use cholesterol monitor. However, shortly thereafter, the Company's management elected to curtail the marketing of its professional-use cholesterol monitor and instead deploy the Company's limited capital resources into the development of an over-the-counter, consumer-use cholesterol monitor for which management envisioned, and continues to envision, significantly larger market and revenue potential. On July 25, 2000, the Company received the prerequisite FDA market clearance for its over-the-counter, consumer-use cholesterol monitor thereby allowing it to proceed with production and marketing. In November 2000, the Company began fulfilling initial purchase orders received from a limited number of high-profile, national and regional retailers for its consumer-use cholesterol monitor. To date, the Company has been successful in obtaining additional purchase orders from certain of these retailers as well as in obtaining initial and repeat purchase orders from a number of other high-profile national and regional retailers. The Company has also begun to once again actively market its professional-use cholesterol monitor. However, despite the Company's marketing successes to date, it must be noted that the Company's ability to broadly market and efficiently produce its cholesterol monitors will continue to be severely constrained should it be unsuccessful in its ongoing capital raising efforts - See Liquidity and Capital Resources below. As such, there can be no assurance that the revenue-generating potential the Company's management perceives for its cholesterol monitors will ever be realized.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Financial Condition and Liquidity (continued)

The Company has incurred significant operating and net losses since its inception and, as a result, has a substantial accumulated deficit at March 31, 2001. The Company continues to actively pursue measures aimed at improving its current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow the Company to continue marketing and producing its cholesterol monitors.

Between September 13, 2000 and March 31, 2001, the Company obtained $500,000 in unsecured financing from a financial institution with which a member of its Board of Directors ("Director") is affiliated and to which he provided a personal guarantee. These borrowings accrue interest at the financial institution's prevailing prime rate plus two percent, with all outstanding principal and interest due and payable on or before September 13, 2001. The Director may elect at any time to repay all outstanding principal and accrued interest on the Company's behalf, and to the extent that an appropriate conversion price can be mutually agreed upon, he may subsequently convert the assumed debt and interest balance into common shares of the Company. There are no related covenants or restrictions.

Between February 12, 2001 and March 5, 2001, the Company also obtained $1,000,000 in financing from one of its existing principal investors ("Investor") in exchange for a convertible note payable. The note accrues interest, payable monthly, at the prevailing prime rate plus two percent and is secured by all the assets of the Company, other than its accounts receivable. The principal balance is due no later than March 5, 2003 and the Investor may demand earlier repayment should the Company be successful in obtaining sufficient unrestricted capital or funding from other sources. The Investor may also at any time elect to convert all or part of the outstanding principal balance into common shares of the Company at a stated conversion price of $1.00 per common share with attached warrants at $2.50 per share.

There can be no assurances that the Company will ultimately be successful in any of its ongoing capital-raising efforts or in the execution of its overall business plan. Any failure by the Company to raise sufficient funds in a timely manner or to effectively execute its business plan will have a material adverse impact on its business, results of operations, liquidity and cash flows.


3.  Inventories

Inventories consist of supplies, component parts, dry chemistry test strips and assembled devices. Inventories are stated at lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                                     March 31,         June 30,
                                                                       2001             2000
                                                                 ----------------  ---------------

         Raw materials                                                $1,427,333         $421,397
         Work in process                                                 353,282           54,792
         Finished goods                                                  586,424            9,313
                                                                 ----------------  ---------------
                                                                       2,367,039          485,502
         Less; Provision for inventory obsolescence                            0           39,735
                                                                 ---------------   ---------------
         Total inventories                                            $2,367,039         $445,767
                                                                 ================  ===============

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

                                                Three Months Ended                 Nine Months Ended
                                      ----------------------------------------------------------------------

                                           March 31,        March 31,           March 31,       March 31,
                                             2001             2000                2001            2000
                                      ----------------------------------------------------------------------

Net loss                                  ($1,280,784)     ($  715,979)       ($ 4,268,190)     ($2,455,434)
                                      ======================================================================

Average shares outstanding used to
determine net loss per basic common
share                                       20,202,536       17,957,124         19,782,089       15,401,059
Net effect of dilutive stock options
based on the treasury stock method                   -                -                  -                -
using average market price (1)
                                      ----------------------------------------------------------------------
Average shares used to determine net
loss per diluted common share               20,202,536       17,957,124         19,782,089       15,401,059
                                      ======================================================================

(1) Excluded anti-dilutive shares issuable through stock options, stock warrants and convertible debt were 1,452,429 and 2,883,962 for the three months ended March 31, 2001 and March 31, 2000, respectively, and 2,650,962 and 1,377,429 for the nine months ended March 31, 2001 and March 31, 2000, respectively.

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

Both of our monitors have also been developed to ultimately take advantage of our proprietary Internet technology, Privalink TM, which currently is in beta testing. Once fully developed and available, our Privalink TM system will allow for the cholesterol test results and any other patient medical data stored on the smart card to be encryptically downloaded via the Internet to a secured website we currently have under construction. This value-added capability will allow both patients and their authorized medical providers to use the Internet to conveniently retrieve this stored medical data, along with related scientific literature, thereby promoting effective communication and coordination between physician, pharmacist and patient. Although there can be no assurance of such, we currently anticipate that our PrivalinkTM system, initially with a limited number of basic capabilities, will become available, on a user fee or subscription basis, on or about September 30, 2001.

In its "2000 Heart and Stroke Statistical Update", the American Heart Association ("AHA") estimates that approximately 40 million American adults have "high" total blood cholesterol levels (240 and higher milligrams per deciliter) and approximately 60 million other Americans have "borderline-high" cholesterol levels (200 - 239 milligrams per deciliter). The AHA, as well as the Framingham Study, have identified elevated blood cholesterol as a primary contributor to coronary heart disease ("CHD"), the single largest killer of American males and females, as well as other forms of cardiovascular disease. Of the estimated 600,000 CHD-related deaths in the United States ("U.S.") during 1997, the AHA estimates that about 225,000 died without ever being hospitalized and, in 50% of the men and 63% of the women who died suddenly of CHD, there were no previous symptoms of CHD. The AHA also sights CHD as the leading cause of premature, permanent disability in the U.S. labor force, accounting for 19% of disability allowances by the Social Security Administration. The AHA also estimates that CHD prevention and treatment costs alone exceed $100 billion annually with more than 750,000 new patients entering cholesterol-lowering drug therapy programs each month.

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

Both our professional-use and over-the-counter, consumer-use cholesterol monitors have received market clearances from the U.S. Food and Drug Administration ("FDA") and meet all NCEP guidelines for precision. Both monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Either monitor can be easily and discreetly carried in a medical bag, purse or briefcase. To perform a cholesterol test on either monitor, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood on a dry chemistry strip. The strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol in the blood sample. The resulting color change is "read" by the monitor's integrated photometry system and converted electronically to a quantitative digital read-out that is displayed within three minutes on an integrated easy-to-read, liquid crystal display ("LCD") screen. Ongoing test results may be stored on an integrated, encryption-based smart card thereby maintaining a complete history of test results. We believe that there are no other hand-held, quantitative cholesterol monitoring systems that are easier to use, more accurate and quicker in obtaining results. Our professional-use cholesterol monitor was introduced into the marketplace in March 1999 and currently has a suggested retail price of $299.95. We recently introduced our over-the-counter, consumer-use cholesterol monitor into the marketplace in November 2000 with a suggested retail price of $129.95. The users of our monitors must additionally purchase our dry chemistry test strips, which have a suggested retail price of $19.95 for a box of six single-use test strips.

Our overriding corporate objective is to ultimately establish our proprietary cholesterol monitors and complimentary PrivalinkTM system as the consumer standard of care for personal health and wellness and the medical industry standard for virtual patient record storage and retrieval. We plan to achieve our objective by:

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

Our Results of Operations

On January 1, 1999, we commenced revenue-generating operations related to our professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of our professional-use cholesterol monitor. However, shortly thereafter, we elected to curtail the marketing of our professional-use cholesterol monitor and instead deploy our limited capital resources into the development of an over-the-counter, consumer-use cholesterol monitor for which we envisioned, and continues to envision, significantly larger market and revenue potential. On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, consumer-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling initial purchase orders received from a limited number of high-profile, national and regional retailers for our consumer-use cholesterol monitor. To date, we have been successful in obtaining additional purchase orders from certain of these retailers as well as in obtaining initial and repeat purchase orders from a number of other high-profile national and regional retailers. We have also begun to once again actively market our professional-use cholesterol monitor. However, despite our marketing successes to date, it must be noted that our ability to broadly market and efficiently produce our cholesterol monitors will continue to be severely constrained should we be unsuccessful in our ongoing capital raising efforts - See Liquidity and Capital Resources below. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be realized.

Our net sales for the three months ended March 31, 2001 ("the fiscal 2001 third quarter") were $518,702, as compared to only $34,311 for the three months ended March 31, 2000 ("the fiscal 2000 third quarter"). For the nine months ended March 31, 2001 ("the first nine months of fiscal 2001"), our net sales were $597,809 as compared to only $115,366 for the nine months ended March 31, 2000 ("the first nine months of fiscal 2000"). The vast majority of our fiscal 2001 net sales were derived from sales of our recently debuted over-the-counter, consumer-use cholesterol monitor, whereas all of our fiscal 2000 net sales were derived from sales of our professional-use cholesterol monitor. At March 31, 2001, our balance sheet reflects deferred revenue of $422,982 that represents shipments of our over-the-counter, consumer-use cholesterol monitor to a national retailer for which we have deferred revenue recognition pursuant to Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Returns Exist". These revenues will be recognized at such time as we accumulate historical product returns experience sufficient to enable us to reliably estimate and correspondingly record an accrual for related product returns.

Cost of sales includes direct labor, material and overhead, including product shipping and handling costs. Our cost of sales for the fiscal 2001 third quarter and first nine months were $393,513 and $482,404, respectively, as compared to $47,166 and $119,090 for the fiscal 2000 third quarter and first nine months, respectively. Our resulting gross margins were 24.1% and 19.3% for the fiscal 2001 third quarter and first nine months, respectively, as compared to gross margins of (37.5)% and (3.2)% for the fiscal 2000 third quarter and first nine months, respectively. Limited unit sales of our cholesterol monitors to date and introductory wholesale pricing discounts granted to achieve market penetration with retailers have resulted in reductions to our targeted gross revenues and margins. Our ability to realize significantly improved gross margins in the future remains contingent upon our cholesterol monitors receiving broader market exposure and acceptance which, in turn, will enable us to realize improved prices and realize various economies of scale. In addition, we are currently pursuing a number of initiatives aimed at reducing our component costs, and thereby reducing our overall manufacturing cost per monitor.

Our total operating expenses were $1,358,551 for the fiscal 2001 third quarter, a decrease of $77,836, or 5.4%, from the $1,436,387 incurred during the fiscal 2000 third quarter. Our total operating expenses were $4,246,679 for the first nine months of fiscal 2001, an increase of $1,394,759, or 48.9%, from the $2,851,920 incurred during the first nine months of fiscal 2000. These increases, as further detailed below, primarily are attributable to various costs incurred in connection with developing and marketing of our recently debuted over-the-counter, consumer-use cholesterol monitor.

Our sales and marketing expenses were $229,048 for the fiscal 2001 third quarter, an increase of $85,913, or 60.0%, from the $143,135 incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our sales and marketing expenses were $767,183, an increase of $433,090, or 129.6%, from the $334,093 incurred during the first nine months of fiscal 2000. Both fiscal 2001 increases primarily are attributable to various incremental costs being incurred in connection with marketing our recently debuted over-the-counter, consumer-use cholesterol monitor, including additional sales, marketing and customer service personnel, trade show attendance and participation, advertising, and point-of-sale promotional materials.

Our general and administrative expenses were $515,035 for the fiscal 2001 third quarter, an increase of $108,370, or 26.7%, from the $406,665 incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our general and administrative expenses were $1,592,417 (inclusive of $151,680) in non-cash charges), an increase of $664,647, or 71.6%, from the $927,770 (inclusive of $60,270) in non-cash charges) incurred during the first nine months of fiscal 2000. Both fiscal 2001 increases primarily are attributable to various incremental corporate infrustructure costs necessary to support our increased sales and marketing activities, including additional management, technical and administrative support personnel, increased telecommunications, and additional leased space for our packaging operations. To a lesser extent, the fiscal 2001 periods also reflect increased Board of Directors fees and investor relations costs, including certain incremental costs incurred in connection with the listing of our common stock on the American Stock Exchange beginning in October 2000 - Ticker Symbol "KFL".

Our professional service expenses were $218,719 (inclusive of $93,834 in non-cash charges) for the fiscal 2001 third quarter, a decrease of $222,461, or 50.4%, from the $441,180 (inclusive of $287,000 in non-cash charges) incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our professional service expenses were $703,245 (inclusive of $302,210 in non-cash charges), an increase of $126,747, or 22.0%, from the $576,498 (inclusive of $302,000 in non-cash charges) incurred during the first nine months of fiscal 2000. The decrease for the fiscal 2001 third quarter primarily is attributable to the comparative fiscal 2000 third quarter including significant, non-cash stock compensation to an investor relations consultant. The increase for the first nine months of fiscal 2001 primarily is attributable to incremental legal fees incurred in connection with new patent filings and patent enforcement litigation, and, to a lesser extent, increased recruiting, consulting, accounting and public relations fees.

Our product research and development expenses were $92,744 (inclusive of $17,500 in non-cash charges) for the fiscal 2001 third quarter, a decrease of $93,047, or 50.1%, from the $185,791 incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our product research and development expenses were $331,177 (inclusive of $27,133 in non-cash charges), a decrease of $26,941, or 7.5%, from the $358,118 incurred during the first nine months of fiscal 2000. Both fiscal 2001 decreases primarily are attributable to the fiscal 2000 third quarter including substantial, non-recurring clinical trials costs for our over-the-counter, consumer-use cholesterol monitor. Partially offsetting the decrease for the first nine month of fiscal 2001 are various product development costs incurred in completing our recently debuted over-the-counter, consumer-use cholesterol monitor.

Our non-cash depreciation and amortization expenses were $303,005 for the fiscal 2001 third quarter, an increase of $43,389, or 16.7%, from the $259,616 incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our non-cash depreciation and amortization expenses were $852,657, an increase of $197,216, or 30.1%, from the $655,441 incurred during the first nine months of fiscal 2000. The increase for the fiscal 2001 third quarter primarily is attributable to recently acquired packaging equipment and leasehold improvements. The increase for the first nine months of fiscal 2001 additionally reflects amortization of software technology acquired in our September 3, 1999 acquisition of Secured Interactive Technologies, Inc.

Primarily as a result of the foregoing, our losses from operations for the fiscal 2001 third quarter and first nine months were $1,233,362 and $4,131,274, respectively. This compares to our losses from operations for the fiscal 2000 third quarter and first nine months of $1,449,242 and $2,855,644, respectively.

Our non-operating expenses and income primarily consist of interest income, interest expense and other miscellaneous income and expense items. Our net non-operating expense was $47,422 for the fiscal 2001 third quarter as compared to net non-operating income of $733,263 (inclusive of $664,960 in net non-cash income) for the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our net non-operating expense was $136,916 (inclusive of $92,341 in non-cash charges) as compared to net non-operating income of $400,210 (inclusive of $598,712 in net non-cash income) for the first nine months of fiscal 2000. The comparative fiscal 2000 periods reflect substantial non-cash, non-operating income as a result of our incremental reversing of an $867,000 liability recognized at June 30, 1999 for the entire potential cost of an inducement made to convertible promissory note holders to exercise their common stock conversion rights. As the closing market price of our common stock at each subsequent fiscal quarter-end continued to increase, and ultimately exceed, the price guarantee provided to these individuals, we were required by U.S. generally accepted accounting principles to correspondingly adjust the potential cost of the inducement at each fiscal quarter-end. At March 31, 2000, the originally recorded liability of $867,000 was fully reversed. Partially offsetting these reversals during the first nine months of fiscal 2000 were other non-cash, financing costs incurred in inducing certain individuals with common shares to provide us with short-term financing necessary to extinguish a note payable which had become due. Absent these non-cash items, the fiscal 2001 periods reflect increased interest expense as a result of generally increased debt levels.

We incurred a net loss of $1,280,784 ($0.06 per basic and diluted share) for the fiscal 2001 third quarter as compared to a net loss of $715,979 ($0.04 per basic and diluted share) for the fiscal 2000 third quarter. For the first nine months of fiscal 2001, we incurred a net loss of $4,268,190 ($0.22 per basic and diluted share) as compared to a net loss of $2,455,434 ($0.16 per basic and diluted share) for the first nine months of fiscal 2000.


Our Liquidity and Capital Resources

The Company has incurred significant operating and net losses since its inception and, as a result, has a substantial accumulated deficit at March 31, 2001. We continue to actively pursue measures aimed at improving the Company's current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue marketing and producing our cholesterol monitors.

Between September 13, 2000 and March 31, 2001, we obtained $500,000 in unsecured financing from a financial institution with which a member of our Board of Directors ("Director") is affiliated and to which he provided a personal guarantee. These borrowings accrue interest at the financial institution's prevailing prime rate plus two percent, with all outstanding principal and interest due and payable on or before September 13, 2001. The Director may elect at any time to repay all outstanding principal and accrued interest on the Company's behalf, and to the extent that an appropriate conversion price can be mutually agreed upon, he may subsequently convert the assumed debt and interest balance into common shares of the Company. There are no related covenants or restrictions.

Between February 12, 2001 and March 5, 2001, we also obtained $1,000,000 in financing from one of our existing principal investors ("Investor") in exchange for a convertible note payable. The note accrues interest, payable monthly, at the prevailing prime rate plus two percent and is secured by all the assets of the Company, other than its accounts receivable. The principal balance is due no later than March 5, 2003 and the Investor may demand earlier repayment should we successful in obtaining sufficient unrestricted capital or funding from other sources. The Investor may also at any time elect to convert all or part of the outstanding principal balance into common shares of the Company at a stated conversion price of $1.00 per common share.

There can be no assurances that we will ultimately be successful in any of our ongoing capital-raising efforts or in the execution of our overall business plan. Any failure by us to raise sufficient funds in a timely manner or to effectively execute our business plan will have a material adverse impact on the Company's business, results of operations, liquidity and cash flows.

Our operating activities consumed $3,119,989 in cash and cash equivalents during the first nine months of fiscal 2001, an increase of $1,015,949, or 48.3%, from the $2,104,040 in cash and cash equivalents consumed during the first nine months of fiscal 2000. The increased consumption rate for the first nine months of fiscal 2001 primarily is attributable to our increased net loss coupled with the negative cash flow effects of increased inventories, accounts receivable, prepaid expenses and non-current other assets. Partially offsetting these negative cash flow effects were the positive cash flow effects of increased accounts payable, deferred revenue and accrued liabilities, as well as the adding back of increased non-cash depreciation and amortization. Our operating cash flow for the comparative first nine months of fiscal 2000 also reflects the net positive effect of the non-cash, non-operating income and expense items previously discussed in Management's Discussion and Analysis - Results of Operations. We have historically financed our operations through the issuance of common stock and debt securities.

Our investing activities utilized $900,861 in cash and cash equivalents during the first nine months of fiscal 2001, an increase of $768,895, or 582.6%, from the $131,966 in cash and cash equivalents utilized during the first nine months of fiscal 2000. The increased utilization during first nine months of fiscal 2001 primarily is attributable to investments in packaging equipment, computer hardware and software, and leasehold improvements, and, to a significantly lesser extent, advances to an officer.

Our financing activities provided $3,068,787 in cash and cash equivalents during the first nine months of fiscal 2001, a decrease of $814,571, or 21.0%, from the $3,883,358 in cash and cash equivalents provided by financing activities during the first nine months of fiscal 2000. The decrease in cash and cash equivalents provided by financing activities during the first nine months of fiscal 2001 primarily is attributable to decreased proceeds from sales of common stock. Partially offsetting these decreased cash flows were the positive cash flow effects of increased proceeds from issuances of convertible debt and notes payable, exercises of stock options and, to a lesser extent, increased capital lease obligations.

As a result of the foregoing, we had cash and cash equivalents of $107,574 and $1,059,637 at March 31, 2001 and June 30, 2000, respectively. Our working capital was ($14,448) and $1,213,020 at March 31, 2001 and June 30, 2000,
respectively.

We currently have no material commitments for capital equipment. We anticipate that any capital equipment needs for the foreseeable future will be met through operating leases.

Our Other Matters

Seasonal and Inflationary Influences

We currently are not materially impacted by seasonal or inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk

We currently are not exposed to financial market risks from changes in foreign currency exchange rates and are only modestly impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Recently Issued Accounting Standards and SEC Staff Accounting Bulletins Not Yet Adopted

In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company will adopt SAB 101, as required, in its consolidated financial statements for the fourth quarter of fiscal 2001. However, as the Company believes that its current revenue recognition policies comply with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 101, the adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of EITF 00-14. The Company will adopt EITF 00-14, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. The adoption of EITF 00-14 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2000, the EITF issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. The provisions of EITF 00-10 prohibit the netting of related shipping and handling costs against sales revenue and require disclosure of the dollar amount of any significant shipping and handling costs excluded from cost of sales. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the income statement classification of any significant shipping and handling costs also be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company will adopt EITF 00-10, as required, in its consolidated financial statements for the fourth quarter of fiscal 2001 with restatement of all comparative prior period financial statements. As the Company includes shipping and handling revenues within net sales and related shipping and handling costs within cost of sales, the adoption of EITF 00-10 will not have a material impact on the Company's consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the

Recently Issued Accounting Standards and SEC Staff Accounting Bulletins Not Yet Adopted (continued) provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be charecterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be charecterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. The Company will adopt EITF 00-25, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. The adoption of EITF 00-25 is not expected to have a material impact on the Company's consolidated financial statements.


Risk Factors

History of Operating Losses and Need For Additional Capital/Funding To Fully Execute Our Business Plan. On January 1, 1999, we commenced revenue-generating operations related to our professional-use cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of our professional-use cholesterol monitor. However, shortly thereafter, we elected to curtail the marketing of our professional-use cholesterol monitor and instead deploy our limited capital resources into the development of an over-the-counter, consumer-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential. On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, consumer-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling initial purchase orders received from a limited number of high profile, national and regional retailers for our consumer-use cholesterol monitor. To date, we have been successful in obtaining additional purchase orders from certain of these retailers as well as in obtaining initial and repeat purchase orders from a number of other high-profile national and regional retailers. We have also begun to once again actively market our professional-use cholesterol monitor. However, despite our marketing successes to date, it must be noted that our ability to broadly market and efficiently produce our cholesterol monitors will continue to be severely constrained should we be unsuccessful in our ongoing capital raising efforts - See Liquidity and Capital Resources. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be realized.

The Company has incurred significant operating and net losses since its inception and, as a result, has a substantial accumulated deficit at March 31, 2001. We continue to actively pursue measures aimed at improving the Company's current liquidity and capital resource positions. These actions include seeking new sources of capital or funding to allow us to continue marketing and producing our cholesterol monitors.

Between September 13, 2000 and March 31, 2001, we obtained $500,000 in unsecured financing from a financial institution with which a member of our Board of Directors ("Director") is affiliated and to which he provided a personal guarantee. These borrowings accrue interest at the financial institution's prevailing prime rate plus two percent, with all outstanding principal and interest due and payable on or before September 13, 2001. The Director may elect at any time to repay all outstanding principal and accrued interest on the Company's behalf, and to the extent that an appropriate conversion price can be mutually agreed upon, he may subsequently convert the assumed debt and interest balance into common shares of the Company. There are no related covenants or restrictions.

Between February 12, 2001 and March 5, 2001, we also obtained $1,000,000 in financing from one of our existing principal investors ("Investor") in exchange for a convertible note payable. The note accrues interest, payable monthly, at the prevailing prime rate plus two percent and is secured by all the assets of the

History of Operating Losses and Need For Additional Capital/Funding To Fully Execute Our Business Plan (continued). Company, other than its accounts receivable. The principal balance is due no later than March 5, 2003 and the Investor may demand earlier repayment should we successful in obtaining sufficient unrestricted capital or funding from other sources. The Investor may also at any time elect to convert all or part of the outstanding principal balance into common shares of the Company at a stated conversion price of $1.00 per common share.

There can be no assurances that we will ultimately be successful in any of our ongoing capital-raising efforts or in the execution of our overall business plan. Any failure by us to raise sufficient funds in a timely manner or to effectively execute our business plan will have a material adverse impact on the Company's business, results of operations, liquidity and cash flows.

We have incurred significant operating and net losses since our inception and, as a result, have a substantial accumulated deficit at March 31, 2001. We recently began fulfilling initial purchase orders received from a limited number of high-profile, national retailers for our over-the-counter, consumer-use cholesterol monitor which we believe has a significantly larger market and revenue potential than our professional-use cholesterol monitor. However, our ability to broadly market and efficiently produce our cholesterol monitors has been and continues to be severely constrained by our limited capital resources. As such, there can be no assurance that the revenue-generating potential we perceive for our cholesterol monitors will ever be realized.

Limited Marketing Experience and Uncertain Market Acceptance of Products. While certain members of our management team have significant and relevant marketing experience in healthcare diagnostics, as a company we have limited experience marketing our professional-use or consumer-use cholesterol monitors. Additionally, we are currently working with third party representatives to engage medical product distributors to market our cholesterol monitors. While we have engaged one distributor directly, our third party representatives have only held preliminary discussions with a limited number of distributors to date. It is possible that we will be unsuccessful in retaining suitable distributors for our professional-use product. Additionally, there can be no assurance that these distributors will be successful in introducing and marketing our monitors in the professional marketplace. In the consumer market, we are approaching the traditional consumer retail channel, via internal sales personnel and traditional independent manufacturer representatives. While we have had initial success in achieving agreements with certain national and regional retailers, we have no assurance that the balance of our distribution efforts will match our early success. Additionally, achieving adequate distribution does not necessarily guarantee consumer purchase of our consumer cholesterol monitor. Finally, although our initial marketing plan does not focus on such, it should be noted that we have no experience as a company in marketing our products in foreign countries.

Lack of Assembly Experience and Dependence on Certain Sources of Supply. We have limited experience to date in assembling our professional-use cholesterol monitor and minimal experience in assembling our over-the-counter, consumer-use cholesterol monitor. Prior to any significant increase in the current production of our cholesterol monitors, we will have to select and qualify various sources of supply and remain able to manufacture in compliance with regulatory requirements, in sufficient quantity, with appropriate quality and at acceptable costs. There also can be no assurance that we would be able to pass through any incremental costs incurred to our customers. We are also highly dependent upon Roche and LRE as the sole supplier of the diagnostic modules, dry chemistry test strips and calibration keys required for our cholesterol monitors. Should any party be unable to meet its respective continuing obligations under the contract, we will be forced to either find another suitable supplier for these critical items or make substantial capital and personnel investments to allow us to internally produce these critical items. Although we believe that suitable alternative sources are available for our other components, any

Lack of Assembly Experience and Dependence on Certain Sources of Supply (continued). interruptions in our supply of components or raw materials would likely have at least a short-term material adverse effect on our business, financial position, results of operations and cash flows.

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

Competition. The development and marketing of medical products is intensely competitive. There are other companies that are currently marketing, or are seeking to market, diagnostic products that compete with our professional-use and over-the-counter, consumer-use cholesterol monitors. Some of these competing products have received the prerequisite FDA marketing clearances for competing with our monitors. Furthermore, several companies offering products similar to ours have substantially greater financial, marketing and technological resources than we currently have. As such, there can be no assurance that our products will be able to successfully compete with these existing or future products. Our cholesterol monitors compete, and will continue to compete, with established medical laboratories that have traditionally performed most blood analysis. Certain of our laboratory competitors currently offer services that may be perceived by some individuals as being priced lower than the costs of utilizing our cholesterol monitors. We also cannot currently provide the same range of tests provided by these laboratories. In addition, certain health care providers may choose not to change their established means for such tests or make the necessary capital investment to purchase our products. We also face competition in the alternate-site market from makers of bench top multi-test blood analyzers and other point-of-care blood analyzers.

While we believe that our products will be able to successfully compete with clinical laboratories, bench top multi-test analyzers and other point-of-care blood analyzers on the basis of ease of use, portability, the ability to conduct tests without a skilled technician, cost effectiveness and quality of results, there can be no assurance that we will be able to compete successfully. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we currently have. As such, there can be no assurance that our products will be competitive with the existing or future products or services of our competitors.

Other companies having a significant presence in the professional market for diagnostic screening and therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer Mannheim GmbH (a subsidiary of Roche Holdings Ltd.), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. However, we believe that we currently have a competitive advantage due to the

Competition (continued). design and cardiac risk factor analysis capabilities of our professional-use cholesterol monitor as a hand-held, quantitative, affordable and regulatory approved instrument. However, there can be no assurance that our professional-use cholesterol monitor will be able to compete with these other analyzers and testing devices or that our competitors will not succeed in obtaining further government approvals or in developing or marketing technologies or products that are more commercially attractive than our current or future products.

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

Dependence on and Protection of Patents and Proprietary Technology. Our commercial success is dependent, in part, upon our trade secrets, know-how, patents and other proprietary rights. There can be no assurance that our current and pending patents will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has commercial significance. There can also be no assurance that any current or future patent applications will result in the actual issuance of a patent. Litigation, which would likely be costly and time-consuming, may be necessary to protect our intellectual property. The invalidation of any of our current or future patents could permit increased competition, with

Dependence on and Protection of Patents and Proprietary Technology (continued). potential material adverse effects on our business, results of operations, liquidity and cash flows. In addition, there can be no assurance that our technological applications will not infringe upon the patents or proprietary rights of others or that licenses that might be required for our processes or products will be available to us on commercially reasonable terms, if at all. Furthermore, there can be no assurance that others may not develop or acquire trade secrets or know-how similar to ours.

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

In January 2001, we issued 7,003 common shares to a public relations consultant in exchange for services valued at $13,237.

In March 2001, we issued (i) 55,000 common shares to a legal firm in exchange for services valued at $57,500, and (ii) 17,500 common shares to a consultant in exchange for services valued at $17,500.


Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 15th day of May 2001.


                                   LIFESTREAM TECHNOLOGIES, INC.

                                   By:  /s/ Brett Sweezy
                                        --------------------------------------
                                            Brett Sweezy
                                        Chief Financial and Accounting Officer