Form 10KSB
period 2001-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2001-10-15
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                              --------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-29058

                NEVADA                                      82-0487965
     ---------------------------                       ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 457-9409
                                 --------------
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year ended June 30, 2001 was $1,756,724.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,751,278 as of August 29, 2001, based upon the closing price of $1.54 on the American Stock Exchange ("AMEX"). As of August 29, 2001, 20,385,331 shares of the registrant's $.001 par value common stock were outstanding. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business disclosure format.   Yes [   ]  No [ X ]

                          LIFESTREAM TECHNOLOGIES, INC.

      ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                     PART I

Item 1. Our Business                                                         4
Item 2. Our Properties                                                      14
Item 3. Our Legal Proceedings                                               14
Item 4. Our Submission of Matters to a Vote of Security Holders             14

                                     PART II

Item 5. Our Market for Common Equity and Related Stockholder Matters        15
Item 6. Our Management's Discussion and Analysis                            18
Item 7. Our Consolidated Financial Statements                               28
Item 8. Our Changes in and Disagreements with Accountants on
               Accounting  and Financial Disclosures                        49

                                    PART III

Item 9.   Our Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                                50
Item 10. Our Executive Compensation                                         50
Item 11. Our Security Ownership of Certain Beneficial Owners
                and Management                                              50
Item 12. Our Certain Relationships and Related Transactions                 50
Item 13. Our Exhibits and Reports on Form 8-K                               50

Signatures                                                                  51

Exhibit Index                                                               52

                                     PART I


ITEM 1.  OUR BUSINESS

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "expects," "believes," "estimates," "plans," "intentions," "objectives," "continue our efforts," or other future-oriented statements, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations; identifying, recruiting and retaining highly qualified personnel; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors," and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

References to a fiscal year refer to the calendar year in which such fiscal year ends. Fiscal years 2001 and 2000 ended on June 30th.


Our Business Overview

We are a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. Our current diagnostic product line principally consists of two easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for adult personal-use by at-risk cholesterol patients and health conscious consumers ("our over-the-counter, personal-use cholesterol monitor") and one specifically designed for point-of-care facility-use by various medical professionals ("our professional point-of-care cholesterol monitor"). In October 2001, we will be debuting to the professional pediatric marketplace a slightly modified version of our existing professional point-of-care cholesterol monitor that has been uniquely programmed for measuring total cholesterol in the blood of children and adolescents ("our professional pediatric-care cholesterol monitor").

All of our cholesterol monitors share certain core technological capabilities, primarily being the ability to measure total cholesterol with proven clinical accuracy within three minutes, the ability for each individual user to securely store via encryption up to 200 chronologically dated test results onto one of our Data Concern Personal Health Smart Cards ("our personal health smart card") for subsequent retrieval and trend analysis, and the ability to readily compute an average total cholesterol level using the six most recent test results. Each of our cholesterol monitors operates on the power of a single nine-volt battery and is compact, lightweight and portable, thereby allowing it to be easily and discreetly carried in a briefcase, purse or medical bag. Our monitors were the first total cholesterol monitors with an integrated smart card reader to receive market clearances from the United States Food and Drug Administration ("FDA"). All of our cholesterol monitors meet the precision guidelines set forth by the National Cholesterol Education Program ("NCEP").

To perform a total cholesterol test on any of our monitors, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood onto a disposable, dry chemistry test strip that has been previously inserted into an opening at the optical head of the monitor. The test strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol detected in the blood sample. The resulting color change is then read by the monitor's integrated photometry system and electronically converted into a quantified measurement that is displayed within three minutes on an integrated easy-to-read, liquid crystal display screen. Using a complimentary feature unique to our professional monitors, the administering medical professional can additionally input via the monitor's keypad fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Heart Disease Epidemiological Study ("Framingham Study") and ascertain the likely overall cardiac condition of the patient.


Our Marketplace

The American Heart Association ("AHA"), as well as the Framingham Study, have identified elevated total cholesterol levels in the blood to be a primary contributor to coronary heart disease ("CHD"), the single largest killer of males and females in the United States of America ("U.S."), as well as other forms of cardiovascular disease. In its "2001 Heart and Stroke Statistical Update", the AHA estimated that over 40 million U.S. adults have "high" total cholesterol levels, defined as 240 and higher milligrams per deciliter, and that approximately 60 million additional U.S. adults have "borderline-high" total cholesterol levels, defined as 200 to 239 milligrams per deciliter. Of the 600,000 CHD-related adult deaths estimated by the AHA to have occurred in the U.S. during 1998, the AHA estimates that approximately 220,000 adults died without ever being hospitalized, and, that in 50% of the men and 63% of the women who died suddenly from CHD, there were no previous symptoms. The AHA additionally sights CHD as the leading cause of premature, permanent disability in the U.S. labor force, accounting for approximately one-fifth of all disability allowances made by the U.S. Social Security Administration. The AHA further estimates that CHD prevention and treatment costs alone exceed $100 billion annually with more than 750,000 new patients entering a cholesterol-lowering drug therapy program each month.

In 1985, the National Cholesterol Education Program ("NCEP") was established by the National Heart, Lung, and Blood Institute to educate consumers and medical professionals about the importance of knowing one's total cholesterol level and to establish guidelines for the detection, evaluation and treatment of elevated total cholesterol in adults. The NCEP recommends that all adults obtain a total cholesterol test at least once every five years. Once an individual is initially diagnosed with "high" total cholesterol, the NCEP recommends subsequent testing every three months. In its May 2001 report entitled "Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults," the NCEP reinforced its historical endorsement of intensive cholesterol lowering treatments for adults with CHD but added a new major focus on primary prevention, including intensive cholesterol lowering treatments, for adults possessing multiple CHD risk factors.

A number of recent medical studies have identified elevated total cholesterol levels in the blood of children and adolescents as contributing to the subsequent development of premature CHD in adults. In light of such findings, the AHA, NCEP and American Academy of Pediatrics ("AAP") have all recommended, in light of hereditary disposition evidence, that the children and adolescents of parents with elevated total cholesterol be tested as well. For children and adolescents, the AAP has defined "high" total cholesterol as being 200 plus milligrams per deciliter and "borderline-high" total cholesterol as being 170 to 199 milligrams per deciliter. Based on our market research to date, we have found that many pediatricians have embraced the above findings and guidelines but that most pediatric medical practices currently do not possess a suitable diagnostic device for measuring total cholesterol in children and adolescents. Recognizing this need, we will debut our professional pediatric-care cholesterol monitor at the AAP National Conference and Exhibition in October 2001.


Our Product Offerings

Our efforts to date primarily have been directed at meeting what we perceive to be a continued widespread need for more convenient, timely and affordable means of testing for total cholesterol levels with clinical accuracy than the testing performed by off-site medical laboratories equipped with expensive bench top analyzers that has been traditionally relied upon by primary-care physicians and their patients. We believe that our cholesterol monitors meet this widespread need as they are easier to use, and more convenient, timely and affordable, than bench top analyzers for routine total cholesterol testing. In addition, our monitors allow each individual user to securely store via encryption up to 200 chronologically dated test results onto one of our personal health smart cards for subsequent retrieval and trend analysis and the ability to readily compute an average total cholesterol level using the six most recent test results. Therefore, we believe that our monitors potentially offer significant longer-term societal benefits through earlier detection of elevated total cholesterol levels, more timely interventions by medical professionals, more actively engaged and informed patients, and ultimately, reductions in the number of CHD-related deaths and disabilities.

Our current product offerings are as follows:

     o Our Over-The-Counter, Personal-Use Cholesterol Monitor. Our over-the-counter, personal-use cholesterol monitor was formally introduced into the retail marketplace in January 2001. The monitor is compact, portable and lightweight with dimensions of approximately 6.50" x 5.00" x 1.75" and a weight of approximately one pound. It is programmed with the AHA's thresholds for total cholesterol in adults and has the same cholesterol measuring capabilities as our professional-use monitors. The monitor, with an accompanying lancet and personal health smart card, has a suggested retail price of $129.95 and is warranted for one year from defects in materials or workmanship.

     o Our Professional Point-Of-Care Cholesterol Monitor. Our professional point-of-care cholesterol monitor was introduced to the professional medical community in March 1999. The monitor is compact, portable and lightweight with dimensions of approximately 6.50" x 5.00" x 2.25" and a weight of approximately one pound. It is programmed with the AHA's thresholds for total cholesterol in adults. Through its integrated keypad, the professional operator can input fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Study and ascertain the likely overall cardiac condition of the patient. The monitor, with an accompanying lancet and personal health smart card, has a suggested retail price of $299.95 and is warranted for one year from defects in materials or workmanship.

     o Our Professional Pediatric-Care Cholesterol Monitor. Our professional pediatric-care cholesterol monitor will be introduced to the professional pediatric-care medical community in October 2001. It has the same capabilities, features and footprint of our professional point-of-care cholesterol monitor but is programmed with the AAP's lower thresholds for total cholesterol in children and adolescents. The monitor, with an accompanying lancet and personal health smart card, will have a suggested retail price of $299.95 and will be warranted for one year from defects in materials or workmanship.

     o Our Dry Chemistry Total Cholesterol Test Strips. Our disposable, dry chemistry total cholesterol test strips are packaged in sets of six and have a suggested retail price of $19.95.

     o Our Data Concern Personal Health Smart Cards. Our Data Concern Personal Health Smart Cards are individually packaged and have a suggested retail price of $19.95.

Our Marketing and Distribution

On January 1, 1999, we commenced limited revenue-generating operations related to our professional point-of-care cholesterol monitor. In March 1999, we recognized our first revenues from sales of our professional point-of-care cholesterol monitor. However, shortly thereafter, we elected to curtail further active marketing of our professional point-of-care cholesterol monitor and instead deploy our then severely limited capital resources into the development of an over-the-counter, personal-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential over the longer term.

On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, personal-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling an initial purchase order received from a high-profile, national speciality retailer for our personal-use cholesterol monitor. In January 2001, our over-the-counter, personal-use cholesterol monitor made its formal debut with a prominent national television-based retailer as well as with two additional high-profile, national specialty retailers. Shortly thereafter, our personal-use cholesterol monitor also began to be offered by thirteen other prominent national and regional retailers, including major department store chains and additional speciality retailers. The majority of the aforementioned specialty retailers have multiple sales channels, including retail stores, direct mail catalogs and e-commerce web sites. Currently, our personal-use cholesterol monitor is being offered by over thirty national and regional retailers, including the recent addition of four major national and regional drug store chains. To date, we have been successful in obtaining follow-up purchase orders for escalating quantities from all of these retailers with the exception of the national television-based retailer for which we elected to forego being featured for the foreseeable future.

Our primary retail marketing emphasis for the foreseeable future will be to more fully penetrate high-volume, national and regional drug, grocery and retail chains that feature pharmacies that dispense cholesterol-lowering drugs. To a lesser extent, we will also continue our efforts at more fully penetrating other high-volume mass merchants and specialty retailers.

Additionally, with the national rollout of our personal-use cholesterol monitor well underway, we are beginning to once again actively market our professional point-of-care cholesterol monitor. Our primary marketing emphasis for the foreseeable future will be directed at general practice physicians and, to a lesser extent, pharmacies and wellness centers that offer on-site total cholesterol testing for their customers and which actively market medical diagnostic devices.

In October 2001, we will debut our professional pediatric-care cholesterol monitor at the AAP's National Conference and Exhibition. We will follow this debut with a national marketing campaign directed at primary-care pediatricians.

We also plan on debuting our complimentary Privalink software product on a limited pilot basis during the fourth quarter of calendar 2001. This debut will consist of a local market introduction of its capabilities with the Spokane, Washington branch of the largest private provider of emergency medical transportation services in the U.S ("the provider") and with certain Spokane at-risk residents, such as residents of assisted-care nursing facilities ("the participants") . This pilot program will entail our furnishing of a portable Privalink-enabled smart card reader for each of the provider's Spokane-based ambulances, our furnishing of our personal health smart cards to program participants, and the provider using the furnished smart card readers to load, and subsequently update, critical personal and medical data onto each participant's personal health smart card. When subsequently responding to the immediate medical needs of a program participant, the provider's emergency medical response personnel will have immediate access to the participant's critical personal and medical data. It is our intention to initially leverage the anticipated favorable results of this pilot program to persuade the provider to equip all of its ambulances throughout the U.S. with Privalink-enabled smart card readers and to actively market our personal health smart cards to their constituent communities. We also intend on utilizing the results of and publicity from this pilot program to persuade high-volume manufacturers, distributors and users of medical diagnostic devices to implement Privalink-enabled smart card readers into their devices. Our ultimate objective is to establish our Data Concern Personal Health Smart Card and Privalink software technology as the industry standard for patient data storage and retrieval. We have not yet finalized any price or fee structure for commercially providing the above products and services, nor have we finalized the terms of any related revenue-sharing or commission arrangements to be offered service providers.

With respect to the various marketing and distribution initiatives referenced above, we plan to continue to primarily rely upon the use of our internal sales and marketing personnel supported by targeted advertising and promotions, direct mail, point-of-care brochures and literature, trade show attendance and participation, and our web sites (www.lifestreamtech.com and www.knowitforlife.com). We also anticipate continuing to benefit from broad-based advertising and promotions by retailers carrying our personal-use cholesterol monitor. We anticipate using external sales and marketing agents only on a selective, as needed, basis.


Our Principal Vendors and Product Assembly Operations

Roche Diagnostics GmbH and LRE Technology Partner GmbH. The diagnostic modules, calibration keys and dry chemistry test strips utilized in and by our cholesterol monitors are based on technologies proprietary to Roche Diagnostics GmbH ("Roche") in Mannheim, Germany, and its collaborative technology partner, LRE Technology Partner GmbH ("LRE"), in Munich, Germany. LRE is part of Leach Medical which, in turn, owns United Medical Manufacturing. In November 1997, we executed a five-year contract with Roche in which we obtained the right to utilize these technologies in our cholesterol monitors for distribution in the U.S. This right is exclusive provided we meet specified minimum annual sales of our monitors, which we have fulfilled to date. Pursuant to such contract, Roche subsequently supplied us with all the diagnostic modules, calibration keys and dry chemistry test strips utilized in or by our monitors. Although the contract required that we procure dry chemistry strips exclusively from Roche, it did allow us, at our election, to procure diagnostic modules and calibration keys from other third-party manufacturers provided they were Roche-qualified manufacturers. We have subsequently utilized this election to procure, on a non-contractual basis, diagnostic modules directly from LRE and calibration keys from PCI, Inc. in Singapore. On January 1, 2001, we amended the above contract with Roche extending its term to December 31, 2004. The amended contract retains all of its original key terms and provisions yet it provides us more favorable technology licensing fees and dry chemistry test strip prices and payment terms. In September 2001, we executed a contract with LRE under which LRE will continue to manufacture and supply us with diagnostic modules at a maximum price per unit through December 31, 2004, provided that we make specified minimum quarterly purchases.

Beginning in May 2001, we began to incrementally outsource the final assembly of our cholesterol monitors to Servatron, a Spokane, Washington-based, ISO-9001 qualified, contract manufacturer while we continued to fulfill all FDA-mandated quality system requirements at our FDA-registered "medical device facility" in Post Falls, Idaho (see "Item 1. Our Business - Our Governmental Regulatory Environment"). By September 2001, Servatron had completed its implementation of the FDA's quality system requirements and registered its assembly facility with the FDA as a "medical device facility". Having completed the foregoing and sufficiently demonstrated to us its ability to consistently meet our ongoing production and quality requirements, we entered into a one year contract with Servatron effective October 1, 2001 engaging them as our exclusive final assembler, subject to certain ongoing performance terms and conditions. All assembled and individually packaged monitors are transferred from Servatron's facility to our facility in Post Falls, Idaho for random quality assurance audits, warehousing, and shipping to customers. All processing, packaging and shipping of our dry chemistry test strips continues to be performed solely by us at our facility in Post Falls, Idaho. Based on our current sales expectations, we believe that the production capacity of Servatron, as well as our packaging and shipping capacity, collectively, will be sufficient through at least fiscal 2002. However, any unforeseen rapid escalation in the demand for our products could necessitate additional outsourcing or the expansion of our leased facilities.

We currently are not materially dependent upon any other vendors as all other product components are sourced and readily available from a number of vendors. Our Product Research and Development

During fiscal 2001 and 2000, we incurred product research and development expenses of $288,333 and $433,596, respectively, primarily related to the development of our over-the-counter, personal-use cholesterol monitor, which we released to the marketplace in January 2001. We anticipate that we will continue to incur significant product research and development costs for the foreseeable future in connection with various product research and development initiatives, including the longer-term development of other proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain other widespread chronic diseases. For fiscal 2002, in particular, we anticipate that a significant portion of our overall product research and development costs will be for re-engineering directed at achieving significant reductions in the fully assembled cost of each of our cholesterol monitors. We have recently begun to actively collaborate with LRE in this regard. There can be no assurance that our cost reduction or product development initiatives will be successful.


Our Intellectual Property Rights

We are dedicated to obtaining, maintaining and enforcing the intellectual property rights covering our corporate image and proprietary technology, both in the U.S. and abroad. Accordingly, we are actively engaged in creating and protecting our patent, copyright, trademark and trade secret assets. In furtherance of this objective, we own pending applications for U.S. copyright registration for the operating software contained in our cholesterol monitoring devices and smart card applications: U.S. Copyright Registration No. TX5-349-588 for Lifestream's OTC Cholesterol Monitor Software; U.S. Copyright Registration No. TX5-348-937 for The Data Concern Smart Card File Structure and System Documentation; and U.S. Copyright Registration No. TX5-351-584 for Lifestream Diagnostics -- Cholestron Software Documentation.

We also own U.S. Patent No. D437,957 and our wholly-owned subsidiary, Lifestream Diagnostics, Inc., owns U.S. Patent No. 3,135,716. U.S. Patent No. D437,957 claims the ornamental appearance of our professional-use Cholestron(R)cholesterol monitoring devices, and U.S. Patent No. 3,135,716 claims HDL test strip technology (See "Item 3. Our Legal Proceedings"). We also own pending national phase patent applications for the technology described in PCT International Patent Application No. PCT/US99/26521, International Publication No. WO 00/28460, in the United States, Canada, European Community ("EPO"), Australia, New Zealand and Israel. These applications claim a number of inventions pertaining to our cholesterol monitoring devices, smart card technology, secure medical record maintenance technology, and security related features. We also own a number of U.S. pending patent applications directed to the ornamental appearance of our over-the-counter, personal-use Cholestron cholesterol monitoring device and a range of smart card-enabled health-related and commercial applications. Although we believe that all of the inventions claimed in these applications are patentable based on the prior art known to us, the outcome of the patent application process cannot be predicted with certainty.

We also own U.S. trademark registrations for Cholesteron (Reg. No. 2,435,646) and Lifestream Technologies (Reg. No. 2,321,957). The Cholesteron mark is also registered in Canada and a number of European countries. We also own pending U.S. trademark applications for the following marks: Lifestream, Lifestream Technologies (and logo design), Lifestream Logo Design (double curved lines within a circle), Know It for Life, Privalink, The Data Concern, Personal Data Key, Personal Document Key, Personal Financial Key, Personal Health Key and Personal Health Card. Although we believe that all of the marks are entitled to registration on the Principal Register, the outcome of the application process for trademark registration cannot be predicted with certainty.

Our Past Sales Concentrations

The Sharper Image, PhD Southwest, Inc., and Brookstone Company accounted for approximately 25%, 11% and 6%, respectively, of our consolidated net sales in fiscal 2001. Carepoint Group, Bergen Brunswig, Doug Eaves and NuSkin accounted for approximately 16%, 10%, 6% and 5%, respectively, of our consolidated net sales in fiscal 2000. We believe that these historical sales concentrations are a consequence of our overall limited sales to date and not the result of any conscious effort by us to create such concentrations.


Our Competition

We compete with firms that market equivocal, non-instrument based, disposable cholesterol screening tests for the consumer-use market as well as with firms that market quantitative, instrument based, reusable diagnostic measuring devices, such as our cholesterol monitors, for the consumer and professional-use markets.

Equivocal, non-instrument-based, disposable cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a clinically precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. These inexpensive screening tests employ very basic color metric technology whereby the user, usually without any significant advance preparation such as fasting, deposits one or two drops of blood onto a test card, waits several minutes and then visually interprets the resulting color card reaction to an accompanying table that broadly converts various color shades into approximate levels of total cholesterol. Firms marketing equivocal, non-instrument-based, disposable total cholesterol screening tests would include, but not necessarily be limited to, ChemTrak and Chematics.

Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. Lower-end devices, such as our cholesterol monitors, typically cost from somewhere above one hundred dollars to a few hundred dollars and are primarily marketed to consumers and primary-care medical professionals. These lower-end devices typically require little or no advance preparation such as fasting, and utilize a single blood drop deposited onto a single-use, dry chemistry test strip that is formulated for the specific blood component being measured. Certain of these devices are dedicated to measuring a single blood component, such as our cholesterol monitors, while certain other devices are capable of measuring a number of specific blood components through separately conducted tests using specifically formulated dry chemistry test strips. In contract, higher-end devices, typically cost from somewhere above one thousand dollars to several thousand dollars and are primarily marketed to hospitals and laboratories. These higher-end devices usually require some advance alteration in the patient's diet, such as fasting, and typically utilize a substantially larger blood sample deposited into a test cassette for the concurrent measurement of multiple blood components. All of the aforementioned devices provide quantified measurement results typically within several minutes. Firms marketing quantitative, instrument-based, reusable diagnostic devices capable of measuring total cholesterol levels in the blood, would include, but not necessary be limited to, Cholestech in the upper-end market and Polymer Technology Systems, Inc. ("Polymer") in the lower-end market.

Despite the existence of the aforementioned competitor products, we believe that our direct competition in the consumer and professional marketplaces to date has not been particularly significant. We attribute this lack of significant direct competition to date to what we believe to be the relatively unique combination of technological capabilities, user friendliness, portability and affordability offered by our personal and professional-use cholesterol monitors. However, based upon our knowledge of existing competitor products, it would appear to us that Polymer's Bioscanner 2000, which primarily is marketed for its glucose measuring capability, most closely approximates our cholesterol monitors, particularly from a technological point of view. The Bioscanner 2000 appears to us to utilize technology and dry chemistry test strips somewhat similar to those utilized by our monitors. However, unlike our monitors, which are exclusively dedicated to the measurement of total cholesterol, the Bioscanner 2000 apparently incorporates additional technology allowing its users to administer separate tests to measure a number of blood components, including total and HDL cholesterol. The Bioscanner 2000 also appears capable of encryptically storing historical test results on a non-portable internal smart chip although our cholesterol monitors are capable of encryptically storing a significantly larger number of historical total cholesterol test results on a portable, smart card. The Bioscanner 2000, which is jointly marketed to both consumers and medical professionals, has a suggested retail price of $149.95. We believe that the lower suggested retail price and superior total cholesterol test storage capabilities of our personal-use cholesterol monitor serve to diminish any perceived technological advantage attributed to Bioscanner's ability to separately measure for HDL cholesterol and certain other blood components, for which users having only high total cholesterol may have no need. We also believe that the complimentary cardiac risk calculator feature and superior total cholesterol test storage capabilities of our professional-use cholesterol monitors serve to support their higher price. See "Item 3. Our Legal Proceedings" for details regarding patent infringement litigation initiated by us against Polymer.

In addition to the above referenced existing competitors, there are a number of large, multi-national, multi-faceted firms that historically have had a significant and broad-reaching presence in the medical equipment and supplies marketplace. These firms would include, but not necessarily be limited to, Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer Mannheim GmbH (a subsidiary of Roche Holdings Ltd.). These firms have developed or may be developing professional-use blood component analyzers that, although not currently directed towards the measurement of total cholesterol in blood, could possibly be redirected at any time.

Many of the above existing and potential competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations, than we do. Although we believe our current product offerings provide us with certain competitive advantages within our targeted marketplaces, there can be no assurance that any such competitive advantages will be able to be maintained in the future.


Our Governmental Regulatory Environment

Our current focus on developing and marketing diagnostic medical devices subjects us to the oversight of the FDA in the U.S. and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacture, distribution and promotion of "medical devices" in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our cholesterol monitors, are considered a subcategory of "medical devices." The same regulations apply to home diagnostic medical devices as apply to professional diagnostic medical devices.

There are two primary routes by which to bring a medical device to market in the
U.S.: the Pre-market Approval Application ("PMA") and the Pre-market Notification ("510(k) Notification"). The PMA requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding as to whether a device is safe and effective for its designated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that the device is substantially equivalent to an approved device already in commercial distribution. Generally, the clearance process can require extended periods of testing, both prior to and after submissions to the FDA. FDA review of submissions by a company can entail significant amounts of time and money. There can be no assurance that the FDA or any similar governmental regulatory agency abroad will grant market clearance for any particular medical device.

The FDA uses a classification system, i.e., Class I, II or III, to determine the level of regulation a product will require and the approval process that applies to the device. The classification system is based on the "potential risk to the user" with Class I being "low risk," Class II being "moderate risk" and Class III being "high risk." Because all new products to the marketplace after 1976 are automatically classified as Class III devices (unless otherwise reclassified by the FDA) in any 510(k) Notification, the applicant must, among other things, demonstrate that the product to be marketed is "substantially equivalent" to another legally marketed device in performance, design, safety and intended use to avoid the more rigorous approval process associated with Class III devices.

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

On April 13, 1998, upon completing clinical studies of our professional point-of-care cholesterol monitor, we filed 510(k) Notification claiming substantial equivalence to Boehringer Mannheim's Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution. On October 5, 1998, we received the FDA's order of "substantial equivalence" and market clearance of our professional point-of-care cholesterol monitor as a point-of-care, in-vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples.

On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted our professional point-of-care cholesterol monitor a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA"). A CLIA-waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA-waiver was that it allowed us to market our professional-use cholesterol monitor to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

On June 7, 1999, we submitted 510(k) Notification for our complimentary Privalink software. On December 20, 1999, we received the FDA's market clearance allowing us to proceed with testing and marketing of our Privalink software in professional healthcare settings.

On February 21, 2000, upon completing clinical studies, we submitted 510(k) Notification for our over-the-counter, personal-use cholesterol monitor. On July 25, 2000, we received the FDA's market clearance.

On March 6, 2000, the American Medical Association ("AMA") granted a revision to their Conventional Procedural Code ("CPT") to include a total cholesterol finger stick test, regardless of the instrument type or sample collection. This revision was granted on the basis of our submission to the AMA's CPT Editorial Panel proving widespread use and medical utility. As a result, a total cholesterol test performed with one of our cholesterol monitors is cleared for public and private health plan reimbursements under the CPT coding system.

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


Our Corporate History

The Company's predecessor, Lifestream Development Partners ("LDP"), was organized in 1989 by two investors as a general partnership for the purpose of developing cholesterol-monitoring devices. On June 1, 1992, the principals of LDP organized Lifestream Diagnostics, Inc. ("Lifestream Diagnostics") as a Nevada corporation. On August 7, 1992, LDP transferred its net assets, primarily consisting of purchased patent rights to dry chemistry test strips, to Lifestream Diagnostics in exchange for 3,327,000 common shares. On February 11, 1994, Lifestream Diagnostics completed a plan of legal reorganization to become a public company whereby Lifestream Diagnostics executed an exchange agreement with Utah Coal & Chemical ("UTCC"), a Nevada corporation, pursuant to which

Lifestream Diagnostics became a subsidiary corporation of UTCC. Concurrent with this reorganization, UTCC changed its name to our current name, Lifestream Technologies, Inc, and our common shares began trading on the Over-The-Counter Bulletin Board Market under the ticker symbol "LFST".

On June 1, 1996, we acquired an initial 20% ownership interest in Secured Interactive Technologies, Inc. ("SITI") with whom we had previously established a development alliance to jointly create and promote our Privalink software technology. On September 1, 1999, we acquired the remaining 80% ownership interest in SITI by effectuating a merger whereby each of the 1,944,000 outstanding common share of SITI was exchanged for one newly issued share of our common stock.

On October 10, 2000, our common shares began trading on the American Stock Exchange ("AMEX") under the ticker symbol "KFL", an acronym for our corporate slogan "Know It For Life".

 We currently operate through our two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and SITI. All of our operations are consolidated within the Riverbend Commerce Park in Post Fall, Idaho.


Our Employees

As of June 30, 2001, we employed 28 full-time employees and 13 part-time employees. The distribution of these employees within our functional areas was as follows:

                                                         Full-Time    Part-Time
                                                         ---------    ---------
        Product Assembly, Testing and Packaging              4           12
        Sales, Marketing and Customer Service                5            0
        Product Research and Development                     3            0
        Information Technical Services                       8            0
        Administration and Finance                           8            1


In connection with the aforementioned assembly outsourcing agreement with Servatron effective October 1, 2001, we reassigned certain of the above personnel from product assembly to product testing and packaging. Increased testing and packaging demands resulting from additional sales growth accommodated these reassignments.

None of our employees currently are parties to collective bargaining agreements. We consider our employees relations to be good.

ITEM 2.  OUR PROPERTIES

All of our operations continue to be located in leased premises within the Riverbend Commerce Park in Post Falls, Idaho, with the address of our administrative corporate offices being 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854. We began fiscal 2001 under a single lease for 6,430 square feet, primarily being improved office space. In September 2000, we executed a separate lease for an additional 10,315 square feet to accommodate our expanded production, warehousing and shipping needs in connection with the market introduction of our personal-use cholesterol monitor. We also recently entered into a supplemental lease to become effective October 1, 2001 for an adjacent 3,500 square feet of improved office space to accommodate our growing marketing, technical and administrative needs. Our 10,315 square foot lease expires on March 31, 2002 and our 6,430 and 3,500 square foot leases expire on May 31, 2003. Each of the above leases contains an annual rent escalator equal to the greater of (i) five percent over the base rent charged for the immediately preceding twelve month period or (ii) the percentage increase during the preceding twelve month period in the "U.S. Bureau of Labor Statistics Consumer Price Index for Urban Wage Earners and Clerical Workers, Seattle Area (1967 =
100), All Items". Any desired extensions to the above leases are to be negotiated before their respective expiration dates. We believe that suitable alternative lease space is readily available in proximity to our current location should such become necessary or desirable.

We currently do not have, nor do we anticipate making, any investments in real estate or related securities within the foreseeable future.


ITEM 3.  OUR LEGAL PROCEEDINGS

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of our business, such as that individually discussed below. We believe that our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under pending or existing litigation or administrative proceedings will not have a materially adverse impact on our business, financial position, results of operations or cash flows.

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights"). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. The Court has scheduled a hearing for October 10, 2001 to address two motions filed by us, including a motion for partial summary judgment and a motion for leave to amend the complaint. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. To date, the defendants have not identified any expert witnesses or presented any evidence to support their defenses or counterclaims. However, such evidence may be presented at a later time. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.


ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We brought no matters to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2001.

                                     PART II


ITEM 5.  OUR MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Our Stock Price History

Since October 10, 2000, our common shares have traded on the American Stock Exchange ("AMEX") under the ticker symbol "KFL", an acronym for our corporate slogan "Know It For Life". From February 11, 1994 to October 9, 2000, our common shares traded on the Over-The-Counter Bulletin Board Market ("OTC-BB") under the ticker symbol "LFST". As of June 30, 2001, we had 865 stockholders of record. Common shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for the Company's common stock as reported by the AMEX and the high and low bid prices for the Company's common stock as reported by the National Quotations Bureau Incorporated ("NQBI"). The NQBI prices reflect inter-dealer bid quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                      High            Low
                                                      ----            ---
Fiscal 2002:

         First Quarter
         (through October 11, 2001)...............    $1.88          $1.10

Fiscal 2001:
         First Quarter............................    $5.13          $3.19
         Second Quarter...........................    $4.32          $1.75
         Third Quarter............................    $2.38          $0.80
         Fourth Quarter...........................    $1.56          $0.75

Fiscal 2000:
         First Quarter............................    $1.47          $0.91
         Second Quarter...........................    $1.44          $0.84
         Third Quarter............................    $6.94          $1.19
         Fourth Quarter...........................    $7.00          $2.00


Our Dividend Policy

The Company's Board of Directors has not declared or paid any cash dividends since the Company's inception. As the Board of Directors' current policy is to retain any and all earnings to fund the Company's ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future.

                   OUR RECENT SALES OF UNREGISTERED SECURITIES

We issued 1,135,027 restricted shares of the Company's common stock during the twelve month period ended June 30, 2001 for which we relied upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended. These issuances were as follows:

In April 1998, the Company's Board of Directors agreed, upon the recommendation of its Compensation Committee, to compensate each member of the Company's Board of Directors with 2,000 common shares for each subsequent month of service. Pursuant to this agreement, an aggregate of 48,000 common shares will be issued for the six month period of service ended December 31, 2001. In April 2001, the Company's Board of Directors decided, upon the recommendation of its Compensation Committee, to supercede the aforementioned agreement with a new agreement retroactively effective to January 1, 2001 under which each member of the Company's Board of Directors was granted stock options exercisable for 72,000 common shares at $1.50 per share. Each option vests ratably over 24 months and has a contractual life of 10 years.

In July 2000, we issued 582 common shares to a public relations consultant in exchange for services with an estimated aggregate fair market value of approximately $2,000.

On June 20, 2000, we commenced a "best efforts" private placement offering pursuant to which we subsequently sold 669,290 common shares at $2.00 per share to seven aggregated investors between August 1, 2000 and December 31, 2000. The preceding included 65,200 common shares issued to two attornies in exchange for $130,400 in legal retainers and 12,000 common shares issued to one investor as a commission in connection with this offering. Pursuant to the terms of the offering, each purchaser was granted a stock purchase warrant for every two common shares purchased in the offering. Each stock purchase warrant entitles the holder to purchase an additional common share over the subsequent two year period at a price of $5.00 per share.

Between July 1, 2000 and November 30, 2000, we issued 189,700 common shares to four individuals in connection with exercises of previously outstanding stock options with exercise prices ranging from $.98 to $1.25 per share. We received aggregate proceeds of $235,504.

In August 2000, we issued 2,500 common shares to a public relations consultant in exchange for services with an estimated aggregate fair market value of approximately $8,000.

In August 2000, we issued 25,000 common shares to a patent attorney in exchange for a $75,000 retainer of legal services.

In September 2000, we issued 6,207 common shares to a product development consultant in exchange for services to be provided during the subsequent twelve month contract period with an estimated aggregate fair market value of approximately $22,500.

In September 2000, we issued 7,765 common shares to a personnel recruitment firm in exchange for services with an estimated aggregate fair market value of approximately $33,000.

In October 2000, we issued 923 common shares to a public relations consultant in exchange for services with an estimated aggregate fair market value of approximately $3,000.

In October 2000, we issued 4,431 common shares to a marketing consultant in exchange for services with an estimated aggregate fair market value of approximately $14,400.

In December 2000, we issued 10,909 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve month contract period beginning September 2000 with an estimated aggregate fair market value of $22,500.

In January 2001, we issued 7,003 common shares to a public relations consultant in exchange for services with an estimated aggregate fair market value of $13,237.

In March 2001, we issued 55,000 common shares to a legal firm in exchange for services with an estimated aggregate fair market value of $57,500.

In March 2001, we issued 17,500 common shares to a consultant in exchange for services with an estimated aggregate fair market value of $17,500.

In May 2001, we issued 75,000 common shares to a legal firm in exchange for services with an estimated aggregate fair market value of $75,000.

In June 2001, we issued 15,217 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve month contract period beginning September 2000 with an estimated aggregate fair market value of $17,500.

In June 2001, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $3,322,500 through September 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (6.98% at June 30, 2001), and mature on July 1, 2003. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $2,165,064 at June 30, 2001, was recorded as additional paid-in capital. In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. A commission payable, and corresponding deferred financing fee, of $320,000 has been recognized as of June 30, 2001 that will be subsequently amortized over the term of the convertible debt.

Subsequent to our fiscal 2001 year-end, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

ITEM 6.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "may," "likely," "believes," "estimates," or other future-oriented statements, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations; identifying, recruiting and retaining highly qualified personnel; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors" below and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

References to a fiscal year refer to the calendar year in which such fiscal year ends. Fiscal years 2001 and 2000 ended on June 30th.


Introduction

On January 1, 1999, we commenced limited revenue-generating operations related to our professional point-of-care cholesterol monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of our professional point-of-care cholesterol monitor. However, shortly thereafter, we elected to curtail further active marketing of our professional point-of-care cholesterol monitor and instead deploy our then severely limited capital resources into the development of an over-the-counter, personal-use cholesterol monitor for which we envisioned, and continue to envision, significantly larger market and revenue potential over the longer term. On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, personal-use cholesterol monitor thereby allowing us to proceed with production and marketing.

On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, personal-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling an initial purchase order received from a high-profile, national speciality retailer for our personal-use cholesterol monitor. In January 2001, our over-the-counter, personal-use cholesterol monitor made its formal debut with a prominent national television-based retailer as well as with two additional high-profile, national specialty retailers. Shortly thereafter, our personal-use cholesterol monitor also began to be offered by thirteen other prominent national and regional retailers, including major department store chains and additional speciality retailers. The majority of the aforementioned specialty retailers have multiple sales channels, including retail stores, direct mail catalogs and e-commerce web sites. Currently, our personal-use cholesterol monitor is being offered by over thirty national and regional retailers, including the recent addition of four major national and regional drug store chains. To date, we have been successful in obtaining follow-up purchase orders for escalating quantities from all of these retailers with the exception of the national television-based retailer for which we elected to forego being featured for the foreseeable future. With the national roll-out of our personal-use cholesterol monitor well underway, we are also beginning to once again actively market our professional point-of-care cholesterol monitor.

Despite the aforementioned progress, it must be noted that we have continued to experience substantial operating and net losses as evidenced by our substantial accumulated deficit at June 30, 2001. Additionally, our operating activities have continued to utilize substantial amounts of cash and cash equivalents thereby necessitating ongoing procurements of equity and debt financing to sustain our operations and to fund our growth. Looking forward, we anticipate substantial operating and net losses, and negative cash flow from operating activities, for fiscal 2002, and possibly beyond. As such, it must be noted that, despite our positive working capital position at June 30, 2001, our ability to efficiently produce and sell our cholesterol monitors, and thereby achieve net profitability and positive operating cash flow, over the longer term remains highly contingent upon us continuing to meet our ongoing capital needs, which are anticipated to be significant, and obtaining broad market acceptance of our cholesterol monitors, particularly for our over-the-counter, personal-use cholesterol monitor. There can be no assurances that we will be successful in achieving such. Any failure by us to raise necessary funding in a timely manner or to effectively execute our business plan will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.


Our Results of Operations

Our consolidated net sales for the fiscal year ended June 30, 2001 ("fiscal 2001") were $1,756,724 as compared to $141,262 for the fiscal year ended June 30, 2000 ("Fiscal 2000"). The vast majority of our fiscal 2001 consolidated net sales were derived from sales of our recently debuted over-the-counter, personal-use cholesterol monitor whereas all of our fiscal 2000 net sales were derived from sales of our professional point-of-care cholesterol monitor.

Our cost of sales, being direct labor, material and overhead, including related product shipping and handling costs, were $1,856,789 for fiscal 2001 as compared to $229,278 for fiscal 2000. Our resulting gross margin was (5.7%) for fiscal 2001 as compared to (62.3%) for fiscal 2000. Limited unit sales to date of our cholesterol monitors and introductory wholesale pricing discounts granted to achieve market penetration with retailers have resulted in significant reductions to our targeted gross revenues and margins. Our ability to realize significantly improved gross margins in the future remains contingent upon our cholesterol monitors, particularly our personal-use cholesterol monitor, receiving broad market acceptance, which, in turn, will enable us to realize improved wholesale prices and various economies of scale in our procurement and production processes. Although we recently outsourced the final assembly of our cholesterol devices to a large-scale contract manufacturer and are continuing to pursue a number of re-engineering initiatives, there can be no assurance that we will be successful in achieving the cost reductions we seek.

Our total operating expenses were $6,033,031 for fiscal 2001, an increase of $1,918,134, or 46.6%, from the $4,114,897 incurred during fiscal 2000. The fiscal 2001 increase, as detailed below, primarily is attributable to various costs incurred in connection with the introduction and national roll-out of our over-the-counter, personal-use cholesterol monitor.

Our sales and marketing expenses were $990,429 for fiscal 2001, an increase of $409,094, or 70.4%, from the $581,335 incurred during fiscal 2000. The fiscal 2001 increase primarily is attributable to various incremental costs incurred for additional sales and marketing personnel and advertising and promotional activities in connection with the introduction and national roll-out of our personal-use cholesterol monitor.

Our general and administrative expenses were $3,616,464 (inclusive of $985,200 in non-cash charges) for fiscal 2001, an increase of $1,432,681, or 65.6%, from the $2,183,783 (inclusive of $904,320 in non-cash charges) incurred during fiscal 2000. The fiscal 2001 increase primarily is attributable to various incremental costs incurred for additional technical and administrative personnel, and associated facilities, in connection with the introduction and national roll-out of our personal-use cholesterol monitor. To a lesser extent, fiscal 2001 reflects incremental legal fees primarily associated with new patent filings and patent enforcement matters, consulting fees primarily associated with business development and investor relations, and other fees primarily associated with our listing of the Company's common stock on the American Stock Exchange. Slightly offsetting these expense increases were decreased regulatory costs associated with clinical trials and stock option compensation costs for members of the Board of Directors.

Our product research and development expenses were $288,333 for fiscal 2001, a decrease of $145,263, or 33.5%, from the $433,596 incurred during fiscal 2000. The fiscal 2001 decrease primarily is attributable to the completion of research and development activities associated with our recently debuted personal-use cholesterol monitor.

Our non-cash depreciation and amortization expenses were $1,137,805 for fiscal 2001, an increase of $221,622, or 24.2%, from the $916,183 incurred during fiscal 2000. The fiscal 2001 increase primarily is attributable to the addition of packaging equipment and leasehold improvements necessary to the introduction and national roll-out of our personal-use cholesterol monitor. To a lesser extent, the fiscal 2001 increase reflects a full fiscal year's amortization of the Privalink software technology we acquired in our September 3, 1999 acquisition of Secured Interactive Technologies, Inc.

Our non-operating expenses and income primarily consist of interest income, interest expense and other miscellaneous income and expense items. Net non-operating expenses were $372,782 (inclusive of $276,006 in net non-cash expenses) in fiscal 2001 as compared to net non-operating income of $221,924 (inclusive of $222,002 in net non-cash income) in fiscal 2000. The fiscal 2001 increase, as detailed below, primarily is attributable to the comparative fiscal 2000 period including $867,000 in non-recurring, non-cash income from the reversal of a contingent financing charge recorded in fiscal 1999.

Our interest income was a nominal $11,696 and $36,215 in fiscal 2001 and 2000, respectively. The fiscal 2001 decrease primarily is attributable to a lower average cash balance.

Our interest expense was $365,882 for fiscal 2001, a decrease of $286,590, or 43.9%, as compared to $652,472 in fiscal 2000. The fiscal 2001 decrease primarily is attributable to reductions in various fair value-based financing charges recognized in connection with short-term financings and issuances of long-term debt.

We realized other, net, non-operating expenses of $18,596 in fiscal 2001 as compared to other, net, non-operating income of $838,181 in fiscal 2000. Both fiscal years reflect miscellaneous incidental, non-operating expenses of a recurring nature. However, fiscal 2000 additionally reflects $867,000 in non-recurring, non-cash income from the reversal of a contingent financing charge recorded in fiscal 1999 for the entire potential cost of a prospective market price appreciation guarantee provided by us to induce convertible promissory note holders to exercise their common stock conversion rights. As the closing market price of our common stock at each subsequent fiscal 2000 quarter-end continued to increase, and ultimately exceed, the market price guarantee provided to these individuals, we were required by U.S. generally accepted accounting principles to correspondingly downwardly adjust the potential cost of the inducement at each subsequent fiscal quarter-end. At March 31, 2000, the originally recorded liability of $867,000 was fully reversed and the market price guarantee had expired.

Primarily as a result of the foregoing, we incurred a net loss of $6,505,878 ($0.33 per basic and diluted share) in fiscal 2001 as compared to a net loss of $3,980,989 ($0.25 per basic and diluted share) for fiscal 2000.


Our Liquidity and Capital Resources

We have historically sustained our operations and funded our growth through an ongoing combination of short-term financings, equity and debt issuances, and trade credit arrangements. As our working capital requirements have generally preceded the realization of sales and related accounts receivable, we have routinely drawn upon our existing cash balances and sought short-term financing, primarily from existing principal shareholders, to fund the procurement of component parts and assembly of our cholesterol monitors.

We recently executed an agreement with a bank effective September 25, 2001 that provides us with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). A $0.5 million cash deposit maintained by us with the bank as well as our accounts receivable serve as collateral. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (6.45% at August 28, 2001), plus principal payments from collections of our securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that requires us to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. We are also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

Our operating activities consumed $4,829,515 in cash and cash equivalents during fiscal 2001, an increase of $1,966,321, or 68.7%, from the $2,863,194 in cash and cash equivalents consumed during fiscal 2000. On a comparative year-to-year basis, the fiscal 2001 increase primarily reflects our increased net loss and the negative cash flow effects of increased accounts receivable and inventories. These negative cash flows were partially offset primarily by the positive cash flow effects of increased accounts payable and accrued expenses. The comparative operating cash flows for fiscal 2000 were also negatively impacted by the elimination of $867,000 in non-cash income resulting from the reversal of a contingent financing charge recorded in fiscal 1999, as previously discussed.

Our investing activities utilized $651,301 in cash and cash equivalents during fiscal 2001, an increase of $424,807, or 187.6%, from the $226,494 in cash and cash equivalents utilized during fiscal 2000. The fiscal 2001 increase primarily is attributable to increased capital expenditures for product testing and packaging equipment and, to a significantly lesser extent, technology hardware and software, leasehold improvements and office furnishings. Fiscal 2001 also reflects new investments in software development and increased net advances to an officer.

Our financing activities provided $6,071,158 in cash and cash equivalents during fiscal 2001, an increase of $2,003,489, or 49.3%, from the $4,067,669 in cash and cash equivalents provided by financing activities during fiscal 2000. The fiscal 2001 increase primarily is attributable to increased proceeds from issuances of convertible debt and, to a significantly lesser extent, funds provided by a shareholder's line of credit and increased proceeds from exercises of stock options. These positive cash flows were partially offset primarily by decreased proceeds from sales of common stock.

As a result of the foregoing, our cash and cash equivalents increased by $590,342, or 55.7%, to $1,649,979 at June 30, 2001 as compared with $1,059,637 at June 30, 2000. Our working capital increased by $1,064,191, or 87.7%, to $2,277,211 at June 30, 2001 as compared with $1,213,020 at June 30, 2000.

Just prior to our fiscal 2001 year-end, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $3,322,500 through September 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (6.98% at June 30, 2001), and mature on July 1, 2003. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $2,165,064 at June 30, 2001, was recorded as additional paid-in capital.

Subsequent to our fiscal 2001 year-end, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining

$469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

Although we currently have no material commitments for the purchase of capital equipment, we do currently envision the need for additional packaging equipment, technology hardware and software, and office furnishings, with an estimated aggregate cost of approximately $300,000, during fiscal 2002. We anticipate that the majority of these items will be procured and financed through a combination of conventional operating and capital leases, including under certain existing lease lines of credit available to us with previously utilized vendors.


Our Other Matters

Seasonal and Inflationary Influences

To date, we have not been materially impacted by seasonal or inflationary influences. However, as we continue the national introduction and roll-out of our over-the-counter, personal-use cholesterol monitor to retailers, we may begin to realize certain seasonal sales concentrations, particularly around major holidays such as Christmas and Father's Day. We are unable at this time to estimate the probability, timing or magnitude of any future seasonal sales concentrations.

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as the majority of our outstanding debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly for the resulting adverse impact on our interest expense to be material to our anticipated results of operations and operating cash flows for fiscal 2002, and possibly beyond. We currently are not exposed to financial market risks from changes in foreign currency exchange rates. However, in the future, we may increase the level of our variable rate debt or enter into transactions denominated in non-U.S. currencies which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Recently Issued Accounting Standards Not Yet Adopted

In May 2000, the EITF issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the cost of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of EITF 00-14. We will adopt EITF 00-14, as required, in our consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. We are continuing to assess the provisions of EITF 00-14 and currently are unable to determine the likely impact of its adoption on our consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be characterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. We will adopt EITF 00-25, as required, in our consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. We are continuing to assess the provisions of EITF 00-25 and currently are unable to determine the likely impact of its adoption on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The magnitude to which SFAS No. 141 will impact our future financial statements will depend upon the particulars of any future business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. Unless we elect early adoption, we will adopt SFAS No. 142, as required, in our consolidated financial statements for the first quarter of fiscal 2003. SFAS No. 142 permits early adoption by us in our consolidated financial statements for the first quarter of fiscal 2002 provided that such financial statements have not been previously issued. We are continuing to assess the provisions of SFAS No. 142 and currently are unable to determine the likely impact of its adoption on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt SFAS No. 143, as required, in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements as the estimated costs to be incurred by us, should we elect or be required, to exit our existing leased properties at the end of their respective lease terms are not anticipated to be significant.


Risk Factors

History of Negative Operating Results and Cash Flows; Continuing Need For Substantial Funding. Despite our product development and marketing successes to date, we have continued to experience substantial operating and net losses as evidenced by our substantial accumulated deficit at June 30, 2001. Additionally, our operating activities have continued to utilize substantial amounts of cash and cash equivalents thereby necessitating ongoing procurements of equity and debt financing to sustain our operations and to fund our growth. Looking forward, we anticipate substantial operating and net losses, and negative cash flow from operating activities, for fiscal 2002, and possibly beyond. As such, it must be noted that, despite our positive working capital position at June 30, 2001, our ability to efficiently produce and sell our cholesterol monitors, and thereby achieve net profitability and positive operating cash flow, over the longer term remains highly contingent upon us continuing to meet our ongoing capital needs, which are anticipated to be significant, and obtaining broad market acceptance of our cholesterol monitors, particularly for our over-the-counter, personal-use cholesterol monitor. There can be no assurances that we will be successful in achieving such. Any failure on our part to raise necessary funding in a timely manner or to effectively execute our business plan will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Dependence on Key Management Personnel. We believe that our future success remains highly dependent upon the knowledge, skills, services and vision of Christopher Maus, our Chairman, Chief Executive Officer and President. Despite our recent assembling of what we believe to be an experienced and talented management team, we believe that the loss of Mr. Maus' services would likely have a material adverse effect on our business, results of operations, liquidity and cash flows. Accordingly, we continue to maintain a key man life insurance policy on the life of Mr. Maus in the amount of $5,000,000. There can be no assurances that we would be able to sufficiently replace Mr. Maus or that the proceeds from the above life insurance policy would sufficiently compensate us for the loss of Mr. Maus. We have also become increasingly dependent upon the knowledge, skills and services of the principal members of our current management team. We believe that the retention of these individuals, as well as the recruitment and retention of similarly experienced and talented individuals as needed, will be critical to our future success. There can be no assurance that we will be successful in our retention and recruiting efforts. Any failure on our part to retain and recruit key management personnel will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Limited Marketing Experience and Uncertain Market Acceptance of Products. While certain principal members of our management team have significant and relevant experience in marketing medical diagnostic and healthcare related products, we as a company have had limited experience to date in marketing our cholesterol monitors. Also, despite our initial and isolated marketing successes to date, we have yet to obtain widespread acceptance of our cholesterol monitors in their respective marketplaces. There can be no assurance that we will be successful in our marketing efforts. Any failure on our part to effectively and efficiently market our cholesterol monitors and in obtaining widespread market acceptance of our cholesterol monitors in their respective marketplaces, particularly with respect to our personal-use cholesterol monitor, will likely have a material adverse impact on our business, results of operations, liquidity and cash flows. Additionally, although our current marketing plan does not emphasize such, it should be noted that we have no significant experience as a company in marketing our cholesterol monitors outside the U.S.

Dependence on Certain Component Sources. We currently rely exclusively on LRE, PCI and Roche for supplying us with the diagnostic modules, calibration keys and dry chemistry test strips required for our cholesterol monitors. Should we fail to meet any applicable minimum purchase requirements, we may lose one or more of these component sources or incur incremental component costs. Although we believe that numerous suitable alternative sources exist for calibration keys, the availability of suitable alternative sources for diagnostic modules and dry chemistry test strips is highly uncertain. There can be no assurance that we would be successful in finding suitable alternative sources for diagnostic modules and dry chemistry test strips or in passing through any incremental component costs through to our customers. Any failure on our part to obtain suitable alternative sources for these critical components in a timely manner or to pass through any incremental costs incurred will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Limited Product Assembly Experience, Including The Outsourcing Thereof. While certain principal members of our management team have significant and relevant experience in manufacturing or assembling medical diagnostic and healthcare related products, we as a company have had limited experience to date in assembling our cholesterol monitors in significant quantities. Additionally, we recently outsourced, after a several month trial period, the assembly of our cholesterol monitors to a local contract manufacturer that had significant experience in assembling certain handheld radio frequency transmitting but no prior experience in assembling medical diagnostic devices such as our cholesterol monitors. Although our experience to date with this contract manufacturer has been favorable, there can be no assurance that this favorable experience will continue throughout the underlying one-year contract, or beyond. Any failure on their part to sufficiently assemble our cholesterol monitors in a timely and acceptable manner, or on our part to internalize or alternatively outsource the assembly of our cholesterol monitors in a timely and acceptable manner, will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Dependence on and Protection of Our Patents, Licenses, Trademarks and Technologies. Our future success remains dependent upon our ability to obtain, maintain and enforce our materially important patents, licenses and trademarks, particularly those critical to our corporate image and the various technologies employed in our products. Although we remain actively engaged in protecting all such material assets, both in the U.S. and abroad, there can be no assurance that these assets will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has ongoing commercial significance. It must also be noted that any related litigation will likely be costly and time-consuming and there can be no assurance of a favorable outcome. There can also be no assurance that our actions will not inadvertently infringe upon the proprietary rights of others, thereby subjecting us to remedial or punitive sanctions, or that we would be subsequently successful in procuring licensing rights on commercially reasonable terms. Accordingly, any failure on our part to successfully protect these material assets, to avoid inadvertently infringing upon the proprietary rights of others, or to successfully obtain sought after patents, licenses or trademarks in the future, may have a material adverse impact on our business, results of operations, liquidity and cash flows.

Competition. We compete with firms that market inexpensive equivocal, non-instrument based, disposable cholesterol screening tests for the personal-use market as well as with firms that market more expensive quantitative, instrument based, reusable diagnostic measuring devices, such as our cholesterol monitors, for the personal and professional-use markets. Equivocal, non-instrument-based, disposable cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. As our cholesterol monitors are intended by us to be directly used by individuals and primary-care physicians, they may also be viewed as indirectly competing with the traditional patronization of medical laboratories for blood analysis services. Many of our existing and potential competitors have substantially greater financial, technical and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Since the scope, capabilities, ease-of-use and price of screening tests and diagnostic devices vary widely, the perceptions and preferences of consumers and medical professionals may also vary widely. As such, there can be no assurance that our cholesterol monitors, as currently configured, packaged and marketed, will be able to successfully compete in the longer term with existing or future competing products or services. Any failure by us to effectively compete will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Government Regulation. We have previously obtained all federal and state regulatory clearances and approvals we believe applicable to our current line of cholesterol monitors. However, many, if not all, of these clearances and approvals remain subject to continual review, particularly by the FDA. The subsequent claiming of jurisdiction by a federal or state regulatory agency to which we have not previously obtained regulatory clearances or approvals, or the subsequent discovery of an actual or perceived problem by us or a regulatory authority, could give rise to certain marketing restrictions or to a temporary or permanent withdrawal of one or more of our current products from the market. We also remain subject to regulatory oversight, particularly from the FDA, with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a "medical device facility". This quality system requirement ("QSR") encompasses product development ("GDP") and manufacturing, customer service, incident reporting and labeling control ("GMP"). Our assembly facilities, as well as the assembly facilities of Servatron, a contract manufacturer to which we currently outsource the assembly of all of our cholesterol monitors, are registered with the FDA. As such, these assembly facilities, and the production processes employed within them, remain subject to the FDA's QSR and ongoing periodic audits by the FDA. While we believe that all of our current products, as well as all of our related marketing and assembly activities, including those of our agents, continue to comply in all material respects with all applicable federal and state regulations, such compliance is heavily subject to one's interpretation of the applicable regulations, which often can be difficult or ambiguous. Any failure by our agents or us to maintain material compliance with existing or future regulations will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Additionally, while we do not envision the near-term submission of any potential future products for regulatory clearances or approvals, it must be noted that the process of obtaining regulatory clearances or approvals can be costly and time-consuming, and as such, there can be no assurance that any sought after regulatory clearances or approvals will be obtained. Also, while our marketing efforts for the foreseeable future will be primarily directed towards U.S. markets, we anticipate eventually pursuing overseas markets for which we understand regulatory clearances and approvals vary widely from country to country. Any longer-term failure by us to obtain sought after domestic or foreign regulatory clearances or approvals may have a material adverse impact on our longer-term business, results of operations, liquidity and cash flows.

Health Care Reform. The uncertainty of health care reform may have a material impact upon our business. The income and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation's health care system could have a substantial impact over time on the manner in which we conduct our business and may have a material adverse impact on our business, results of operations, liquidity and cash flows.

Patient's Medical Records. Federal and state laws relating to confidentiality of patient medical records could limit the use of our product capability to store and utilize medical information. The Health Insurance Portability and Accountability Act of 1996 ("HIPPA") mandates the adoption of national standards for transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products will enable compliance with the regulations under HIPPA adopting standards for electronic healthcare transmissions. However, there can be no assurances that we will be able to comply with the regulations without altering our products and we may be required to incur additional expenses in order to comply with these requirements. Further, some state laws could restrict the ability to transfer patient information gathered from our product. Such restrictions could decrease the value of our applications to our customers, which could materially harm our business.

Potential Impact of Third-Party Reimbursers, Including Medicare. By limiting the amount they are willing to reimburse for the purchase of a personal-use total cholesterol monitor or the obtaining of a total cholesterol test, third-party reimbursers, including Medicare, may adversely impact the prices and relative attractiveness of our cholesterol monitors. Although we do not believe that the reimbursement policies of third-party reimbursers have had any significant adverse impact on us to date, any future changes in their policies or reimbursement rates may adversely impact our ability to maintain our suggested retail prices or diminish the attractiveness of our total cholesterol monitors. Any failure by us to influence third-party reimbursers to embrace the benefits of our cholesterol monitors or to maintain their reimbursement rates may have a material adverse impact on our business, results of operations, liquidity and cash flows.

Product Liability and Insurance; Possible Exposure to Claims. The marketing of medical diagnostic devices, such as our cholesterol monitors, inherently subjects us to the risk of product liability. Although we follow certain quality assurance policies and procedures in the procuring of components and assembling of our cholesterol monitors, and maintain product liability insurance, there can be no assurance that our policies and procedures will prevent us from being subjected to product liability claims or that the scope and amount of our in force liability insurance coverage will be sufficient to prevent a material adverse impact on our business, results of operations, liquidity and cash flows.

Continuing Research and Development Expenditures. We anticipate that we will continue to expend significant funds on our research and product development efforts. There can be no assurance that these costs will ultimately be recovered through the successful development, introduction and marketing of resulting products.

The Medical Device Industry is Characterized by Rapid Technological Change. Rapid technological developments, evolving industry and government standards, and market demands, and frequent new product introductions and enhancements characterize the market for medical devices and related services. Any technological changes that would require fundamental and costly changes in our technology may adversely impact on our business, results of operations, liquidity and cash flows.

We May Be Particularly Affected by General Economic Conditions. Purchases of cholesterol monitors may be affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to healthcare and discretionary consumer spending, including economic conditions (and perceptions by consumers) affecting income (such as employment, wages and salaries, business conditions, interest rates, availability of insurance, and taxation) for the economy as a whole and in regional and local markets where we operate. Any significant deterioration in general economic conditions that adversely affects the health care or insurance industries or consumer spending may also have a material adverse impact on our business, results of operations, liquidity and cash flows.

We May Face Interruption of Production and Services Due to Increased Security Measures in Response to Terrorism. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn may adversely impact our business, results of operations, liquidity and cash flows, impair our ability to raise capital or otherwise adversely impact our ability to grow our business.

Price Volatility In And Limited Market for Our Common Shares. Our common stock is currently listed and traded on the American Stock Exchange. Our common stock has experienced, and continues to experience, significant volatility in its market price. Additionally, our common stock has experienced, and continues to experience, limited trading volume on any given market day. As such, it must be noted that our common stock may not be a suitable investment for many investors.

Listing Standards. If the Company fails to meet the American Stock Exchange Continued Listing requirements, the AMEX could, in its sole discretion, delist our stock and this could substantially affect the liquidity of our securities and make it more difficult for our shareholders to buy or sell our securities.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Lifestream Technologies, Inc. and Subsidiaries                          Page
                                                                        ----
Report of Independent Certified Public Accountants....................   29
Consolidated Balance Sheets...........................................   30-31
Consolidated Statements of Loss.......................................   32
Consolidated Statements of Changes in Stockholders' Equity...........    33
Consolidated Statements of Cash Flows................................    34-35
Notes to Consolidated Financial Statements...........................    36-48

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Lifestream Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ BDO Seidman, LLP

Spokane, Washington
August 29, 2001, except for
Note 15 as to which the date is
September 25, 2001

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            June 30,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   ----------      ----------
Current assets:
   Cash and cash equivalents ................................................      $1,649,979      $1,059,637
   Accounts receivable, net of allowance for doubtful accounts of
     $26,158 and $0 .........................................................         466,853          13,786
   Inventories (Note 2) .....................................................       1,984,030         445,767
   Prepaid expenses .........................................................          55,399           8,419
                                                                                   ----------      ----------
Total current assets ........................................................       4,156,261       1,527,609
Patent and license rights, net of accumulated amortization of $932,381
     and $807,683 ...........................................................       1,187,415       1,312,113
Purchased software technology and capitalized software development costs, net of accumulated amortization of $1,346,309 and $611,955
     (Note 14) ..............................................................         945,408       1,591,083
Property and equipment, net (Notes 3 and 7) .................................         945,530         480,308
Deferred financing costs (Note 10) ..........................................         320,000              --
Note receivable - officer (Note 4) ..........................................         100,349          18,836
Other .......................................................................          14,403          16,380
                                                                                   ----------      ----------
Total assets ................................................................      $7,669,366      $4,946,329
                                                                                   ==========      ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               June 30,
                                                                                    --------------------------------
                                                                                        2001                2000
                                                                                    ------------       ------------
Current liabilities:
   Accounts payable ..........................................................      $  1,103,044       $    151,198
   Accrued liabilities (Note 5) ..............................................           311,592             96,875
   Commissions payable - related parties (Note 10) ...........................           320,000                 --
   Current maturities of capital lease obligations (Note 7) ..................           108,084             30,186
   Current maturities of note payable (Note 8) ...............................            36,330             36,330
                                                                                    ------------       ------------
Total current liabilities ....................................................         1,879,050            314,589
Capital lease obligations, less current maturities (Note 7) ..................            81,173             20,216
Note payable, less current maturities (Note 8) ...............................            33,302             69,632
Note payable - related party (Note 9) ........................................           140,000                 --
Line of credit - related party (Note 9) ......................................           500,000                 --
Convertible debt (Note 10) ...................................................         2,109,936             50,000
                                                                                    ------------       ------------
Total liabilities ............................................................         4,743,461            454,437
                                                                                    ------------       ------------

Commitments and Contingencies (Notes 7 and 13)

Stockholders' equity (Notes 9, 10, 11, 12 and 14):
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none
     issued or outstanding ...................................................                --                 --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     20,345,331 and 19,210,304 issued and outstanding ........................            20,345             19,210
   Additional paid-in capital ................................................        22,384,031         17,445,275
   Accumulated deficit .......................................................       (19,478,471)       (12,972,593)
                                                                                    ------------       ------------
Total stockholders' equity ...................................................         2,925,905          4,491,892
                                                                                    ------------       ------------
Total liabilities and stockholders' equity ...................................      $  7,669,366       $  4,946,329
                                                                                    ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                            Fiscal Year            Fiscal Year
                                                                               Ended                 Ended
                                                                           June 30, 2001         June 30, 2000
                                                                           ------------           -----------
Net sales.........................................................         $  1,756,724           $   141,262
Cost of sales.....................................................            1,856,789               229,278
                                                                           ------------           -----------
Gross loss........................................................             (100,065)              (88,016)
                                                                           ------------           -----------
Operating expenses:
      Sales and marketing.........................................              990,429               581,335
      General and administrative..................................            3,616,464             2,183,783
      Product research and development ...........................              288,333               433,596
      Depreciation and amortization...............................            1,137,805               916,183
                                                                           ------------           -----------
Total operating expenses..........................................            6,033,031             4,114,897
                                                                           ------------           -----------
Loss from operations..............................................           (6,133,096)           (4,202,913)
                                                                           ------------           -----------
Non-operating income (expenses):
      Interest income.............................................               11,696                36,215
      Interest expense............................................             (365,882)             (652,472)
      Other, net (Note 10)........................................              (18,596)              838,181
                                                                           ------------           -----------
Total non-operating (expense) income..............................             (372,782)              221,924
                                                                           ------------           -----------
Net loss .........................................................         $ (6,505,878)          $(3,980,989)
                                                                           ============           ===========

Net loss per share - Basic and diluted............................         $      (0.33)          $     (0.25)
                                                                           ============           ===========

Weighted average number of shares - Basic and diluted ............           19,669,558            15,983,136
                                                                           ============           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Additional
                                                        Common Stock              Paid-in        Accumulated
                                                     Shares         Amount        Capital          Deficit            Total
                                                  -----------     ---------     ------------     -----------       -----------
Balances as of July 1, 1999......................  12,187,661     $  12,188     $  9,780,003  $   (8,991,604)      $   800,587

Exercise of stock options........................      81,638            82           62,311              --            62,393

Common stock issued for cash.....................   3,858,000         3,858        3,854,142              --         3,858,000

Common stock issued for purchase of business.....   1,944,000         1,944        1,796,198              --         1,798,142

Common stock issued with convertible debt........      54,000            54           68,256              --            68,310

Common stock issued for services.................     667,005           666          752,983              --           753,649

Common stock issued as compensation..............      98,000            98          218,964              --           219,062

Common stock issued on conversion of debt........     320,000           320          419,680              --           420,000

Compensatory stock options issued to employees...          --            --           79,783              --            79,783

Compensatory stock options issued for services...          --            --          412,955              --           412,955

Net loss.........................................          --            --               --      (3,980,989)       (3,980,989)
                                                  -----------     ---------     ------------     -----------       -----------

Balances as of June 30, 2000.....................  19,210,304        19,210       17,445,275     (12,972,593)        4,491,892

Exercise of stock options........................     188,900           189          235,315              --           235,504

Common stock issued for cash.....................     604,090           604        1,156,396              --          1,157,000

Common stock issued for services.................     294,037           294          475,514              --           475,808

Common stock issued for compensation.............      48,000            48          151,632              --           151,680

Compensatory stock options issued to employees...          --            --          150,715              --           150,715

Compensatory stock options issued for services...          --            --          604,120              --           604,120

Beneficial conversion feature and fair value of
   warrants issued with the convertible debt.....          --            --        2,165,064              --         2,165,064

Net loss.........................................          --            --               --      (6,505,878)       (6,505,878)
                                                  -----------     ---------     ------------     -----------       -----------

Balances as of June 30, 2001.....................  20,345,331     $  20,345     $ 22,384,031    $(19,478,471)      $  2,925,905
                                                  ===========     =========     ============    ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year      Fiscal Year
                                                                              ------------      ------------
                                                                                  Ended            Ended
                                                                              June 30, 2001     June 30, 2000
                                                                              -------------     -------------
Cash flows from operating activities:
   Net loss ............................................................      $(6,505,878)      $(3,980,989)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................        1,163,812           916,183
     Provision for bad debts ...........................................           26,158                --
     Provision for inventory obsolescence ..............................           20,170            28,735
     Issuances of compensatory common stock and options for non-employee
       services ........................................................        1,079,926         1,166,604
     Issuances of compensatory common stock and options for employee
       services ........................................................          302,395           298,845
     Issuances of common stock with convertible debt ...................               --            68,310
     Contingent financing charge for market price guarantee ............               --          (867,000)
          provided as debt conversion inducement                                       --                --
     Loss on disposal of fixed assets ..................................               --            26,050
   Changes in assets and liabilities, net of business acquired:
     Accounts receivable ...............................................         (479,225)           14,043
     Inventories .......................................................       (1,558,433)         (239,584)
     Prepaid expenses ..................................................          (46,980)           (5,787)
     Other current assets ..............................................            1,977            26,092
     Accounts payable ..................................................          951,846          (265,468)
      Accrued liabilities ..............................................          214,717           (41,771)
                                                                              -----------       -----------
     Other current liabilities .........................................               --            (7,457)
                                                                              -----------       -----------
Net cash used in operating activities ..................................       (4,829,515)       (2,863,194)
                                                                              -----------       -----------
Cash flows from investing activities:
   Capital expenditures ................................................         (481,109)         (237,160)
   Software development costs capitalized ..............................          (88,679)               --
   Advances to officer .................................................          (87,136)               --
   Repayments from officer .............................................            5,623             6,695
   Proceeds from sale of fixed assets ..................................               --             3,893
   Cash in business acquired ...........................................               --                78
                                                                              -----------       -----------
Net cash used in investing activities ..................................         (651,301)         (226,494)
                                                                              -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings under related party credit line ............          500,000                --
   Proceeds from issuances of convertible debt .........................        4,365,000           470,000
   Proceeds from exercises of stock options ............................          235,504            62,393
   Proceeds from sales of common stock .................................        1,157,001         3,858,000
   Proceeds from issuance of note payable ..............................               --           270,000
   Payments on capital lease obligations ...............................         (150,017)          (36,394)
   Payments on notes payable ...........................................          (36,330)         (306,330)
   Payments on convertible debt ........................................               --          (250,000)
                                                                              -----------       -----------
Net cash provided by financing activities ..............................        6,071,158         4,067,669
                                                                              -----------       -----------
Net increase in cash and cash equivalents ..............................          590,342           977,981
Cash and cash equivalents at beginning of period .......................        1,059,637            81,656
                                                                              -----------       -----------
Cash and cash equivalents at end of period .............................      $ 1,649,979       $ 1,059,637
                                                                              ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Fiscal Year           Fiscal Year
                                                                           -------------          ------------
                                                                              Ended                 Ended
                                                                           June 30, 2001         June 30, 2000
                                                                           -------------         -------------
Supplemental schedule of cash activities:
   Interest paid in cash............................................       $      29,768         $      27,071

Supplemental schedule of non-cash investing
   and financing activities:
Equipment acquired through capital lease obligations................       $     288,872         $          --
Discount on beneficial conversion feature and fair value of
   detachable stock warrants........................................           2,165,064                    --
Deferred financing costs............................................             320,000                    --
Issuance of common stock in exchange for:
     Business acquired                                                                --             1,798,142
     Conversion of debt.............................................                  --               420,000













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business and Organizational Structure

Lifestream Technologies, Inc. (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. The Company's current diagnostic product line principally consists of two easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for adult personal-use by at-risk cholesterol patients and health conscious consumers and one specifically designed for point-of-care facility-use by various medical professionals.

These consolidated financial statements include the operations of the Company and its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. Fiscal years 2001 and 2000 ended on June 30th.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal period have been reclassified to be consistent with the current fiscal year's presentation.

Recently Adopted Accounting Standards and SEC Staff Accounting Bulletins

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that subsequent changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. The Company adopted the provisions of SFAS No. 133, as amended, effective

July 1, 2000 for its fiscal 2001 financial statements. As the Company was not a party to any derivative instruments, the cumulative effect of adoption did not have a material impact on the Company's consolidated financial statements.

In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. As the Company historical revenue recognition policies complied with accounting principles generally accepted in the United States of America and the related interpretive guidance set forth in SAB 101, the required retroactive adoption of SAB 101 in the Company's fiscal 2001 fourth quarter did not have any impact on the Company's consolidated financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Pursuant to EITF 00-10, amounts billed to customers in a sales transactions related to shipping and handling represent revenues earned for the products provided and must be classified as sales revenue. As the Company has historically included shipping and handling revenues earned within net sales and related shipping and handling costs incurred within cost of sales, the required retroactive adoption of EITF 00-10 in the Company's fiscal 2001 fourth quarter did not have any impact on the Company's consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase. The Company maintains its cash and cash equivalents with high quality financial institutions thereby minimizing any associated credit risks.

Inventories

Inventories, which primarily consist of component parts, assembled diagnostic devices and related supplies, are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress. Maintenance and repairs which do not extend the useful life of equipment or leasehold improvements are charged to operations as incurred. The provision for related depreciation is computed using the straight-line method over the following estimated useful lives: production machinery and equipment - five years; technology hardware and software - three years; office furniture and equipment - five years; and vehicle - three and three-quarter years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual lives of the underlying operating leases.

The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with the resulting net gain or loss included in the determination of net income.

Patent and License Rights

The direct costs incurred in acquiring each patent and license right have been capitalized and are being subsequently amortized into operating results on a straight-line basis over the shorter of their statutory, contractual or estimated useful life, as applicable, all of which have been estimated to be seventeen years.

Purchased Software Technology and Capitalized Software Development Costs

The direct costs incurred in purchasing software technology from others have been capitalized and are being subsequently amortized into operating results on a straight-line basis over its estimated useful life of three years. Such amortization exceeds the amount of amortization that would have been recognized for each derived product based on a ratio of current gross revenues to the total of current and anticipated future gross revenues. The direct costs incurred in internally developing proprietary software, after the establishment of technological feasibility, have been capitalized. These capitalized software development costs will begin to be amortized into operating results when the related software becomes available for general release to customers.

Impairment of Long-Lived Assets

Management, on at least a quarterly basis, evaluates each of the Company's long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits that more likely than not, based on current circumstances, are not expected to be realized.

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable, commissions payable and accrued expenses materially approximated their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the note receivable from an officer, as estimated using appropriately discounted cash flows, was $82,000 at June 30, 2001. The carrying values reported for non-current obligations materially approximated their respective fair values as the stated or discounted rates of interest reflected then prevailing market rates of interest.

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

Major Customers

Two customers individually accounted for approximately 25% and 11% of the Company's consolidated net sales for fiscal 2001 and approximately 16% and 38% of accounts receivable at June 30, 2001, respectively. Two customers individually accounted for approximately 16% and 10% of the Company's consolidated net sales in fiscal 2000.

Product Research and Development

Product research and development costs are charged to expense as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2001 and 2000, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 9,217,766 and 3,634,595 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock option, stock warrants and convertible debt were exercised or converted into common shares.

Segment Reporting

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets, principally from sales of the professional-use cholesterol monitor to one customer in England, were less than 10% of consolidated net sales in fiscal 2001 but accounted for 16% of consolidated net sales in fiscal 2000.

Stock-Based Compensation

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and its related interpretations, for stock options. Under APB No. 25, compensation cost is recognized at the measurement date for the amount, if any, that the quoted market price of the Company's common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

Recently Issued Accounting Standards Not Yet Adopted

In May 2000, the EITF issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the cost of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of

EITF 00-14. The Company will adopt EITF 00-14, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. Management is continuing to assess the provisions of EITF 00-14 and currently is unable to determine the likely impact of its adoption on the Company's consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be characterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. The Company will adopt EITF 00-25, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. Management is continuing to assess the provisions of EITF 00-25 and currently is unable to determine the likely impact of its adoption on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The magnitude to which SFAS No. 141 will impact the future financial statements of the Company will depend upon the particulars of any future business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. Unless management elects early adoption, the Company will adopt SFAS No. 142, as required, in its consolidated financial statements for the first quarter of fiscal 2003. SFAS No. 142 permits early adoption by the Company in its consolidated financial statements for the first quarter of fiscal 2002 provided that such financial statements have not been previously issued. Management is continuing to assess the provisions of SFAS No. 142 and currently is unable to determine the likely impact of its adoption on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements as the estimated costs to be incurred by the Company, should it elect or be required, to exit its existing leased properties at the end of their respective lease terms are not anticipated to be significant.

2.    Inventories

Inventories consist of the following:

                                                                                            June 30,
                                                                                --------------------------------
                                                                                    2001               2000
                                                                                -------------      -------------
         Raw materials........................................................  $   1,332,519      $     421,397
         Work in process......................................................        549,465             54,792
         Finished goods.......................................................        161,951              9,313
                                                                                -------------      -------------
                                                                                    2,043,935            485,502
         Less allowance for inventory obsolescence............................        (59,905)           (39,735)
                                                                                -------------      -------------
         Total inventories....................................................  $   1,984,030      $     445,767
                                                                                =============      =============

3.    Property and Equipment

Property and equipment consist of the following:

                                                                                            June 30,
                                                                                --------------------------------
                                                                                    2001               2000
                                                                                -------------      -------------
         Production machinery and equipment...................................  $     659,153      $      94,131
         Technology hardware and software.....................................        478,347            355,190
         Leasehold improvements...............................................        323,191            250,438
         Office furniture and equipment.......................................         86,280             77,231
         Vehicle..............................................................         33,800             33,800
                                                                                -------------      -------------
                                                                                    1,580,771            810,790
         Less accumulated depreciation and amortization.......................        635,241            330,482
                                                                                -------------      -------------
         Equipment and leasehold improvements, net............................  $     945,530      $     480,308
                                                                                =============      =============


4.    Note Receivable - Officer

The Board of Directors has periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, has a stated interest rate of 8.75% and requires bi-weekly repayments of principal and interest through May 23, 2014.

5.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                                                            June 30,
                                                                                --------------------------------
                                                                                    2001               2000
                                                                                -------------      -------------

         Accrued wages, benefits and related taxes............................  $     152,869      $      89,174
         Accrued royalties....................................................        112,490                 --
         Accrued sales returns................................................         26,000                 --
         Accrued interest payable.............................................         16,560                863
         Accrued other........................................................          3,673              6,838
                                                                                -------------      -------------
         Total accrued liabilities............................................  $     311,592      $      96,875
                                                                                =============      =============

6.    Income Taxes

The Company's deferred tax assets principally relate to net operating loss carryforwards that are available, within statutory annual limits, to offset future taxable income, if any, purchased software technology and compensatory stock options issued. These deferred tax assets, which approximate $8.0 million and $5.4 million at June 30, 2001 and 2000, respectively, have been fully offset by valuation allowances for financial reporting purposes. At June 30, 2001, the Company had net operating loss carryforwards of approximately $17.8 million that expire in calendar years 2006 through 2021.

7.    Leases

The Company leases its corporate facilities as well as certain equipment under operating leases. Certain of these operating leases are noncancellable and contain rent escalation clauses. The Company incurred aggregate rent expense under operating leases of $120,616 and $52,429 during fiscal years 2001 and 2000, respectively.

The Company also leases certain equipment and a vehicle under capital leases. The aggregate net carrying value of the underlying collateralizing assets was approximately $343,000 at June 30, 2001.

The future aggregate minimum lease payments under lease agreements in existence at June 30, 2001 are as follows:

                                                                       Operating       Capital
                 Years ending June 30,                                  Leases          Leases
                 =================================================================================
                 2002.............................................. $     121,113   $    124,325
                 2003..............................................        65,899         59,570
                 2004..............................................         1,884         14,980
                 2005..............................................           655         12,044
                 2006..............................................             -          6,022
                                                                    -------------   ------------

                 Total lease payments.............................. $     189,551        216,941
                                                                    =============
                 Less imputed interest.............................                       27,684
                                                                                    ------------
                 Present value of net minimum lease payments.......
                                                                                         189,257
                 Less current maturities...........................                      108,084
                                                                                    ------------
                 Total long-term capital lease obligation..........                 $     81,173
                                                                                    ============

8.    Note Payable

The Company has a note payable to the owner of its leased corporate facility for certain leasehold improvements provided by such owner. The underlying promissory note is secured by the leasehold improvements, has a stated interest rate of nine percent and matures on May 31, 2003. Remaining principal annual payments are $36,330 and $33,302 for fiscal 2002 and 2003, respectively.

9.    Notes Payable and Line of Credit - Related Party

During fiscal 2001, the Company obtained $140,000 in unsecured loans from a principal shareholder and member of the Board of Directors ("Director"). Each loan had a stated interest rate of 20% and a term of 90 days.

During fiscal 2001, the Company also executed an agreement with the above Director whereby he established a $500,000 personal line of credit with a financial institution for use by the Company. Borrowings under the agreement were unsecured, accrued interest at the financial institution's prevailing prime rate plus two percent (6.98% at June 30, 2001), and required the repayment of all outstanding principal and interest on or before September 13, 2001.

Subsequent to the fiscal 2001 year-end, the Company executed an agreement with the aforementioned Director whereby the Company repaid $184,200 in outstanding principal and interest against the above obligations and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (6.98% at June 30, 2001) and is immediately convertible at the Director's option into common stock of the Company at a stated rate of $1.00 per share. In connection with this agreement, the Company issued the Director 40,000 common shares with an aggregate fair value of $54,000 and a warrant allowing the Director to purchase 134,000 additional common shares at $1.00 per share. The agreement also stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Director an additional warrant for the purchase of 23,500 common shares at $1.00 per share.

10.      Convertible Debt

In fiscal 1999, the Company induced certain individuals to convert outstanding debt into common shares of the Company by agreeing to compensate such individuals on the first anniversary date of the conversion for the amount of any difference between the then market price of the Company's common shares, providing it was above the initial conversion price, and a market price of $3.50 per share. The Company recognized a non-operating charge of $867,000 at the date of such agreement for the maximum potential liability. In fiscal 2000, the Company reversed the $867,000 charge as the market price of its common shares on the first anniversary date exceeded $3.50 per share.

In July 1999, the Company obtained $270,000 in short-term bridge financing from a principal shareholder that enabled it to fully repay an outstanding convertible promissory note. In connection therewith, the Company issued the shareholder 25,000 common shares with an aggregate fair value of $29,750 that was recognized as a financing cost in fiscal 2000.

Subsequently, in July 1999, the Company obtained three short-term loans totaling $270,000, including $70,000 from a principal shareholder and member of the Board of Directors, the proceeds from which were used to fully repay the above short-term bridge financing. In connection therewith, the Company issued the three lending individuals a total of 54,000 common shares with an aggregate fair value of $68,580 that was recognized as a financing cost in fiscal 2000.

In December 1999, the Company induced the above three individuals to collectively convert their short-term loans into a total of 540,000 common shares. In connection therewith, the Company recognized a $270,000 inducement expense as the conversion rate was below the then market price of the Company's common stock.

In February 2000, the Company commenced a private offering of convertible notes from which it subsequently received $200,000 in proceeds, including $150,000 from a principal shareholder and member of the Board of Directors. The notes are unsecured, have a stated 9% interest rate, and mature two years from their respective dates of issuance. The notes are immediately convertible at the option of the holder into common stock of the Company at the rate of $3.00 per share. On June 30, 2000, notes totaling $150,000, as well as certain accrued interest, were converted into 51,000 common shares, thereby leaving $50,000 in convertible notes outstanding.

In March 2001, the Company obtained a $1.0 million short-term loan from a principal shareholder. The loan was secured by all the unencumbered assets of the Company, other than accounts receivable, accrued interest at the prime rate plus two percent and had a 90-day maturity. In connection therewith, the Company issued the shareholder warrants allowing him to purchase 100,000 shares of the Company's common stock at $1.00 per share. At the end of the 90-day term, the Company and the shareholder agreed to convert the above short-term loan into an unsecured convertible note with a stated interest rate of prime plus two percent (6.98% at June 30, 2001) and maturity date of March 5, 2003. The note is immediately convertible at the option of the shareholder into common stock of the Company at a rate of $1.00 per share. In connection therewith, the Company issued the shareholder additional warrants allowing him to purchase another 100,000 shares of the Company's common stock at $1.00 per share. The Company assigned these warrants an estimated fair value of $138,444 that was recognized as a financing cost. The agreement also stipulates that for every subsequent quarter the convertible debt remains outstanding that the Company will issue the shareholder additional warrants for the purchase of 37,500 common shares at $1.00 per share. Subsequent to June 30, 2001, the Company repaid $250,000 of the outstanding note balance.

During June 2001, the Company commenced a private offering of convertible notes with detachable stock purchase warrants from which it had received proceeds of $3,225,000 as of June 30, 2001. The Company subsequently received additional proceeds of $3,322,500 through September 2001 (unaudited). The notes are unsecured, accrue interest at the prime rate plus two percent (6.98% at June 30, 2001), and mature on July 1, 2003. The notes are immediately convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of the Company's common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, the Company was required by U.S. generally accepted accounting principles to reduce the carrying value of notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $2,165,064 at June 30, 2001, was recorded as additional paid-in capital.

In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the total offering proceeds. A commission payable, and corresponding deferred financing fee, of $320,000 has been recognized as of June 30, 2001 that will be subsequently amortized over the term of the convertible debt.

11.   Equity

Common Stock Issued For Cash

In June 1999, the Company commenced a private offering of 500,000 shares of common stock at $1.00 per share. For each common share purchased in the offering, the Company issued the purchaser a warrant that allowed them to subsequently purchase an additional share of the Company's common stock at $1.25 per share. The Company subsequently realized a total of $300,000 in offering proceeds during fiscal 2000.

In October 1999, the Company commenced a private offering of 3,558,000 shares of common stock at $1.00 per share, realizing $3,558,000 in proceeds through the February 2000 offering close. For every three common shares purchased in the offering, the Company issued the purchaser a warrant that allowed them to subsequently purchase an additional share of the Company's common stock at $2.50 per share.

In June 2000, the Company commenced a private offering of 604,090 shares of common stock at $2.00 per share, subsequently realizing $1,157,000 in proceeds during fiscal 2001. For every two common shares purchased in the offering, the Company issued the purchaser a warrant that allowed them to subsequently purchase an additional share of the Company's common stock at $5.00 per share.

Stock Options/Warrants

During fiscal 2001, the Company executed a number of stock option agreements with third parties for the performance of consulting and other services. These stock option agreements cover 846,045 shares of the Company's common stock, contain exercise prices ranging from $1.00 to $5.00 per share, and have contractual lives ranging from one to five years. In connection with these stock option agreements and the related services obtained, the Company recognized various expenses aggregating $475,374 during fiscal 2001.

During fiscal 2001, the Company entered into several agreements with third parties for the performance of various services over subsequent two to three year periods. In connection therewith, the Company granted these service providers stock options with various exercise prices and expiration dates. During fiscal 2001, the Company recognized various expenses aggregating $239,533 for the fair value of the issued stock options. Such expenses will be adjusted in future fiscal periods, as the related services are performed, based on the then calculated fair values and any incremental changes which may occur therein.

In May 2001, the Company granted a vendor a stock purchase warrant allowing them to purchase up to 65,000 shares of the Company's common stock at $1.50 per share. In connection therewith, the Company recognized a $74,205 financing cost in fiscal 2001 for the fair value of these warrants.

On June 30, 2001, the Company extended by one year the expiration dates of 342,500 stock purchase warrants with an exercise price of $1.25 that had been previously granted to three shareholders during fiscal 1999. In connection therewith, the Company recognized a $36,928 financing cost in fiscal 2001 for the incremental increase in the aggregate fair value of these warrants.

12.   Stock Options and Warrants

The Company has an Employee Stock Option Plan (the "Plan") that provides for the grant of options to employees to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 2001, 4,092,126 options originally made available under the Plan remain available for grant. The Company also grants from time to time stock options and warrants outside the Plan to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company with financing.

The following table summarizes the stock option and warrant activity:

                                                                                             Weighted
                                                                                              Average
                                                                            Options/         Exercise
                                                                            Warrants           Price
                                                                           -----------      -----------
              Options/warrants outstanding at July 1, 1999..............    1,467,398       $     1.59
              Granted...................................................    2,429,533             1.92
              Expired...................................................     (180,698)           (1.05)
              Exercised.................................................      (81,638)           (0.76)
                                                                           ----------
              Options/warrants outstanding at June 30, 2000.............    3,634,595             1.85
              Granted...................................................    5,982,821             2.54
              Expired...................................................     (210,750)           (1.32)
              Exercised.................................................     (188,900)           (1.25)
                                                                           ----------
              Options/warrants outstanding at June 30, 2001.............    9,217,766       $     2.32
                                                                           ==========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions:

                                                                               Fiscal Year Ended
                                                                            --------------------------
                                                                             June 30,        June 30,
                                                                               2001           2000
                                                                             --------       --------
              Risk free interest rate...................................       6.0%           6.5%
              Expected volatility.......................................     128.0%          40.0%
              Expected life in years....................................      2 - 6          2 - 6
              Expected dividends........................................       None          None

The estimated fair values for stock options granted during fiscal 2001 and 2000 were $0.42 to $3.16 and $0.71 to $0.83, respectively.

Had compensation cost for the Company's Plan been determined using the compensation measurement principles of SFAS No. 123, the Company's reported net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           Fiscal Year Ended                 Fiscal Year Ended
                                                             June 30, 2001                     June 30, 2000
                                                     --------------------------        -----------------------------
                                                          As           Pro                  As              Pro
                                                       Reported       Forma              Reported          Forma
                                                     ------------  ------------        ------------    -------------
  Net loss........................................   $(6,505,878)  $ (9,523,133)       $ (3,980,989)   $  (4,399,802)
                                                     ===========   ============        ============    =============

  Net loss per share - basic and diluted..........   $     (0.33)  $      (0.48)       $      (0.25)   $       (0.28)
                                                     ===========   ============        ============    =============


The following table summarizes information about outstanding stock options and warrants at June 30, 2001:

                                           Options/Warrants                      Options/Warrants
                                             Outstanding                            Exercisable
                             ----------------------------------------------  ---------------------------
                                              Weighted
                                               Average          Weighted                  Weighted
                Range of                      Remaining         Average                     Average
                Exercise          Number     Contractual        Exercise       Number      Exercise
                 Prices         Outstanding   Life (YRS)         Price      Exercisable      Price
             --------------------------------------------------------------------------------------------
             $0.25 - $0.50          40,000       4.81       $      0.25          40,000    $     0.25
             $0.98 - $1.02         486,612       3.10              1.00         486,612          1.00
             $1.25 - $1.50       2,874,076       7.32              1.38       1,263,294          1.29
             $2.00 - $2.50       3,361,033       1.82              2.49       3,040,199          2.49
             $3.00 - $3.63       1,870,500       8.23              3.03         509,806          3.07
             $5.00                 585,545       2.00              5.00         485,545          5.00
             -----------------------------------------------------------------------------------------
             $0.25 - $5.00       9,217,766       4.93       $      2.32       5,825,456    $     2.30
             =========================================================================================


13.   Commitments and Contingencies

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

The Company is required to pay Roche Diagnostics GmbH ("Roche") a technology licensing royalty of five dollars for each diagnostic module it purchases from Roche or a Roche-approved vendor. As of June 30, 2001, the Company had accrued royalty payment due of $112,490.


14.   Acquisition of Secured Interactive Technologies, Inc.

On September 1, 1999, the Company acquired all the issued and outstanding common shares of Secured Interactive Technologies, Inc. ("SITI") in exchange for 1,944,000 shares of the Company's common stock valued at $1,798,142. This acquisition was accounted for by the Company under the purchase method of accounting with the acquired assets and liabilities recorded at their estimated fair values and SITI's results of operations prospectively reflected in the Company's results of operations. The total purchase consideration of $2,203,142, which included SITI's negative book value of $405,000 at the acquisition date, was reflected by the Company as purchased software technology in its consolidated financial statements.

The following unaudited pro forma consolidated results of operations are presented as if the SITI acquisition had been consummated at the beginning of fiscal 2000. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been consummated at the beginning of fiscal 2000 or the expected future results of the combined operations.

                                                       Fiscal Year Ended
                                                          June 30, 2000
                                                       -----------------

                 Net loss                               $  (4,321,597)
                 Net loss per share                     $       (0.27)


15.   Subsequent Events

The Company recently executed an agreement with a bank effective September 25, 2001 that provides the Company with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). A $0.5 million cash deposit maintained by the Company with the bank as well as the Company's accounts receivable serve as collateral. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (6.45% at August 28, 2001), plus principal payments from collections of the Company's securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require the Company to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. The Company is also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matters for inclusion herein.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 21, 2001, to be filed with the Commission pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 21, 2001, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 21, 2001, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on December 21, 2001, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits are listed in the Exhibit Index on page 52 of this Form 10-KSB, which is incorporated herein by reference.

          (b)  Reports on Form 8-K.

               We filed no reports on Form 8-K during our fiscal fourth quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho, on this 12th day of October 2001.

                                          LIFESTREAM TECHNOLOGIES, INC.


                                          By: /s/ Christopher Maus
                                              ---------------------------------
                                              Christopher Maus
                                              President, Chief Executive Officer
                                              and Chairman of the Board

                                          By: /s/ Brett Sweezy
                                              ---------------------------------
                                              Chief Financial and Accounting
                                              Officer

                                 EXHIBIT INDEX
                                 -------------

2.1 Agreement and Plan of Merger by and among Lifestream Technologies, Inc., Secured Interactive Technologies, Inc. and the Stockholders of Secured Interactive Technologies, Inc. dated June 24, 1999. 2

3.1 Articles of Incorporation of Lifestream Technologies, Inc., dated April 6, 1979.1

3.2 Amended Articles of Incorporation of Lifestream Technologies, Inc., dated February 11, 1994.1

3.3      By-laws of Lifestream Technologies, Inc.1

4.1      Form of Convertible Notes

10.1     Exchange Agreement and Plan of Reorganization dated February 11, 1994.1

10.2 Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998.2

10.3 License and Supply Agreement between Lifestream Diagnostics, Inc. and Boehringer Mannheim GmbH.1

10.4 License and Supply Agreement between Lifestream Technologies, Inc. and Roche Diagnostics GmbH dated December 12, 2000.

10.5 Product Supply Agreement between Lifestream Technologies, Inc. and LRE Technology Partner GmbH dated August 29, 2001.

21.1     Subsidiaries of the Registrant










--------
1 Filed as an Exhibit to the Company's Form 10-SB on December 26, 1996 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Form 8-K on September 1, 1999 and incorporated herein by reference.