Form 10QSB
period 2001-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2001-11-14
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                              --------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        Commission File Number 000-29058

          NEVADA                                            82-0487965
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 457-9409
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:     YES  X    NO
                                                 ----     ----


As of November 12, 2001, the registrant had 20,482,853 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES       NO   X
                                                  ----      -----

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001


PART I.     FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and
June 30, 2001.................................................................1

Condensed Consolidated Statements of Loss for the three months ended
September 30, 2001 and September 30, 2000.....................................3

Condensed Consolidated Statements of Cash Flows for the three months ended  September 30, 2001 and September 30, 2000..............................4

Notes to Interim Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis................................11


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities and Use of Proceeds...........................17

Item 3.  Defaults Upon Senior Securities.....................................18

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 5.  Other Information...................................................18

Item 6.  Exhibits and Reports on Form 8-K....................................18

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        September 30,  June 30,
                                                            2001         2001
                                                         ----------   ----------

Current assets:
   Cash and cash equivalents .........................   $1,315,587   $1,649,979
   Accounts receivable, net ..........................      415,028      466,853
   Inventories, net (Note 2) .........................    2,734,833    1,984,030
   Prepaid expenses ..................................      141,601       55,399
                                                         ----------   ----------
Total current assets .................................    4,607,049    4,156,261
Patent and license rights, net .......................    1,156,241    1,187,415
Purchased software technology and capitalized software
  development costs, net .............................      784,701      945,408
Property and equipment, net ..........................      890,906      945,530
Deferred financing costs, net ........................      607,563      320,000
Note receivable - officer (Note 3) ...................       99,394      100,349
Other ................................................       16,513       14,403
                                                         ----------   ----------
Total assets .........................................   $8,162,367   $7,669,366
                                                         ==========   ==========

                            LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,     June 30,
                                                                              2001           2001
                                                                         ------------    ------------
Current liabilities:
   Accounts payable ..................................................   $  1,077,070    $  1,103,044
   Accrued liabilities (Note 5) ......................................        504,642         311,592
   Commissions payable - related parties (Note 6) ....................          1,250         320,000
   Current maturities of capital lease obligations ...................        104,164         108,084
   Current maturities of note payable ................................         36,330          36,330
                                                                         ------------    ------------
Total current liabilities ............................................      1,723,456       1,879,050
Capital lease obligations, less current maturities ...................         69,676          81,173
Note payable, less current maturities ................................         24,220          33,302
Note payable - related party (Note 6) ................................             --         140,000
Line of credit - related party (Note 6) ..............................             --         500,000
Convertible debt (Note 6) ............................................      2,670,025       2,109,936
                                                                         ------------    ------------
Total liabilities ....................................................      4,487,377       4,743,461
                                                                         ------------    ------------
Commitments and Contingencies (Note 7)

Stockholders' equity (Note 6):
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none
     issued or outstanding ...........................................             --              --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     20,482,853 and 20,345,331 issued and outstanding ................         20,483          20,345
   Additional paid-in capital ........................................     26,252,156      22,384,031
   Accumulated deficit ...............................................    (22,597,649)    (19,478,471)
                                                                         ------------    ------------
Total stockholders' equity ...........................................      3,674,990       2,925,905
                                                                         ------------    ------------
Total liabilities and stockholders' equity ...........................   $  8,162,367    $  7,669,366
                                                                         ============    ============


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                                      Three Months Ended
                                                                 ----------------------------
                                                                 September 30,   September 30,
                                                                     2001            2000
                                                                 ------------    ------------

Net sales ....................................................   $    879,845    $     26,974
Cost of sales ................................................      1,115,768          44,949
                                                                 ------------    ------------
Gross loss ...................................................       (235,923)        (17,975)
                                                                 ------------    ------------
Operating expenses:
      Sales and marketing ....................................        417,878         259,979
      General and administrative .............................      1,067,153         753,285
      Product research and development .......................        130,972          76,300
      Depreciation and amortization ..........................        303,980         266,686
                                                                 ------------    ------------
Total operating expenses .....................................      1,919,983       1,356,250
                                                                 ------------    ------------
Loss from operations .........................................     (2,155,906)     (1,374,225)
                                                                 ------------    ------------
Non-operating income (expenses):
      Interest income ........................................         14,763          13,813
      Interest and financing expenses ........................       (978,329)         (2,032)
      Other, net .............................................            294          (3,011)
                                                                 ------------    ------------
Total non-operating (expense) income .........................       (963,272)          8,770
                                                                 ------------    ------------
Net loss .....................................................   $ (3,119,178)   $ (1,365,455)
                                                                 ============    ============

Net loss per share - Basic and diluted (Note 1) ..............          (0.15)          (0.07)
                                                                 ============    ============

Weighted average number of shares - Basic and diluted (Note 1)     20,418,431      19,352,946
                                                                 ============    ============


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                         September 30, September 30,
                                                                            2001           2000
                                                                         -----------    -----------
Cash flows from operating activities:
   Net loss ..........................................................   $(3,119,178)   $(1,365,455)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................       303,980        266,686
     Amortization of convertible debt discount .......................       340,105             --
     Amortization of deferred financing costs ........................        44,937             --
     Provision for bad debts .........................................         9,181             --
     Provision for inventory obsolescence ............................        14,276             --
     Gain on sale of vehicle .........................................          (479)            --
     Issuance of common shares and warrants to related party as inducement to convert line of credit into convertible term note
       (Note 6) ......................................................       349,200             --
     Beneficial conversion feature of convertible debt issued
       to related party (Note 6) .....................................        91,000             --
     Issuances of common stock for debt offering commissions .........       (38,836)            --
     Issuances of common stock for other non-employee services .......        17,500        301,834
   Changes in assets and liabilities:
     Accounts receivable .............................................        42,644            519
     Inventories .....................................................      (765,079)       (94,718)
     Prepaid expenses ................................................       (86,202)       (87,822)
     Accounts payable ................................................       (25,974)       229,533
     Accrued liabilities .............................................       193,050         16,554
     Commissions payable .............................................      (524,351)            --
Increase in other non-current assets .................................        (2,110)       (79,610)
                                                                         -----------    -----------
Net cash used in operating activities ................................    (3,156,336)      (812,479)
                                                                         -----------    -----------
Cash flows from investing activities:
   Capital expenditures ..............................................       (41,353)       (83,413)
   Software development costs capitalized ............................       (22,882)            --
   Advances to officer (Note 3) ......................................            --        (74,683)
   Repayments from officer (Note 3) ..................................           955             --
                                                                         -----------    -----------
Net cash used in investing activities ................................       (63,280)      (158,096)
                                                                         -----------    -----------
Cash flows from financing activities:
   Proceeds from issuances of convertible debt (Note 6) ..............     3,322,500             --
   Proceeds from exercises of stock options ..........................            --        230,504
   Proceeds from sales of common stock ...............................            --        210,000
   Proceeds from capital lease .......................................        17,757             --
   Payments on capital lease obligations .............................       (35,017)       (10,318)
   Payments on convertible and other debt ............................      (420,016)       (12,110)
                                                                         -----------    -----------
Net cash provided by financing activities ............................     2,885,224        418,076
                                                                         -----------    -----------
Net decrease in cash and cash equivalents ............................      (334,392)      (552,499)
Cash and cash equivalents at beginning of period .....................     1,649,979      1,059,637
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................   $ 1,315,587    $   507,138
                                                                         ===========    ===========


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                       September 30,  September 30,
                                                                            2001          2000
                                                                       ------------   ------------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $   14,505   $    2,066

Supplemental schedule of non-cash investing and financing activities:
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 6) ......................    3,322,500           --
Deferred financing costs (Note 6) ...................................      332,250           --
Lease assumed by officer ............................................        7,239           --
Issuance of common stock in exchange for:
   Financing costs ..................................................      126,899          657

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Condensed Consolidated Financial Statements

Nature of Business and Organizational Structure

Lifestream Technologies, Inc. (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. The Company's current diagnostic product line principally consists of three easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for personal-use by adult at-risk cholesterol patients and health conscious consumers, one specifically designed for adult point-of-care facility-use by various medical professionals, and one specifically designed for children and adolescent point-of-care facility-use by pediatricians.

These condensed consolidated financial statements include the operations of the Company and its two wholly owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. The Company's fiscal year end is June 30th.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior fiscal period have been reclassified to be consistent with the current fiscal year's presentation.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Interim Condensed Consolidated Financial Statements (continued)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At September 30, 2001 and 2000, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 13,112,841 and 2,670,362 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The Company adopted SFAS No. 141, as required, on July 1, 2001 without any impact on the interim condensed consolidated financial statements presented herein. The ultimate impact of the adoption of SFAS No. 141 on the future financial statements of the Company will be determined by the particulars of future business combinations, if any.

Recently Issued Accounting Standards Not Yet Adopted

In May 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the cost of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of EITF 00-14. The Company will adopt EITF 00-14, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. Management currently believes that the adoption of EITF 00-14 will not have a material impact on the Company's consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be characterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. The Company will adopt EITF 00-25, as required, in its consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. Management currently believes that the adoption of EITF 00-25 will not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company will adopt SFAS No. 142, as required, in its

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Interim Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards Not Yet Adopted (continued)

consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 142 will not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for it's recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements.

2.  Inventories

Inventories consist of the following:

                                                September 30,      June 30,
                                                    2001            2000
                                                 -----------    -----------

     Raw materials ...........................   $ 2,002,126    $ 1,332,519
     Work in process .........................       605,221        549,465
     Finished goods ..........................       201,667        161,951
                                                 -----------    -----------
                                                   2,809,014      2,043,935
     Less allowance for inventory obsolescence       (74,181)       (59,905)
                                                 -----------    -----------
     Total inventories .......................   $ 2,734,833    $ 1,984,030
                                                 ===========    ===========


3.    Note Receivable - Officer

The Board of Directors has periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, has a stated interest rate of 8.75% and requires bi-weekly repayments of principal and interest through May 23, 2014.

4.    Revolving Credit Facility

The Company executed an agreement with a bank effective September 25, 2001 that provides the Company with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by the Company's accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (5.96% at September 30, 2001), plus principal payments from collections of the Company's securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require the Company to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. The Company is also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002. As of November 14, 2001 the Company has not borrowed against this credit facility.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                     September 30,  June 30,
                                                         2001         2001
                                                       --------     --------

     Accrued wages, benefits and related taxes ....    $106,310     $152,869
     Accrued royalties ............................     197,540      112,490
     Accrued sales returns ........................      54,278       26,000
     Accrued interest payable .....................     132,846       16,560
     Accrued other ................................      13,668        3,673
                                                       --------     --------
     Total accrued liabilities ....................    $504,642     $311,592
                                                       ========     ========

6.     Convertible Debt

During June 2001, the Company commenced a private offering of convertible notes with detachable stock purchase warrants from which it had received proceeds of $3,225,000 as of June 30, 2001. The Company subsequently received additional proceeds of $3,322,500 through September 30, 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (8.00% at September 30, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of the Company's common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, the Company was required by U.S. generally accepted accounting principles to reduce the carrying value of notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $5,487,564 at September 30, 2001, has been recorded as additional paid-in capital. The unamortized debt discount amounted to $5,147,459 and $2,165,064 at September 30, 2001 and June 30, 2001,
respectively.

In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. Total commissions of $652,250 were incurred which are being amortized as deferred financing fees over the term of the convertible debt.

During the fiscal 2002 first quarter, the Company executed an agreement with a principal shareholder and member of the Board of Directors ("Director") whereby the Company repaid $184,200 in outstanding principal and interest against unsecured loans and a line of credit provided by the Director during fiscal 2001 and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (8.00% at September 30, 2001) and is immediately convertible at the Director's option into common stock of the Company at a stated rate of $1.00 per share. In connection with this agreement, the Company issued the Director 40,000 common shares with an aggregate fair value of $54,000 and a warrant allowing the Director to purchase 134,000 additional common shares at $1.00 per share. The agreement also stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Director an additional warrant for the purchase of 23,500 common shares at $1.00 per share.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.    Contingencies

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

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "may," "envision," "believes," "estimates," or other future-oriented statements, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations; identifying, recruiting and retaining highly qualified personnel; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in our most recent Form 10-KSB for the fiscal year ended June 30, 2001 filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, personal-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling an initial purchase order received from a high-profile, national speciality retailer for our personal-use cholesterol monitor. In January 2001, our over-the-counter, personal-use cholesterol monitor made its formal debut with a prominent national television-based retailer as well as with two additional high-profile, national specialty retailers. Shortly thereafter, our personal-use cholesterol monitor also began to be offered by thirteen other prominent national and regional retailers, including major department store chains and additional speciality retailers. The majority of the aforementioned specialty retailers have multiple sales channels, including retail stores, direct mail catalogs and e-commerce web sites. Currently, our personal-use cholesterol monitor is being offered by over thirty national and regional retailers, including the recent addition of five major national and regional drug store chains. To date, we have been successful in obtaining follow-up purchase orders for escalating quantities from all of these retailers with the exception of the national television-based retailer for which we elected to forego being featured for the foreseeable future. With the national roll-out of our personal-use cholesterol monitor well underway, we are also beginning to once again actively market our professional point-of-care cholesterol monitor.

Despite the aforementioned progress, it must be noted that we have continued to experience substantial operating and net losses as evidenced by our substantial accumulated deficit at September 30, 2001. Additionally, our operating activities have continued to utilize substantial amounts of cash and cash equivalents thereby necessitating ongoing procurements of equity and debt financing to sustain our operations and to fund our growth. Looking forward, we anticipate substantial operating and net losses, and negative cash flow from operating activities, for the remainder of fiscal 2002, and possibly beyond. As such, it must be noted that, despite our positive working capital position at September 30, 2001, our ability to efficiently produce and sell our cholesterol monitors, and thereby achieve net profitability and positive operating cash flow, over the longer term remains highly contingent upon us continuing to meet our ongoing capital needs, which are anticipated to be significant, and obtaining broad market acceptance of our cholesterol monitors, particularly for our over-the-counter, personal-use cholesterol monitor. There can be no assurances that we will be successful in achieving such. Any failure by us to raise necessary funding in a timely manner or to effectively execute our business plan will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Our Results of Operations

Our consolidated net sales for the three months ended September 30, 2001 ("fiscal 2002 first quarter") were $879,845 as compared to $26,974 for the three months ended September 30, 2000 ("fiscal 2001 first quarter"). The vast majority of our fiscal 2002 first quarter consolidated net sales were derived from sales of our over-the-counter, personal-use cholesterol monitor whereas all of our fiscal 2001 first quarter consolidated net sales were derived from sales of our professional point-of-care cholesterol monitor.

Our cost of sales, being direct labor, material and overhead, including related product shipping and handling costs, were $1,115,768 for the fiscal 2002 first quarter as compared to $44,949 for the fiscal 2001 first quarter. Our resulting gross margin was (26.8%) for the fiscal 2002 first quarter as compared to (66.6%) for the fiscal 2001 first quarter. Limited unit sales to date of our cholesterol monitors and introductory wholesale pricing discounts and incentives granted to achieve market penetration with retailers have resulted in significant reductions to our targeted gross revenues and margins. For instance, during the fiscal 2002 first quarter, we gained access to a major national drug store chain by agreeing to initially provide them at no charge with a significant number of personal-use cholesterol monitors and dry chemistry test strips. Although all associated product costs are included in our consolidated cost of sales, the aggregate retail value of these free products, approximately $270,000, is excluded from our consolidated net sales consistent with generally accepted accounting principles in the United States of America, i.e., EITF 00-25. Our ability to realize significantly improved gross margins in the future remains contingent upon our cholesterol monitors, particularly our personal-use cholesterol monitor, receiving broad market acceptance, which, in turn, will enable us to realize improved wholesale prices and various economies of scale in our procurement and production processes. Although we recently outsourced the final assembly of our cholesterol devices to a large-scale contract manufacturer and are continuing to pursue a number of product re-engineering initiatives, there can be no assurance that we will be successful in achieving the cost reductions we seek.

Our total operating expenses were $1,919,983 for the fiscal 2002 first quarter, an increase of $563,733 or 41.6%, from the $1,356,250 incurred during the fiscal 2001 first quarter. The fiscal 2002 first quarter increase, as detailed below, primarily is attributable to various costs incurred in connection with the continuing introduction and national roll-out of our over-the-counter, personal-use cholesterol monitor.

Our sales and marketing expenses were $417,878 for the fiscal 2002 first quarter, an increase of $157,899, or 60.7%, from the $259,979 incurred during the fiscal 2001 first quarter. The fiscal 2002 first quarter increase primarily is attributable to incremental costs incurred for additional sales and marketing personnel and, to a lesser extent, increased advertising, in connection with the continuing introduction and national roll-out of our personal-use cholesterol monitor.

Our Results of Operations (continued)

Our general and administrative expenses were $1,067,153 (inclusive of $17,500 in non-cash charges) for the fiscal 2002 first quarter, an increase of $313,868, or 41.7%, from the $753,285 (inclusive of $255,715 in non-cash charges) incurred during the fiscal 2001 first quarter. The fiscal 2002 first quarter increase primarily is attributable to various incremental costs incurred for additional administrative and technical personnel, and associated facilities, in connection with the introduction and national roll-out of our personal-use cholesterol monitor. To a lesser extent, fiscal 2002 first quarter increase also reflects certain general and administrative costs incurred in connection with the aforementioned product re-engineering initiatives directed at achieving certain cost reductions.

Our product research and development expenses were $130,972 for the fiscal 2002 first quarter, an increase of $54,672, or 71.7%, from the $76,300 incurred during the fiscal 2001 first quarter. The fiscal 2002 first quarter increase primarily is attributable to technical, personnel and regulatory costs incurred in connection with the aforementioned product re-engineering initiatives directed at achieving certain cost reductions.

Our non-cash depreciation and amortization expenses were $303,980 for the fiscal 2002 first quarter, an increase of $37,294, or 14.0%, as compared to $266,686 for the fiscal 2001 first quarter. The fiscal 2002 first quarter increase primarily is attributable to the addition of packaging equipment and leasehold improvements necessary to the continuing introduction and national roll-out of our personal-use cholesterol monitor.

Primarily as a result of the foregoing, our loss from operations for the fiscal 2002 first quarter was $2,155,906, an increase of $781,681, or 56.9%, from the $1,374,225 incurred during the fiscal 2001 first quarter.

Our non-operating expenses and income primarily consist of interest income, interest and financing expenses, and other miscellaneous income and expense items. Net non-operating expense was $963,272 (inclusive of $780,337 in non-cash charges) for the fiscal 2002 first quarter as compared to net non-operating income was $8,770 for the fiscal 2001 first quarter. As set forth in the accompanying condensed consolidated statement of cash flows, the fiscal 2002 first quarter primarily reflects various non-cash amortization and inducement expenses associated with our recent issuances of convertible debt. To a lesser extent, the fiscal 2002 first quarter reflects interest expense associated with this convertible debt. It should be noted that the amortization and interest expenses associated with this outstanding convertible debt will continue to have a material adverse impact on our results of operations for the foreseeable future. The fiscal 2001 first quarter primarily reflects interest income.

We incurred a net loss of $3,119,178 ($0.15 per basic and diluted share) for the fiscal 2002 first quarter as compared to a net loss of $1,365,455 ($0.07 per basic and diluted share) for the fiscal 2001 first quarter.

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

We executed an agreement with a bank effective September 25, 2001 that provides us with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by our accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (5.96% at September 30, 2001), plus principal payments from collections of our securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit.

The agreement contains certain covenants that requires us to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. We are also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

Our operating activities consumed $3,156,336 in cash and cash equivalents during the fiscal 2002 first quarter, an increase of $2,343,857, or 288.5%, from the $812,479 in cash and cash equivalents consumed during the fiscal 2001 first quarter. On a comparative quarter-to-quarter basis, the fiscal 2002 first quarter increase primarily reflects our substantially increased net loss and, to a significantly lesser extent, the negative cash flow effects of increased inventories and prepaid expenses and decreased commissions payable and accounts payable. These negative cash flows were partially offset primarily by the adding back of various non-cash amortization, depreciation, inducement and compensation charges and, to a lesser extent, the positive cash flow effects of decreased accounts receivable and accrued liabilities.

Our investing activities utilized $63,280 in cash and cash equivalents during the fiscal 2002 first quarter, a decrease of $94,816, or 60.0%, from the $158,096 in cash and cash equivalents utilized during the fiscal 2001 first quarter. The fiscal 2002 first quarter decrease primarily is attributable to the comparative fiscal 2001 first quarter reflecting the negative cash flow effect of advances to an officer. To a lesser extent, the fiscal 2002 first quarter decrease is attributable to positive cash flow effect of reduced capital expenditures. The fiscal 2002 first quarter decrease was partially offset by the positive cash flow effects of capitalized investments in software development and, to a significantly lesser extent, advance repayments by an officer.

Our financing activities provided $2,885,224 in cash and cash equivalents during the fiscal 2002 first quarter, an increase of $2,467,148, or 590.1%, from the $418,076 in cash and cash equivalents provided by financing activities during the fiscal 2001 first quarter. The fiscal 2002 first quarter increase primarily is attributable to increased proceeds from issuances of convertible debt as described below. The fiscal 2002 first quarter increase was partially offset by increased debt repayments and the absence of proceeds received in the comparative fiscal 2001 first quarter from sales of common stock and exercises of common stock options.

As a result of the foregoing, we had cash and cash equivalents of $1,315,587 and $1,649,979 at September 30, 2001 and June 30, 2001, respectively. We had working capital of $2,883,593 and $2,277,211 at September 30, 2001 and June 30, 2001,
respectively.

Just prior to our fiscal 2001 year-end, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $3,322,500 through September 30, 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (8.00% at September 30, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $5,487,564 at September 30, 2001, has been recorded as additional paid-in capital.

During the fiscal 2002 first quarter, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (8.00%

Our Liquidity and Capital Resources (continued)

at September 30, 2001) and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

Although we currently have no material commitments for the purchase of capital equipment, we do currently envision the need for additional packaging equipment, technology hardware and software, and office furnishings, with an estimated aggregate cost of approximately $250,000, during the remainder of fiscal 2002. We anticipate that the majority of these items will be procured and financed through a combination of conventional operating and capital leases, including under certain existing lease lines of credit available to us with previously utilized vendors.

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

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as the majority of our outstanding debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly for the resulting adverse impact on our interest expense to be material to our anticipated results of operations and operating cash flows for the remainder of fiscal 2002, and possibly beyond. We currently are not exposed to financial market risks from changes in foreign currency exchange rates. However, in the future, we may increase the level of our variable rate debt or enter into transactions denominated in non-U.S. currencies which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Recently Issued Accounting Standards Not Yet Adopted

In May 2000, the EITF issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the cost of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date of EITF 00-14. We will adopt EITF 00-14, as required, in our consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. We currently believe that the adoption of EITF 00-14 will not have a material impact on our consolidated financial statements.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be characterized as a cost incurred if, the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit. We will adopt EITF 00-25, as required, in our consolidated financial statements for the third quarter of fiscal 2002 with restatement of all comparative prior period financial statements. We currently believe that the adoption of EITF 00-25 will not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. We will adopt SFAS No. 142, as required, in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 142 will not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt SFAS No. 143, as required, in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are periodically involved in incidental litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights"). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. The Court had a hearing on October 10, 2001 to address two motions filed by us, including a motion for partial summary judgment and a motion for leave to amend the complaint, we expect the court to rule over these issues over the next 90 days. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. To date, the defendants have not identified any expert witnesses or presented any evidence to support their defenses or counterclaims. However, such evidence may be presented at a later time. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

Item 2.   Changes in Securities and Use of Proceeds

We issued 137,522 restricted shares of the Company during the three month period ended September 30, 2001 for which we relied upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended. These issuances were as follows:

In June 2001, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $3,322,500 through September 30, 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (8.00% at September 30, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $5,487,564 at September 30, 2001, was recorded as additional paid-in capital. In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. Total commissions of $652,250 were incurred which are being amortized as deferred financing fees over the term of the convertible debt.

During the fiscal 2002 first quarter, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. As an inducement, we issued this individual 40,000 common shares with an estimated aggregate fair market value of $66,000 and 134,000 stock purchase warrants with an estimated aggregate fair market value of $283,200. The note accrues interest at the prime rate plus two percent (8.00% at

September 30, 2001) and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

In August 2001, we issued 88,063 common shares to an investor in payment of a convertible debt offering commission with an aggregate fair market value of $126,899.

In September 2001, we issued 9,459 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve-month contract period beginning September 2001 with an estimated aggregate fair market value of $17,500.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended September 30, 2001.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has Duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 15th day of November 2001.


                                          LIFESTREAM TECHNOLOGIES, INC.

                                   By:    /s/ BRETT SWEEZY
                                          --------------------------------------
                                              Brett Sweezy
                                          Chief Financial and Accounting Officer