Form 10QSB
period 2001-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2002-02-14
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-29058

               NEVADA                                      82-0487965
     ---------------------------                      --------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
                    (Address of principal executive offices)

                                 (208) 457-9409
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

As of February 11, 2002, the registrant had 21,396,360 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001


PART I.     FINANCIAL INFORMATION

                                                                                   Page
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001      1

Condensed Consolidated Statements of Loss for the three and six months ended
  December 31, 2001 and December 31, 2000 .....................................      3

Condensed Consolidated Statements of Cash Flows for the six months ended
  December 31, 2001 and December 31, 2000 .....................................      4

Notes to Interim Condensed Consolidated Financial Statements ..................      6

Item 2.  Management's Discussion and Analysis .................................     11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................     18

Item 2.  Changes in Securities and Use of Proceeds ............................     18

Item 3.  Defaults Upon Senior Securities ......................................     19

Item 4.  Submission of Matters to a Vote of Security Holders ..................     19

Item 5.  Other Information ....................................................     20

Item 6.  Exhibits and Reports on Form 8-K .....................................     20


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                DECEMBER 31,    JUNE 30,
                                                                                   2001           2001
                                                                                ----------     ----------

Current assets:
   Cash and cash equivalents ..............................................     $  428,959     $1,649,979
   Accounts receivable, net ...............................................        527,777        466,853
   Inventories, net (Note 2) ..............................................      3,209,959      1,984,030
   Prepaid expenses .......................................................        237,121         55,399
                                                                                ----------     ----------
Total current assets ......................................................      4,403,816      4,156,261
Patent and license rights, net ............................................      1,125,067      1,187,415
Purchased software technology and capitalized software
  development costs, net ..................................................        580,943        945,408
Property and equipment, net ...............................................        970,097        945,530
Deferred financing costs, net .............................................        625,183        320,000
Note receivable - officer (Note 3) ........................................         98,520        100,349
Other .....................................................................         15,855         14,403
                                                                                ----------     ----------
Total assets...............................................................     $7,819,481     $7,669,366
                                                                                ==========     ==========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            DECEMBER 31,       JUNE 30,
                                                                               2001              2001
                                                                           ------------      ------------
                                                                            (unaudited)
Current liabilities:
   Accounts payable ..................................................     $  1,811,438      $  1,103,044
   Accrued liabilities (Note 5) ......................................          786,918           311,592
   Commissions payable - related parties (Note 6) ....................             --             320,000
   Current maturities of capital lease obligations ...................          150,605           108,084
   Current maturities of note payable ................................           36,330            36,330
                                                                           ------------      ------------
Total current liabilities ............................................        2,785,291         1,879,050
Capital lease obligations, less current maturities ...................           83,537            81,173
Note payable, less current maturities ................................           15,137            33,302
Note payable - related party (Note 6) ................................             --             140,000
Line of credit - related party (Note 6) ..............................             --             500,000
Convertible debt, face amount of $8,917,484 and $3,225,000 (Note 6)...        3,026,897         2,109,936
                                                                           ------------      ------------
Total liabilities ....................................................        5,910,862         4,743,461
                                                                           ------------      ------------

Commitments and Contingencies (Note 8)

Stockholders' equity (Notes 6 and 7):
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none
     issued or outstanding ...........................................             --                --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     20,603,027 and 20,345,331 issued and outstanding ................           20,603            20,345
   Additional paid-in capital ........................................       28,074,650        22,384,031
   Accumulated deficit ...............................................      (26,186,634)      (19,478,471)
                                                                           ------------      ------------
Total stockholders' equity ...........................................        1,908,619         2,925,905
                                                                           ------------      ------------
Total liabilities and stockholders' equity ...........................     $  7,819,481      $  7,669,366
                                                                           ============      ============

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            -----------------------------------------------------------------
                                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                2001              2000             2001              2000
                                           ------------      ------------      ------------      ------------


Net sales ............................     $  1,238,353      $     52,133      $  2,118,198      $     79,106
Cost of sales ........................        1,160,326            43,942         2,276,094            88,891
                                           ------------      ------------      ------------      ------------
Gross profit (loss) ..................           78,027             8,191          (157,896)           (9,785)
Operating expenses:
      Sales and marketing ............          922,069           277,121         1,339,946           537,100
      General and administrative .....        1,646,202           904,612         2,713,355         1,657,997
      Product research and development          102,877            67,079           233,850           143,379
      Depreciation and amortization ..          348,329           282,966           652,308           549,652
                                           ------------      ------------      ------------      ------------
Total operating expenses .............        3,019,477         1,531,778         4,939,459         2,888,128
                                           ------------      ------------      ------------      ------------
Loss from operations .................       (2,941,450)       (1,523,587)       (5,097,355)       (2,897,913)
                                           ------------      ------------      ------------      ------------
Non-operating income (expenses):
      Interest income ................            3,040             3,413            17,803            17,226
      Interest and financing expenses          (649,163)           (1,639)       (1,613,374)           (3,671)
      Other, net .....................           (1,413)         (100,038)          (15,237)         (103,049)
                                           ------------      ------------      ------------      ------------
Total non-operating (expense) income .         (647,536)          (98,264)       (1,610,808)          (89,494)
                                           ------------      ------------      ------------      ------------
Net loss .............................     $ (3,588,986)     $ (1,621,851)     $ (6,708,163)     $ (2,987,407)
                                           ============      ============      ============      ============

Net loss per share (Note 1) ..........     $      (0.18)     $      (0.08)     $      (0.33)     $      (0.15)
                                           ============      ============      ============      ============

Weighted average shares -
  Basic and diluted (Note 1) .........       20,523,346        19,928,270        20,473,954        19,929,563
                                           ============      ============      ============      ============

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                        DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                        -----------------     -----------------


Cash flows from operating activities:
   Net loss ..........................................................     $(6,708,163)          $(2,987,407)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................         652,308               549,652
      Amortization of convertible debt discount ......................         696,977                  --
      Amortization of deferred financing costs .......................          87,317                  --
     Provision for bad debts .........................................          38,419                  --
     Provision for inventory obsolescence ............................          14,277                 2,864
      Gain on sale of vehicle ........................................            (479)                 --
      Issuance of common shares and warrants to related party as inducement to convert line of credit into convertible term note
       (Note 6) ......................................................         349,200                  --
      Beneficial conversion feature of convertible debt issued
         to related party (Note 6) ...................................          91,000                  --
     Issuances of common stock for debt offering commissions .........         (38,836)                 --
     Issuances of common stock for other non-employee services .......         740,114               548,297
   Changes in assets and liabilities:
     Accounts receivable .............................................         (99,343)             (281,413)
     Inventories .....................................................      (1,240,206)           (1,039,902)
     Prepaid expenses ................................................        (181,722)             (150,440)
     Accounts payable ................................................         708,394             1,025,516
      Accrued liabilities ............................................         475,326                68,107
      Commissions payable ............................................        (585,601)              272,226
Increase in other non-current assets .................................          (1,452)                3,881
                                                                           -----------           -----------
Net cash used in operating activities ................................      (5,002,470)           (1,988,619)
                                                                           -----------           -----------
Cash flows from investing activities:
   Capital expenditures ..............................................         (72,106)             (590,882)
   Software development costs capitalized ............................         (43,504)                 --
   Advances to officer (Note 3) ......................................            --                 (74,634)
   Repayments from officer (Note 3) ..................................           1,829                  --
                                                                           -----------           -----------
Net cash used in investing activities ................................        (113,781)             (665,516)
                                                                           -----------           -----------
Cash flows from financing activities:
   Proceeds from capital lease obligations incurred ..................            --                 258,725
   Principal payments on capital lease obligations ...................        (107,253)             (111,194)
   Proceeds from issuances of notes payable ..........................            --                 250,000
   Principal payments on notes payable ...............................            --                 (18,165)
   Proceeds from issuances of convertible debt (Note 6) ..............       4,422,500                  --
   Principal payments on convertible debt ............................        (420,016)                 --
   Proceeds from exercises of stock options ..........................            --                 235,504
   Proceeds from sales of common stock ...............................            --               1,157,000
                                                                           -----------           -----------
Net cash provided by financing activities ............................       3,895,231             1,771,870
                                                                           -----------           -----------
Net decrease in cash and cash equivalents ............................      (1,221,020)             (882,265)
Cash and cash equivalents at beginning of period .....................       1,649,979             1,059,637
                                                                           -----------           -----------
Cash and cash equivalents at end of period ...........................     $   428,959           $   177,372
                                                                           ===========           ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              2001          2000
                                                                           ----------     ---------

Supplemental schedule of cash activities:
   Interest paid in cash...............................................    $   14,505     $   3,671

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital lease obligations ..................       141,213          --
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 6) ........................     4,422,500          --
Deferred financing costs (Note 6) .....................................       392,500          --
Other debt converted to convertible debt ..............................       640,000          --
Issuance of common stock in exchange for:
   Financing costs ....................................................       126,899        97,427


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

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At December 31, 2001 and 2000, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 20,244,750 and 5,631,190 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

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

In August 2001, the FASB issued SFAS N. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The Company will adopt SFAS No. 144, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 144 will not have a material impact on the Company's consolidated financial statements.


2.  INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 31,        JUNE 30,
                                                       2001             2000
                                                   -----------      -----------
    Raw materials ...........................      $ 1,682,788      $ 1,332,519
     Work in process .........................         935,982          549,465
     Finished goods ..........................         620,493          161,951
                                                   -----------      -----------
                                                     3,239,263        2,043,935
     Less allowance for inventory obsolescence         (29,304)         (59,905)
                                                   -----------      -----------
     Total inventories .......................     $ 3,209,959      $ 1,984,030
                                                   ===========      ===========


3.    NOTE RECEIVABLE - OFFICER

The Board of Directors has periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, has a stated interest rate of 8.75% and requires bi-weekly repayments of principal and interest through May 23, 2014.


4.    REVOLVING CREDIT FACILITY

The Company executed an agreement with a bank effective September 25, 2001 that provides the Company with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    REVOLVING CREDIT FACILITY (CONTINUED)

borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by the Company's accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (3.75% at December 31, 2001), plus principal payments from collections of the Company's securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require the Company to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. The Company is also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

At December 31, 2001, the Company was not in compliance with the aforementioned minimum working capital requirement. Until such compliance is restored or a written notice of waiver is obtained from the bank, the Company's future borrowings, if any, under this credit facility will be limited to those secured by a corresponding bank deposit. The Company had no outstanding borrowings against this credit facility at December 31, 2001.


5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                  DECEMBER 31,   JUNE 30,
                                                     2001         2001
                                                   --------     --------

     Accrued wages, benefits and related taxes     $180,264     $152,869
     Accrued royalties .......................      265,040      112,490
     Accrued sales returns ...................       54,278       26,000
     Accrued interest payable ................      276,637       16,560
     Accrued other ...........................       10,699        3,673
                                                   --------     --------
     Total accrued liabilities ...............     $786,918     $311,592
                                                   ========     ========


6.     CONVERTIBLE DEBT

During June 2001, the Company commenced a private offering of convertible notes with detachable stock purchase warrants from which it had received proceeds of $3,225,000 as of June 30, 2001. The Company subsequently received additional proceeds of $4,422,500 through December 31, 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (6.75% at December 31, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of the Company's common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, the Company was required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $6,587,564 at December 31, 2001, has been recorded as additional paid-in capital. The unamortized debt discount amounted to $5,890,587 and $2,165,064 at December 31, 2001 and June 30, 2001,
respectively.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.     CONVERTIBLE DEBT (CONTINUED)

In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. Total commissions of $712,250 were incurred which are being amortized as deferred financing fees over the term of the convertible debt.

During the fiscal 2002 first quarter, the Company executed an agreement with a principal shareholder and member of the Board of Directors ("Director") whereby the Company repaid $184,200 in outstanding principal and interest against unsecured loans and a line of credit provided by the Director during fiscal 2001 and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (6.75% at December 31, 2001) and is immediately convertible at the Director's option into common stock of the Company at a stated rate of $1.00 per share. In connection with this agreement, the Company issued the Director 40,000 common shares with an aggregate fair value of $54,000 and a warrant allowing the Director to purchase 134,000 additional common shares at $1.00 per share. The agreement also stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Director an additional warrant for the purchase of 23,500 common shares at $1.00 per share.


7.    EQUITY

In late November 2001, the Company commenced a "best efforts" private placement offering of 4,000,000 common shares at a fixed price of $1.50 per common share from which it had not yet received any proceeds as of December 31, 2001. The Company has subsequently received gross proceeds of $1,100,000 through February 14, 2002. This offering will continue, unless extended by the Company's Board of Directors, until the earlier of February 28, 2002 or such date that all of the common shares have been sold. Each common share purchased in the offering will be accompanied by two callable stock purchase warrants, consisting of: (i) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $2.50 per share (the "$2.50 Warrants") and (ii) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $3.50 per share ("$3.50 Warrants"). The Company may subsequently redeem, at its option and upon providing a 30-day written notice of redemption, any outstanding unexercised warrants at a price of $.001 per warrant. However, such redemption notice may only be issued by the Company if, following the close of the offering, the average closing price of the common shares, as reported on the American Stock Exchange or other market on which the common shares are traded, equals or exceeds the following market prices for a period of ten consecutive trading days: (i) $3.50 for the $2.50 Warrants or (ii) $4.50 for the $3.50 Warrants. Any warrants not exercised or submitted for redemption within the 30-day redemption notice period will be cancelled.


8.    CONTINGENCIES

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

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties. These forward-looking statements are based on our current expectations and our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing medical diagnostic devices, including technological advancements and innovations; product development and improvement; identifying, recruiting and retaining highly qualified personnel; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; competition; success of capital-raising, operating, marketing and growth initiatives; product sales and material inventory; development and operating costs; advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in our most recent Form 10-KSB for the fiscal year ended June 30, 2001 filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

On July 25, 2000, we received the prerequisite FDA market clearance for our over-the-counter, personal-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling an initial purchase order received from a high-profile, national speciality retailer for our personal-use cholesterol monitor. In January 2001, our over-the-counter, personal-use cholesterol monitor made its formal debut with a prominent national television-based retailer as well as with two additional high-profile, national specialty retailers. Shortly thereafter, our personal-use cholesterol monitor also began to be offered by thirteen other prominent national and regional retailers, including major department store chains and additional speciality retailers. The majority of the aforementioned specialty retailers have multiple sales channels, including retail stores, direct mail catalogs and e-commerce web sites. Currently, our personal-use cholesterol monitor is being offered by over forty national and regional retailers, including the recent addition of ten major national and regional drug store chains. To date, we have been successful in obtaining follow-up purchase orders for escalating quantities from the vast majority of these retailers. With the national roll-out of our personal-use cholesterol monitor well underway, we are also beginning to once again actively market our professional adult point-of-care cholesterol monitor as well as our recently debuted professional pediatric point-of-care cholesterol monitor.

Despite the aforementioned progress, it must be noted that we have continued to experience substantial operating and net losses as evidenced by our substantial accumulated deficit at December 31, 2001. Additionally, our operating activities have continued to utilize substantial amounts of cash and cash equivalents thereby necessitating ongoing procurements of equity and debt financing to sustain our operations and to fund our growth. Looking forward, we anticipate substantial operating and net losses, and negative cash flow from operating activities, for the remainder of fiscal 2002, and possibly beyond. As such, it must be noted that, despite our positive working capital position at December 31, 2001, our ability to efficiently produce and sell our cholesterol monitors, and thereby achieve net profitability and positive operating cash flow, over the longer term remains highly contingent upon us continuing to meet our ongoing capital needs, which are anticipated to be significant, and obtaining broad market acceptance of our cholesterol monitors, particularly for our over-the-counter, personal-use cholesterol monitor. There can be no assurances that we will be successful in achieving such. Any failure by us to raise necessary funding in a timely manner or to effectively execute our business plan will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.


OUR RESULTS OF OPERATIONS

Our consolidated net sales for the three months ended December 31, 2001 ("fiscal 2002 second quarter") were $1,238,353 as compared to $879,845 for the preceding three months ended September 30, 2001 ("fiscal 2002 first quarter") and $52,133 for the three months ended December 31, 2000 ("fiscal 2001 second quarter"). For the six months ended December 31, 2001 ("first half of fiscal 2002"), our consolidated net sales were $2,118,198 as compared to $79,106 for the six months ended December 31, 2000 ("first half of fiscal 2001"). Substantially all of our consolidated net sales for the first half of fiscal 2002 were derived from solicited sales of our recently debuted over-the-counter, personal-use cholesterol monitor whereas substantially all of our consolidated net sales for the first half of fiscal 2001 were derived from passive sales of our then de-emphasized professional point-of-care cholesterol monitor. The increase in our consolidated net sales for the fiscal 2002 second quarter as compared to the preceding fiscal 2002 first quarter primarily was attributable to the fulfillment of initial purchase orders received from several new retail distributors and, to a lesser extent, the fulfillment of increased purchase orders received from several continuing retail distributors. We additionally benefited from increased direct consumer sales realized through our www.lifestreamtech.com and www.KnowItForLife.com web sites.

Our cost of sales, being direct labor, material and overhead, including related product shipping and handling costs, were $1,160,326 for the fiscal 2002 second quarter as compared to $43,942 for the fiscal 2001 second quarter. For the first half of fiscal 2002, our cost of sales were $2,276,094 as compared to $88,891 for the first half of fiscal 2001. Our resulting gross margins were 6.3% and (7.5%) for the fiscal 2002 second quarter and first half, respectively, as compared to 15.7% and (12.4%) for the fiscal 2001 second quarter and first half, respectively. Limited unit sales to date of our cholesterol monitors and introductory wholesale pricing discounts and incentives granted during fiscal 2002 to achieve market penetration of our recently debuted over-the-counter, personal-use cholesterol monitor with retail distributors have resulted in significant reductions to our targeted gross revenues and margins. For instance, during the fiscal 2002 first quarter, we gained access to a major national drug store chain by agreeing to initially provide them at no charge with a significant number of personal-use cholesterol monitors and dry chemistry test strips. Although all associated product costs are included in our consolidated cost of sales, the aggregate retail value of these free products, approximately $270,000, is excluded from our consolidated net sales consistent with generally accepted accounting principles in the United States of America. Our ability to realize significantly improved gross margins in the future remains contingent upon our cholesterol monitors, particularly our personal-use cholesterol monitor, receiving broad market acceptance, which, in turn, will enable us to realize improved wholesale prices and various economies of scale in our procurement and production processes. Although we recently outsourced the final assembly of our cholesterol devices to a large-scale contract manufacturer and are continuing to pursue a number of product re-engineering initiatives, there can be no assurance that we will be successful in achieving the cost reductions we seek.

Our total operating expenses were $3,019,477 for the fiscal 2002 second quarter, an increase of $1,487,699 or 97.1%, from the $1,531,778 incurred during the fiscal 2001 second quarter. For the first half of fiscal 2002, our total operating expenses were $4,939,459, an increase of $2,051,331, or 71.0%, from the $2,888,128 incurred during the first half of fiscal 2001. As further detailed below, the increases realized for the fiscal 2002 second quarter and first half primarily were attributable to various costs incurred in connection with the continuing introduction and national roll-out of our over-the-counter, personal-use cholesterol monitor.

Our sales and marketing expenses were $922,069 for the fiscal 2002 second quarter, an increase of $644,948, or 232.7%, from the $277,121 incurred during the fiscal 2001 second quarter. For the first half of fiscal 2002, our sales and marketing expenses were $1,339,946, an increase of $802,846, or 149.5%, from the $537,100 incurred during the first six months of fiscal 2001. The increases incurred for both the fiscal 2002 second quarter and first half primarily were attributable to our incurring of incremental costs for advertising and, to a significantly lesser extent, additional sales and marketing personnel, in support of our continuing introduction and national roll-out of our personal-use cholesterol monitor. The aggregate increase incurred for the fiscal 2002 first half was slightly offset primarily by lower expenses associated with national trade shows and a local product promotional event.

Our general and administrative expenses were $1,646,202 (inclusive of $631,511 in non-cash charges) for the fiscal 2002 second quarter, an increase of $741,590, or 82.0%, from the $904,612 (inclusive of $139,722 in non-cash charges) incurred during the fiscal 2001 second quarter. For the first half of fiscal 2001, our general and administrative expenses were $2,713,355 (inclusive of $649,011 in non-cash charges), an increase of $1,055,358, or 63.7%, from the $1,657,997 (inclusive of $255,952 in non-cash charges) incurred during the first half of fiscal 2001. The increases incurred for both the fiscal 2002 second quarter and first half primarily were attributable to increased professional service fees incurred in connection with various investor relations activities, including the identification of potential future funding sources. To a lesser extent, the increases were also attributable to various incremental costs incurred for additional administrative and technical personnel, and associated facilities, in connection with the introduction and national roll-out of our personal-use cholesterol monitor. The aggregate increases incurred for the fiscal 2002 second quarter and first half were slightly offset by lower board member fees, travel and meeting costs and stock exchange registration fees.

Our product research and development expenses were $102,877 for the fiscal 2002 second quarter, an increase of $35,798, or 53.4%, from the $67,079 incurred during the fiscal 2001 second quarter. For the first half of fiscal 2002, our research and development expenses were $233,850, an increase of $90,471, or 63.1%, from the $143,379 incurred during the first half of fiscal 2001. The increases incurred for both the fiscal 2002 second quarter and first half primarily were attributable to certain incremental technical, personnel, regulatory and travel costs incurred in connection with the aforementioned product re-engineering initiatives directed at achieving certain cost reductions.

Our non-cash depreciation and amortization expenses were $348,329 for the fiscal 2002 second quarter, an increase of $65,363, or 23.1%, as compared to $282,966 for the fiscal 2001 second quarter. For the first half of fiscal 2002, our non-cash depreciation and amortization expenses were $652,308, an increase of $102,656, or 18.7 %, from the $549,652 incurred during the first half of fiscal 2001. The increases incurred for both the fiscal 2002 second quarter and first half primarily were attributable to the addition of equipment and leasehold improvements necessary to the continuing introduction and national roll-out of our personal-use cholesterol monitor.

Primarily as a result of the foregoing, our loss from operations for the fiscal 2002 second quarter was $2,941,450, an increase of $1,417,863, or 93.1%, from the $1,523,587 incurred during the fiscal 2001 first quarter. For the first half of fiscal 2002, our loss from operations was $5,097,355, an increase of $2,199,442, or 75.9%, from the $2,897,913 incurred during the first half of fiscal 2001.

Our non-operating expenses and income primarily consist of interest income, interest and financing expenses, and other miscellaneous income and expense items. Our net non-operating expense was $647,536 (inclusive of $447,975 in non-cash charges) for the fiscal 2002 second quarter as compared to $98,264 (inclusive of $10,182 in non-cash charges) for the fiscal 2001 second quarter. For the first half of fiscal 2002, our net non-operating expense was $1,610,808 (inclusive of $1,228,312 in non-cash charges) as compared to $89,494 (inclusive of $10,182 in non-cash charges) for the first half of fiscal 2001. As set forth in the accompanying condensed consolidated statement of cash flows, the increased non-operating expenses incurred for both the fiscal 2002 and first half primarily were attributable to various non-cash amortization and inducement expenses associated with our issuances of convertible debt during the fiscal 2001 fourth quarter and fiscal 2002 first quarter. The fiscal 2002 second quarter and, to a lesser extent, first half also reflects the interest expense subsequently incurred in connection with this outstanding convertible debt. It should be noted that the amortization and interest expenses associated with this outstanding convertible debt will continue to have a material adverse impact on our results of operations for the foreseeable future.

We incurred a net loss of $3,588,986 ($0.18 per basic and diluted share) for the fiscal 2002 second quarter as compared to a net loss of $1,621,851 ($0.08 per basic and diluted share) for the fiscal 2001 second quarter. For the first half of fiscal 2002, we incurred a net loss of $6,708,163 ($0.33 per basic and diluted share) as compared to a net loss of $2,987,407 ($0.15 per basic and diluted share) for the first half of fiscal 2001.


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

We executed an agreement with a bank effective September 25, 2001 that provides us with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by our accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (3.75% at December 31, 2001), plus principal payments from collections of our securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require us to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. We are also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

At December 31, 2001, we were not in compliance with the aforementioned minimum working capital requirement. Until such compliance is restored or a written notice of waiver is obtained from the bank, our future borrowings, if any, under this credit facility will be limited to those secured by a corresponding bank deposit. We had no outstanding borrowings against this credit facility at December 31, 2001.

Our operating activities consumed $5,002,470 in cash and cash equivalents during the first half of fiscal 2002, an increase of $3,013,851, or 151.6%, from the $1,988,619 in cash and cash equivalents consumed during the first half of fiscal 2001. The increase for the first half of fiscal 2002 primarily reflects our substantially increased net loss and, to a significantly lesser extent, the negative cash flow effects of increased inventories, prepaid expenses, accounts receivable and other non-current assets and decreased commissions payable. These negative cash flows were partially offset primarily by the adding back of various non-cash amortization, depreciation, inducement, compensation and other charges and, to a lesser extent, the positive cash flow effects of increased accounts payable and accrued liabilities.

Our investing activities utilized $113,781 in cash and cash equivalents during the first half of fiscal 2002, a decrease of $551,735, or 82.9%, from the $665,516 in cash and cash equivalents utilized during the first half of fiscal 2001. The decrease for the first half of fiscal 2002 primarily is attributable to the comparative fiscal 2001 first half reflecting the negative cash flow effects of substantially higher capital expenditures and, to a significantly lesser extent, advances to officer. The first half of fiscal 2002 reflects the negative cash flow effect of increased software development costs capitalized, being minimally offset by the positive cash flow effect of repayments from officer.

Our financing activities provided $3,895,231 in cash and cash equivalents during the first half of fiscal 2002, an increase of $2,123,361, or 119.8%, from the $1,771,870 in cash and cash equivalents provided by financing activities during the first half of fiscal 2001. The increase for the first half of fiscal 2002 primarily is attributable to proceeds from issuances of convertible debt as described below, slightly offset by certain principal repayments of convertible debt. In contrast, the comparative first half of fiscal 2001 reflects a smaller aggregate amount of net financing proceeds from sales of common stock and, to a lesser extent, exercises of common stock, issuances of notes payable and the incurring of capital lease obligations.

As a result of the foregoing, we had cash and cash equivalents of $428,959 and $1,649,979 at December 31, 2001 and June 30, 2001, respectively. Our working capital was $1,618,525 and $2,277,211 at December 31, 2001 and June 30, 2001,
respectively. The reduction in our cash and cash equivalents balance and increase in our accounts payable balance during the first half of fiscal 2002, and particularly during the fiscal 2002 second quarter, primarily reflects our building of inventory in anticipation of our achieving greater market penetration in the near future through both new and existing retail distributors, although there can be no assurance of that we will in fact be successful in achieving such. Any significant failure on our part to achieve this increased market penetration in a timely manner may result in inventory write-downs and further working capital constraints which, if realized, would likely have material adverse effects on our business, results of operations, liquidity and cash flows.

Just prior to our fiscal 2001 year-end, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $4,422,500 through December 31, 2001. The notes are unsecured, accrue interest at the prime rate plus two percent (6.75% at December 31, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $6,587,564 at December 31, 2001, has been recorded as additional paid-in capital.

During the fiscal 2002 first quarter, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (6.75% at December 31, 2001) and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

In late November 2001, we commenced a "best efforts" private placement offering of 4,000,000 common shares at a fixed price of $1.50 per common share from which we had not yet received any proceeds as of December 31, 2001. We have subsequently received gross proceeds of $1,100,000 through February 14, 2002. This offering will continue, unless extended by the Company's Board of Directors, until the earlier of February 28, 2002 or such date that all of the common shares have been sold. Each common share purchased in the offering will be accompanied by two callable stock purchase warrants, consisting of: (i) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $2.50 per share (the "$2.50 Warrants") and (ii) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $3.50 per share ("$3.50 Warrants"). We may subsequently redeem, at our option and upon providing a 30-day written notice of redemption, any outstanding unexercised warrants at a price of $.001 per warrant. However, such redemption notice may only be issued by us if, following the close of the offering, the average closing price of our common shares, as reported on the American Stock Exchange or other market on which our common shares are traded, equals or exceeds the following market prices for a period of ten consecutive trading days: (i) $3.50 for the $2.50 Warrants or (ii) $4.50 for the $3.50 Warrants. Any warrants not exercised or submitted for redemption within the 30-day redemption notice period will be cancelled.

Although we currently have no material commitments for the purchase of capital equipment, we do currently envision the need for additional equipment, technology hardware and software, and office furnishings, with an estimated aggregate cost of approximately $125,000 to $500,000 during the remainder of fiscal 2002. We anticipate that the majority of these items will be procured and financed through a combination of conventional operating and capital leases, including under certain existing lease lines of credit available to us with previously utilized vendors.


OUR OTHER MATTERS

Seasonal and Inflationary Influences

To date, we have not been materially impacted by seasonal or inflationary influences. However, as we continue the national introduction and roll-out of our over-the-counter, personal-use cholesterol monitor to retailers, we may increasingly begin to realize certain seasonal sales concentrations particularly around major certain gift-giving holidays. We are unable at this time to estimate the probability, timing or magnitude of any future seasonal sales concentrations.

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

Recently Issued Accounting Standards Not Yet Adopted (continued)

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

In August 2001, the FASB issued SFAS N. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. We will adopt SFAS No. 144, as required, in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights" in our Fiscal 2001 Annual Report on Form 10-KSB for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. The Court had a hearing on October 10, 2001 to address two motions filed by us, including a motion for partial summary judgment and a motion for leave to amend the complaint. We continue to await the Court's rulings. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. To date, the defendants have not identified any expert witnesses or presented any evidence to support their defenses or counterclaims. However, such evidence may be presented at a later time. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions have recently resumed and are ongoing.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We relied upon certain registration exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for the following securities transactions which transpired during our fiscal 2002 second quarter ended December 31, 2001:

In June 2001, we commenced a "best efforts" private placement offering of convertible notes with detachable stock purchase warrants from which we had received gross proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional gross proceeds of $3,322,500 and $1,100,000 during our fiscal 2002 first and second quarters, respectively. The notes are unsecured, accrue interest at the prime rate plus two percent (6.75% at December 31, 2001), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, amounting to $6,587,564 at December 31, 2001, was recorded as additional paid-in capital. In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. Total commissions of $712,250 were incurred which are being amortized as deferred financing fees over the term of the convertible debt.

In late November 2001, we commenced a "best efforts" private placement offering of 4,000,000 common shares at a fixed price of $1.50 per common share from which we had not yet received any proceeds as of December 31, 2001. We have subsequently received gross proceeds of $1,100,000 through February 14, 2002. This offering will continue, unless extended by the Company's Board of Directors, until the earlier of February 28, 2002 or such date that all of the common shares have been sold. Each common share purchased in the offering will be accompanied by two callable stock purchase warrants, consisting of: (i) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $2.50 per share (the "$2.50 Warrants") and (ii) one warrant allowing for the subsequent purchase of one-half share of common stock at a price of $3.50 per share ("$3.50 Warrants"). We may subsequently redeem, at our option and upon providing a 30-day written notice of redemption, any outstanding unexercised warrants at a price of $.001 per warrant. However, such redemption notice may only be issued by us if, following the close of the offering, the average closing price of our common shares, as reported on the American Stock Exchange or other market on which our common shares are traded, equals or exceeds the following market prices for a period of ten consecutive trading days: (i) $3.50 for the $2.50 Warrants or (ii) $4.50 for the $3.50 Warrants. Any warrants not exercised or submitted for redemption within the 30-day redemption notice period will be cancelled.

In December 2001, we issued 10,174 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve-month contract period beginning September 2001 with an estimated aggregate fair market value of $17,500.

In December 2001, we issued 100,000 common shares to an investment relations consulting firm in exchange for services to be subsequently provided over a twelve-month contract period beginning December 2001 with an estimated aggregate fair market value of $172,000.

In December 2001, we issued 10,000 common shares to an investment relations consultant in exchange for services to be subsequently provided over a six-month contract period beginning December 2001 with an estimated aggregate fair market value of $17,200.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Below are the proxy tabulation results for the matters voted upon at the Company's Annual Meeting of Stockholders held on December 21, 2001:

1.       Election of Class I Directors to the Company's Board of Directors:

         Robert Boyle               For:  15,864,054          Withhold:   7,381

         William Gridley            For:  15,859,554          Withhold:  11,881

         Boyd D. Lyles, Jr., M.D.   For:  15,864,054          Withhold:   7,381

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     2. Approval of the Issuance of Common Shares Upon Possible Conversion of Term Notes and Possible Exercise of Detachable Stock Purchase Warrants:

         For:  11,366,104          Against:  68,397          Abstain:  33,433

     3. Ratify the appointment of BDO Seidman LLP as the Company's Independent Certified Public Accountants for the Fiscal Year Ending June 30, 2002:

         For:  11,801,974          Against:  38,341          Abstain:  31,120


ITEM 5.    OTHER INFORMATION

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has Duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 14th day of February 2002.


                                      LIFESTREAM TECHNOLOGIES, INC.

                                      By: /s/ Brett Sweezy
                                          --------------------------------------
                                          Brett Sweezy
                                          Chief Financial and Accounting Officer