Form 10QSB
period 2002-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2002-05-15
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                          LIFESTREAM TECHNOLOGIES, INC
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-29058

           NEVADA                                              82-0487965
-------------------------------                             ---------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
                    (Address of principal executive offices)

                                 (208) 457-9409
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:    YES X        NO
                                                ----         ----


As of May 13, 2002, the registrant had 24,411,303 shares of its $.001 par value common stock outstanding


Transitional Small Business Disclosure Format: YES       NO   X
                                                  ---        ---

                          LIFESTREAM TECHNOLOGIES, INC

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2002

PART I     FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1  Interim Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001 .1

Condensed Consolidated Statements of Loss for the three and nine months ended
  March 31, 2002 and March 31, 2001 ..........................................3

Condensed Consolidated Statements of Cash Flows for the nine months ended
  March 31, 2002 and March 31, 2001 ..........................................4

Notes to Interim Condensed Consolidated Financial Statements .................6

Item 2  Management's Discussion and Analysis .................................12


PART II   OTHER INFORMATION

Item 1  Legal Proceedings ....................................................20

Item 2  Changes in Securities and Use of Proceeds ............................20

Item 3  Defaults Upon Senior Securities ......................................21

Item 4  Submission of Matters to a Vote of Security Holders ..................21

Item 5  Other Information ....................................................21

Item 6  Exhibits and Reports on Form 8-K .....................................21

                 LIFESTREAM TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            MARCH 31,    JUNE 30,
                                                              2002         2001
                                                          ----------    ----------

Current assets:
   Cash and cash equivalents .........................    $   70,250    $1,649,979
   Accounts receivable, net ..........................       517,895       466,853
   Inventories, net (Note 2) .........................     3,275,229     1,984,030
   Prepaid expenses ..................................       268,368        55,399
                                                          ----------    ----------
Total current assets .................................     4,131,742     4,156,261
Patent and license rights, net .......................     1,093,893     1,187,415
Purchased software technology and capitalized software
  development costs, net .............................       356,563       945,408
Property and equipment, net ..........................     1,090,322       945,530
Deferred financing costs, net (Note 6) ...............       514,082       320,000
Note receivable - officer (Note 3) ...................        97,116       100,349
Other ................................................        15,439        14,403
                                                          ----------    ----------
Total assets .........................................    $7,299,157    $7,669,366
                                                          ==========    ==========


   The accompanying notes are an integral part of these financial statements


                                  LIFESTREAM TECHNOLOGIES, INC AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            MARCH 31,        JUNE 30,
                                                                              2002             2001
                                                                            ----------      ----------

Current liabilities:
   Accounts payable ..................................................    $  1,767,479     $  1,103,044
   Accrued liabilities (Note 5) ......................................         629,178          311,592
   Commissions payable - related parties (Note 6) ....................              --          320,000
   Current maturities of capital lease obligations ...................         113,921          108,084
   Current maturities of convertible debt (Note 6) ...................         800,000               --
   Current maturities of note payable ................................          36,324           36,330
                                                                          ------------     ------------
Total current liabilities ............................................       3,346,902        1,879,050
Capital lease obligations, less current maturities ...................          87,278           81,173
Note payable, less current maturities ................................           6,061           33,302
Note payable - related party (Note 6) ................................              --          140,000
Line of credit - related party (Note 6) ..............................              --          500,000
Convertible debt, face amount of $7,064,984 and $4,275,000 (Note 6) ..       2,157,417        2,109,936
                                                                          ------------     ------------
Total liabilities ....................................................       5,597,658        4,743,461
                                                                          ------------     ------------

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 6 and 7):
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none
     issued or outstanding ...........................................              --               --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     24,411,303 and 20,345,331 issued and outstanding ................          24,411           20,345
   Additional paid-in capital ........................................      32,295,903       22,384,031
   Accumulated deficit ...............................................     (30,618,815)     (19,478,471)
                                                                          ------------     ------------
Total stockholders' equity ...........................................       1,701,499        2,925,905
                                                                          ------------     ------------
Total liabilities and stockholders' equity ...........................    $  7,299,157     $  7,669,366
                                                                          ============     ============



               The accompanying notes are an integral part of these financial statements

                                  LIFESTREAM TECHNOLOGIES, INC AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               ------------------                 -----------------
                                             MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                             2002              2001             2002              2001
                                            ---------        ---------        ---------        ---------
Net sales ............................    $    874,899     $    518,702     $  2,993,097     $    597,809
Cost of sales ........................         813,478          393,513        3,089,572          482,404
                                          ------------     ------------     ------------     ------------
Gross profit (loss) ..................          61,421          125,189          (96,475)         115,405
Operating expenses:
      Sales and marketing ............         745,334          229,048        2,085,280          766,148
      General and administrative .....       1,313,605          753,749        4,026,960        2,411,746
      Product research and development         576,218           72,749          810,068          216,128
      Depreciation and amortization ..         340,181          303,005          992,489          852,657
                                          ------------     ------------     ------------     ------------
Total operating expenses .............       2,975,338        1,358,551        7,914,797        4,246,679
                                          ------------     ------------     ------------     ------------
Loss from operations .................      (2,913,917)      (1,233,362)      (8,011,272)      (4,131,274)
                                          ------------     ------------     ------------     ------------
Non-operating income (expenses):
      Interest income ................           2,440            2,764           20,243           19,990
      Interest and financing expenses       (1,509,899)         (43,962)      (3,122,973)        (145,059)
      Other, net .....................         (10,805)          (6,224)         (26,342)         (11,847)
                                          ------------     ------------     ------------     ------------
Total non-operating expenses, net ....      (1,518,264)         (47,422)      (3,129,072)        (136,916)
                                          ------------     ------------     ------------     ------------
Net loss .............................    $ (4,432,181)    $ (1,280,784)    $(11,140,344)    $ (4,268,190)
                                          ============     ============     ============     ============

Net loss per share (Note 1) ..........    $      (0.20)    $      (0.06)    $      (0.53)    $      (0.22)
                                          ============     ============     ============     ============
Weighted average shares -
  Basic and diluted (Note 1) .........      22,213,310       20,202,536       21,043,397       19,782,089
                                          ============     ============     ============     ============

    The accompanying notes are an integral part of these financial statements

                              LIFESTREAM TECHNOLOGIES, INC AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                            MARCH 31,       MARCH 31,
                                                                              2002            2001
                                                                          ------------     ------------
Cash flows from operating activities:
   Net loss ..........................................................    $(11,140,344)    $ (4,268,190)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................         992,489          852,657
      Amortization of convertible debt discount ......................       1,679,996               --
      Amortization of deferred financing costs .......................         198,418               --
     Provision for bad debts .........................................          11,510               --
     Provision for inventory obsolescence ............................          41,299            2,864
      Gain on sale of vehicle ........................................            (479)              --
      Issuance of common shares and warrants to related party as inducement to convert line of credit into convertible term note
       (Note 6) ......................................................         310,364               --
      Beneficial conversion feature of convertible debt issued
         to related party (Note 6) ...................................          91,000               --
     Issuances of common stock for other non-employee services .......       1,356,428          619,482
   Changes in assets and liabilities:
     Accounts receivable .............................................         (62,552)        (429,276)
     Inventories .....................................................      (1,332,498)      (1,924,136)
     Prepaid expenses ................................................         (62,969)         (28,717)
     Accounts payable ................................................         664,435        1,487,651
      Accrued liabilities ............................................         373,833          162,499

      Deferred revenue ...............................................              --          422,982
      Commissions payable ............................................        (585,601)              --
Increase in other non-current assets .................................          (1,036)         (17,805)
                                                                          ------------     ------------
Net cash used in operating activities ................................      (7,465,707)      (3,119,989)
                                                                          ------------     ------------
Cash flows from investing activities:

   Capital expenditures ..............................................        (275,720)        (756,625)
   Software development costs capitalized ............................         (43,504)         (69,098)
   Advances to officer (Note 3) ......................................              --          (75,138)
   Repayments from officer (Note 3) ..................................           3,233               --
                                                                          ------------     ------------
Net cash used in investing activities ................................        (315,991)        (900,861)
                                                                          ------------     ------------
Cash flows from financing activities:

   Proceeds from capital lease obligations incurred ..................              --          266,780
   Principal payments on capital lease obligations ...................        (123,268)        (111,194)
   Proceeds from issuances of notes payable ..........................              --          500,000
   Principal payments on notes payable ...............................         (27,247)         (19,304)
   Proceeds from issuances of convertible debt (Note 6) ..............       4,422,500        1,040,000
   Principal payments on convertible debt ............................        (420,016)              --
   Proceeds from exercises of stock options ..........................              --          235,505
   Proceeds from sales of common stock (Note 7) ......................       2,350,000        1,157,000
                                                                          ------------     ------------
Net cash provided by financing activities ............................       6,201,969        3,068,787
                                                                          ------------     ------------
Net decrease in cash and cash equivalents ............................      (1,579,729)        (952,063)
Cash and cash equivalents at beginning of period .....................       1,649,979        1,059,637
                                                                          ------------     ------------
Cash and cash equivalents at end of period ...........................    $     70,250     $    107,574
                                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.


                             LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                          MARCH 31,     MARCH 31,
                                                                            2002          2001
                                                                         ----------    ----------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................    $   14,505    $   30,734

Supplemental schedule of non-cash investing and financing activities:

Equipment acquired through capital lease obligations ................    $  142,449    $       --
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 6) ......................     4,422,500            --
Deferred financing costs (Note 6) ...................................       392,500            --
Other debt converted to convertible debt (Note 6) ...................       640,000            --
Convertible debt converted to common stock (Note 6) .................     1,108,747            --
Issuance of common stock in exchange for:
   Financing costs ..................................................       126,899        98,435
   Prepaid legal fees (Note 7) ......................................       150,000            --


               The accompanying notes are an integral part of these financial statements.

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

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2002 and 2001, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 19,375,250 and 5,596,190 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

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

In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-09 codifies and reconciles the consensuses on all or specific issues of EITF 00-14 and EITF 00-25.

The Company adopted each of the above EITFs, as required, in its consolidated financial statements for the third quarter of fiscal 2002. As the Company's historical recognition and classification of the subject costs conformed to these EITFs, their adoption had no impact on the Company's consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

2.  INVENTORIES

Inventories consist of the following:

                                              MARCH 31,        JUNE 30,
                                                2002             2001
                                             -----------     -----------
Raw materials ...........................    $ 1,295,071     $ 1,332,519
Work in process .........................        917,502         549,465
Finished goods ..........................      1,103,159         161,951
                                             -----------     -----------
                                               3,315,732       2,043,935
Less allowance for inventory obsolescence        (40,503)        (59,905)
                                             -----------     -----------
Total inventories .......................    $ 3,275,229     $ 1,984,030
                                             ===========     ===========

The above finished goods inventories include $284,389 and $0 of inventory consigned with a retailer at March 31, 2002 and June 30, 2001, respectively.

3.    NOTE RECEIVABLE - OFFICER

The Board of Directors has periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, has a stated interest rate of 8.75% and requires bi-weekly repayments of principal and interest through May 23, 2014.

4.    REVOLVING CREDIT FACILITY

The Company executed an agreement with a bank effective September 25, 2001 that provides the Company with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by the Company's accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (3.40% at March 31, 2002), plus principal payments from collections of the Company's securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require the Company to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. The Company is also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

At March 31, 2002, the Company was not in compliance with the aforementioned minimum working capital requirement. Until such compliance is restored or a written notice of waiver is obtained from the bank, the Company's future borrowings, if any, under this credit facility will be limited to those secured by a corresponding bank deposit. The Company had no outstanding borrowings against this credit facility at March 31, 2002.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                             MARCH 31,    JUNE 30,
                                               2002        2001
                                             --------    --------
Accrued wages, benefits and related taxes    $148,101    $152,869
Accrued royalties .......................      37,500     112,490
Accrued sales returns ...................      54,278      26,000
Accrued interest payable ................     388,686      16,560
Accrued other ...........................         613       3,673
                                             --------    --------
Total accrued liabilities ...............    $629,178    $311,592
                                             ========    ========

6.   CONVERTIBLE DEBT

In March 2001, the Company obtained a $1.0 million short-term loan from a principal shareholder. The loan was secured by all the unencumbered assets of the Company, other than accounts receivable, accrued interest at the prime rate plus two percent and had a 90-day maturity. In connection therewith, the Company issued the shareholder warrants allowing him to purchase 100,000 shares of the Company's common stock at $1.00 per share. At the end of the 90-day term, the Company and the shareholder agreed to convert the above short-term loan into an unsecured convertible note with a stated interest rate of prime plus two percent (6.75% at March 31, 2002) and maturity date of March 5, 2003. The note is immediately convertible at the option of the shareholder into common stock of the Company at a rate of $1.00 per share. In connection therewith, the Company issued the shareholder additional warrants allowing him to purchase another 100,000 shares of the Company's common stock at $1.00 per share. The Company assigned these warrants an estimated fair value of $138,444 that was recognized as a financing cost. The agreement also stipulates that for every subsequent quarter the convertible debt remains outstanding that the Company will issue the shareholder additional warrants for the purchase of 37,500 common shares at $1.00 per share. The Company repaid $250,000 of the outstanding note balance during its fiscal 2002 first quarter.

During June 2001, the Company commenced a private offering of convertible notes with detachable stock purchase warrants from which it had received proceeds of $3,225,000 as of June 30, 2001. The Company subsequently received additional proceeds of $4,422,500 through the offering's closing in the fiscal 2002 second quarter. The notes are unsecured, accrue interest at the prime rate plus two percent (6.75% at March 31, 2002), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of the Company's common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, the Company was required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, which amounted to $6,587,564, has been recorded as additional paid-in capital. The unamortized debt discount amounted to $4,907,567 and $2,165,064 at March 31, 2002 and June 30, 2001, respectively. During the three months ended March 31, 2002, four holders converted, in the aggregate, $1,108,747 of outstanding convertible debt, and the accrued interest thereon, into common shares. In connection therewith, the Company immediately recognized $606,840 in related debt discount as a financing expense. In connection with the above offering, the Company agreed to pay two principal shareholders each a commission equal to five percent of the related offering proceeds. Total commissions of $712,250 were incurred which are being amortized as deferred financing fees over the term of the outstanding convertible debt.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.     CONVERTIBLE DEBT (CONTINUED)

During the fiscal 2002 first quarter, the Company executed an agreement with a principal shareholder and member of the Board of Directors ("Director") whereby the Company repaid $184,200 in outstanding principal and interest against unsecured loans and a line of credit provided by the Director during fiscal 2001 and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (6.75% at March 31, 2002) and is immediately convertible at the Director's option into common stock of the Company at a stated rate of $1.00 per share. In connection with this agreement, the Company issued the Director 40,000 common shares with an aggregate fair value of $54,000 and a warrant allowing the Director to purchase 134,000 additional common shares at $1.00 per share. The agreement also stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Director an additional warrant for the purchase of 23,500 common shares at $1.00 per share.

7.    EQUITY

In late November 2001, the Company commenced a "best efforts" private placement offering of 4,000,000 common shares, with accompanying stock purchase warrants, at a fixed price of $1.50 per common share. Subsequently, on April 15, 2002, the Company's Board of Directors elected to (i) revise the offering, on a fully retroactive basis, to 6,000,000 common shares, without any accompanying stock purchase warrants, at a fixed price of $1.00 per common share and (ii) extend the offering's closing date to May 31, 2002, if needed. As of March 31, 2002, the Company had received $2,350,000 in net cash proceeds and $150,000 in prepaid intellectual property legal fees in exchange for 2,500,000 common shares. The Company subsequently received additional net cash proceeds of $450,000 through May 13, 2002.

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

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS REGARDING OUR CURRENT BUSINESS PLANS, STRATEGIES AND OBJECTIVES AND REGARDING OUR BELIEF THAT WE CAN ACQUIRE ADDITIONAL FINANCING NECESSARY TO MAINTAIN OUR INTENDED OPERATIONS. THESE STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALTHOUGH THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON OUR CURRENT EXPECTATIONS AND UPON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF OUR KNOWLEDGE OF OUR BUSINESS, OPERATIONS AND PROSPECTS, FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, AND ACTUAL RESULTS AND DEVELOPMENTS WILL ULTIMATELY DIFFER FROM THE PROJECTIONS AND MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS: THOSE ASSOCIATED WITH DEVELOPING AND MARKETING MEDICAL DIAGNOSTIC DEVICES, INCLUDING TECHNOLOGICAL ADVANCEMENTS AND INNOVATIONS; OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND CAPITAL; OUR COMPETITION; OUR ABILITY TO CONTROL OUR COSTS AND EXPENSES; THE LEGISLATIVE AND REGULATORY CHANGES AFFECTING THE HEALTH CARE INDUSTRY; AVAILABILITY AND TERMS AND DEPLOYMENT OF CAPITAL; AS WELL AS THOSE FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-QSB AND IN OUR MOST RECENT FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2001 FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. THE COMPANY ASSUMES NO RESPONSIBILITY TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

REFERENCES TO A FISCAL YEAR REFER TO THE CALENDAR YEAR IN WHICH SUCH FISCAL YEAR ENDS. OUR FISCAL YEAR ENDS ON JUNE 30TH.

INTRODUCTION

On January 1, 1999, we commenced limited revenue-generating operations related to our professional adult point-of-care cholesterol monitor ("our professional-use cholesterol monitor") and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of our professional-use cholesterol monitor. However, shortly thereafter, we elected to curtail further active marketing of our professional-use cholesterol monitor and instead deploy our then severely limited capital resources into the development of an over-the-counter, adult personal-use cholesterol monitor ("our personal-use cholesterol monitor") for which we envisioned, and continue to envision, significantly larger market and revenue potential over the longer term.

On July 25, 2000, we received the prerequisite FDA market clearance for our personal-use cholesterol monitor thereby allowing us to proceed with production and marketing. In November 2000, we began fulfilling an initial purchase order received from a high-profile, national speciality retailer for our personal-use cholesterol monitor. In January 2001, our personal-use cholesterol monitor made its formal debut with a prominent national television-based retailer as well as with two additional high-profile, national specialty retailers. Shortly thereafter, our personal-use cholesterol monitor also began to be offered by thirteen other prominent national and regional retailers, including major department store chains and additional speciality retailers. The majority of the aforementioned specialty retailers have multiple sales channels, including retail stores, direct mail catalogs and e-commerce web sites. Currently, our personal-use cholesterol monitor is being offered by over forty national and regional retailers, including the more recent addition of ten major national and regional drug store chains. To date, we have been successful in obtaining follow-up purchase orders for escalating quantities from the vast majority of these retailers. With the national roll-out of our personal-use cholesterol monitor well underway, we are also beginning to once again actively market our professional-use cholesterol monitor as well as our recently debuted professional pediatric point-of-care cholesterol monitor ("our professional-use pediatric cholesterol monitor").

Despite the aforementioned progress, it must be noted that we have continued to experience substantial operating and net losses as evidenced by our substantial accumulated deficit at March 31, 2002. Additionally, our operating activities have continued to utilize substantial amounts of cash and cash equivalents thereby necessitating ongoing procurements of equity and debt financing to sustain our operations and to fund our growth. Looking forward, we currently anticipate substantial operating and net losses, and negative cash flow from operating activities, through our fiscal 2003 first quarter, and possibly beyond. As such, it must be noted that, despite our positive working capital position at March 31, 2002, our ability to efficiently produce and sell our cholesterol monitors, and thereby achieve net profitability and positive operating cash flow, remains highly contingent upon us continuing to meet our ongoing capital needs, which are anticipated to be significant, and obtaining broad market acceptance of our cholesterol monitors, particularly for our personal-use cholesterol monitor. There can be no assurances that we will be successful in achieving such. Any failure by us to raise necessary funding in a timely manner or to effectively execute our business plan will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

OUR RESULTS OF OPERATIONS

Our consolidated net sales for the three months ended March 31, 2002 ("fiscal 2002 third quarter") were $874,899 as compared to $1,238,353 and $879,845 for the preceding fiscal 2002 second and first quarters, respectively, and $518,702 for the comparative three months ended March 31, 2001 ("fiscal 2001 third quarter"). For the nine months ended March 31, 2002 ("first nine months of fiscal 2002"), our consolidated net sales were $2,993,097 as compared to $597,809 for the nine months ended March 31, 2001 ("first nine months of fiscal 2001"). The increases in our consolidated net sales for both the fiscal 2002 third quarter and first nine months primarily were attributable to the fulfillment of purchase orders received from new retail distributors, primarily drug store chains, and, to a lesser extent, the fulfillment of increased purchase orders received from several continuing retail distributors, primarily specialty retailers and department stores. The sequential decrease in our consolidated net sales for the fiscal 2002 third quarter, as compared to the immediately preceding fiscal 2002 second quarter, primarily was attributable to seasonality and, to a lesser extent, fewer purchase orders from new retail distributors. Our personal-use cholesterol monitor, and related test strips, accounted for 96% of our consolidated net sales for the fiscal 2002 third quarter and first nine months as compared to 89% and 80% of our consolidated net sales for the fiscal 2001 third quarter and first nine months, respectively. Our professional-use cholesterol monitors, and related test strips, accounted for the respective balances.

Our cost of sales, being direct labor, material and overhead, including related product shipping and handling costs, were $813,478 for the fiscal 2002 third quarter as compared to $393,513 for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our cost of sales were $3,089,572 as compared to $482,404 for the first nine months of fiscal 2001. Our resulting gross margins were 7.0% and (3.2%) for the fiscal 2002 third quarter and first nine months, respectively, as compared to 24.1% and 19.3% for the fiscal 2001 third quarter and first nine months, respectively. Limited unit sales to date of our cholesterol monitors and introductory wholesale pricing discounts and incentives granted during fiscal 2002 to achieve greater market penetration of our personal-use cholesterol monitor with retail distributors have resulted in significant reductions to our targeted gross revenues and margins. For instance, during our fiscal 2002 first quarter, we gained access to a major national drug store chain by agreeing to initially provide them at no charge with a significant number of personal-use cholesterol monitors and test strips. Although all of the associated product costs are included in our consolidated cost of sales, the aggregate retail value of these free products, which approximated $270,000, is excluded from our consolidated net sales, as required by generally accepted accounting principles in the United States. Our ability to realize significantly improved gross margins in the future remains contingent upon our cholesterol monitors, particularly our personal-use cholesterol monitor, receiving broad market acceptance, which, in turn, will enable us to realize improved wholesale prices and various economies of scale in our procurement and production processes. We have outsourced the final assembly of our cholesterol devices to a large-scale contract manufacturer and are currently in final discussions with an overseas manufacturer to further facilitate reduction in production costs. We are also continuing to actively pursue a number of product re-engineering initiatives directed at gaining access to certain large mass merchandisers and achieving certain cost reductions. There can be no assurance that we will ultimately be successful in achieving such cost reductions.

Our total operating expenses were $2,975,338 for the fiscal 2002 third quarter, an increase of $1,616,787 or 119.0%, from the $1,358,551 incurred during the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our total operating expenses were $7,914,797, an increase of $3,668,118, or 86.4%, from the $4,246,679 incurred during the first nine months of fiscal 2001. As further detailed below, the increases realized for both the fiscal 2002 third quarter and first nine months primarily were attributable to various costs incurred by us in connection with our continuing introduction and national roll-out of our personal-use cholesterol monitor and in connection with the product re-engineering initiatives.

Our sales and marketing expenses were $745,334 for the fiscal 2002 third quarter, an increase of $516,286, or 225.4%, from the $229,048 incurred during the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our sales and marketing expenses were $2,085,280, an increase of $1,319,132, or 172.2%, from the $766,148 incurred during the first nine months of fiscal 2001. The increases incurred for both the fiscal 2002 third quarter and first nine months primarily were attributable to our incurring of incremental costs for advertising and, to a significantly lesser extent, additional sales and marketing personnel, both in support of our continuing introduction and national roll-out of our personal-use cholesterol monitor. These increases were slightly offset primarily by lower expenses associated with national trade shows and a local product promotional event.

Our general and administrative expenses were $1,313,605 (inclusive of $251,377 in non-cash charges) for the fiscal 2002 third quarter, an increase of $559,856, or 74.3%, from the $753,749 (inclusive of $153,386 in non-cash charges) incurred during the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our general and administrative expenses were $4,026,960 (inclusive of $900,388 in non-cash charges), an increase of $1,615,214, or 67.0%, from the $2,411,746 (inclusive of $609,300 in non-cash charges) incurred during the first nine months of fiscal 2001. The increases incurred for both the fiscal 2002 third quarter and first nine months primarily were attributable to increased professional service fees incurred in connection with various investor relations activities, primarily related to the identification of potential future funding sources. To a lesser extent, these increases were also attributable to various incremental costs incurred for additional administrative and technical support personnel, and associated facilities, in connection with the introduction and national roll-out of our personal-use cholesterol monitor. The increase incurred for the fiscal 2002 first nine months was slightly offset by lower board member fees and stock exchange registration fees.

Our product research and development expenses were $576,218 for the fiscal 2002 third quarter (inclusive of $258,000 in non-cash charges), an increase of $503,469, or 692.1%, from the $72,749 incurred during the fiscal 2001 third quarter (inclusive of $0 in non-cash charges). For the first nine months of fiscal 2002, our product research and development expenses were $810,068 (inclusive of $258,000 in non-cash charges), an increase of $593,940, or 274.8%, from the $216,128 (inclusive of $0 in non-cash charges) incurred during the first nine months of fiscal 2001. The increases incurred for both the fiscal 2002 third quarter and first nine months primarily were attributable to certain incremental technical, personnel, regulatory and travel costs incurred in connection with the aforementioned product re-engineering initiatives.

Our non-cash depreciation and amortization expenses were $340,181 for the fiscal 2002 third quarter, an increase of $37,176, or 12.3%, as compared to $303,005 for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our non-cash depreciation and amortization expenses were $992,489, an increase of $139,832, or 16.4%, from the $852,657 incurred during the first nine months of fiscal 2001. The increases incurred for both the fiscal 2002 third quarter and first nine months primarily were attributable to the addition of equipment and leasehold improvements necessary to the continuing introduction and national roll-out of our personal-use cholesterol monitor. Primarily as a result of the foregoing, our loss from operations for the fiscal 2002 third quarter was $2,913,917, an increase of $1,680,555, or 136.3%, from the $1,233,362 incurred during the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our loss from operations was $8,011,272, an increase of $3,879,998, or 93.9%, from the $4,131,274 incurred during the first nine months of fiscal 2001.

Our non-operating expenses and income primarily consist of interest income, interest and financing expenses, and other miscellaneous income and expense items. Our net non-operating expense was $1,518,264 (inclusive of $1,201,059 in non-cash charges) for the fiscal 2002 third quarter as compared to $47,422 (inclusive of $0 in non-cash charges) for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, our net non-operating expense was $3,129,072 (inclusive of $2,477,819 in non-cash charges) as compared to $136,916 (inclusive of $10,182 in non-cash charges) for the first nine months of fiscal 2001. As set forth in the accompanying condensed consolidated statement of cash flows, the increased non-operating expenses incurred for both the fiscal 2002 third quarter and first nine months primarily were attributable to various non-cash amortization and inducement expenses associated with our issuances of convertible debt during the fiscal 2001 fourth quarter and fiscal 2002 first quarter, including our fiscal 2002 third quarter recognition of $606,840 in debt discount related to convertible debt that was converted by four holders into common shares during the fiscal quarter. The fiscal 2002 third quarter and, to a slightly lesser extent, first nine months also reflect the interest expense subsequently incurred in connection with this outstanding convertible debt. It should be noted that the amortization and interest expenses associated with this outstanding convertible debt will continue to have a material adverse impact on our results of operations for the foreseeable future.

We incurred a net loss of $4,432,181 ($0.20 per basic and diluted share) for the fiscal 2002 third quarter as compared to a net loss of $1,280,784 ($0.06 per basic and diluted share) for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, we incurred a net loss of $11,140,344 ($0.53 per basic and diluted share) as compared to a net loss of $4,268,190 ($0.22 per basic and diluted share) for the first nine months of fiscal 2001.

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

We executed an agreement with a bank effective September 25, 2001 that provides us with a $1.5 million secured revolving credit facility (with a sub-limit of $0.5 million for letters of credit). Initial borrowings of up to $500,000 are to be secured with a corresponding bank deposit, with all borrowings being additionally secured by our accounts receivable. The agreement requires monthly payments of interest, at a rate equal to the premium commercial market fund rate plus three percent (3.40% at March 31, 2002), plus principal payments from collections of our securing accounts receivable. Letters of credit have terms and interest payable as specified in the underlying letters of credit. The agreement contains certain covenants that require us to maintain $2.5 million in minimum working capital and $3.5 million in minimum net worth, both as defined by the agreement. We are also required to periodically submit certain financial information to the bank. The credit facility has a maturity date of September 10, 2002.

At March 31, 2002, we were not in compliance with the aforementioned minimum working capital requirement. Until such compliance is restored or a written notice of waiver is obtained from the bank, our future borrowings, if any, under this credit facility will be limited to those secured by a corresponding bank deposit. We had no outstanding borrowings against this credit facility at March 31, 2002.

Our operating activities consumed $7,465,707 in cash and cash equivalents during the first nine months of fiscal 2002, an increase of $4,345,718, or 139.3%, from the $3,119,989 in cash and cash equivalents consumed during the first nine months of fiscal 2001. On a comparative period-to-period basis, this increase primarily reflects our significantly increased net loss and, to a substantially lesser extent, the negative cash flow effects of increased prepaid expenses and decreased accounts payable, deferred revenues and commissions payable. These negative cash flows were partially offset primarily by the adding back of various non-cash amortization, depreciation, inducement, compensation and other charges and, to a lesser extent, the positive cash flow effects of decreased accounts receivable, inventories and other non-current assets and increased accrued liabilities.

Our investing activities utilized $315,991 in cash and cash equivalents during the first nine months of fiscal 2002, a decrease of $584,870, or 64.9%, from the $900,861 in cash and cash equivalents utilized during the first nine months of fiscal 2001. This decrease primarily is attributable to the comparative fiscal 2001 period reflecting the negative cash flow effects of substantially higher capital expenditures and, to a significantly lesser extent, increased software development costs capitalized and net advances to an officer. Our capital equipment purchases for the first nine months of fiscal 2002 primarily consisted of automated test strip packaging equipment and, to a lesser extent, various computer hardware and software, leasehold improvements and office furnishings necessary to accommodate incremental personnel.

Our financing activities provided $6,201,969 in cash and cash equivalents during the first nine months of fiscal 2002, an increase of $3,133,182, or 102.1%, from the $3,068,787 in cash and cash equivalents provided by financing activities during the first nine months of fiscal 2001. This increase primarily is attributable to increased proceeds from issuances of convertible debt and sales of common stock, as described below, slightly offset by certain principal repayments of convertible debt and increased principal payments on capital lease obligations. In contrast, the comparative fiscal 2001 period reflects proceeds from issuances of notes payable, the incurring of capital lease obligations and the exercises of stock options.

As a result of the foregoing, we had cash and cash equivalents of $70,250 and $1,649,979 at March 31, 2002 and June 30, 2001, respectively. Our working capital was $784,840 and $2,277,211 at March 31, 2002 and June 30, 2001,
respectively. The reduction in our cash and cash equivalents balance and increase in our accounts payable balance during the first nine months of fiscal 2002 primarily reflects our building of inventory and funding of increased administrative and technical support infrastructure in anticipation of our achieving greater market penetration for our personal-use cholesterol monitor, although there can be no assurance that we will in fact be successful in achieving such. Any significant failure on our part to achieve this increased market penetration in a timely manner may result in inventory write-downs and further working capital constraints which, if realized, would likely have material adverse effects on our business, results of operations, liquidity and cash flows.

Just prior to our fiscal 2001 year-end, we commenced a private offering of convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $4,422,500 through our fiscal 2002 second quarter. The notes are unsecured, accrue interest at the prime rate plus two percent (6.75% at March 31, 2002), and mature on either July 1, 2003 or July 1, 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. Each note holder received one detachable stock purchase warrant for every two dollars of note principal. Each warrant allows the holder to purchase a share of our common stock at $2.50 per share. As the accompanying detachable warrants, in effect, created a beneficial conversion feature, we were required by U.S. generally accepted accounting principles to reduce the carrying value of the notes by an amount equal to the estimated fair value of the beneficial conversion feature. This fair value discount, which amounted to $6,587,564, has been recorded as additional paid-in capital.

During the fiscal 2002 first quarter, we repaid $184,200 in outstanding principal and interest against outstanding short-term notes and a line of credit, which had been previously provided by a principal shareholder and member of the Board of Directors during fiscal 2001, and consolidated the remaining $469,984 aggregate principal balance into a two-year convertible note due August 1, 2003. The note accrues interest at the prime rate plus two percent (6.75% at March 31, 2002) and is immediately convertible at the Director's option into our common stock at a stated rate of $1.00 per share.

In late November 2001, we commenced a "best efforts" private placement offering of 4,000,000 common shares, with accompanying stock purchase warrants, at a fixed price of $1.50 per common share. Subsequently, on April 15, 2002, our Board of Directors elected to (i) revise the offering, on a fully retroactive basis, to 6,000,000 common shares, without any accompanying stock purchase warrants, at a fixed price of $1.00 per common share and (ii) extend the offering's closing date to May 31, 2002, if needed. As of March 31, 2002, we had received $2,350,000 in net cash proceeds and $150,000 in prepaid intellectual property legal fees in exchange for 2,500,000 common shares. We subsequently received additional net cash proceeds of $450,000 through May 13, 2002. We are continuing to actively market this offering. In addition, on April 30, 2002, we engaged RP&C International Inc. to assist us on a best efforts basis with the placement of up to $20 million by way of an offering of convertible debt securities.

Although we currently have no material commitments for the purchase of capital equipment, we do currently envision the need primarily for certain packaging equipment and technology hardware and software with an estimated aggregate cost of approximately $275,000 and $375,000 during our fiscal 2002 fourth quarter and fiscal 2003 first quarter, respectively. We anticipate that the majority of these items will be procured and financed through a combination of conventional operating and capital leases, including under certain existing lease lines of credit available to us with previously utilized vendors.

OUR OTHER MATTERS

SEASONAL AND INFLATIONARY INFLUENCES

Although we remain in the early stages of our national introduction and roll-out of our personal-use cholesterol monitor to retailers, we have begun to note certain seasonal sales influences consistent with our initial expectations. In particular, we currently expect our fiscal second quarter ending December 31 to continue to disproportionately benefit from increased personal and gift sales associated with the holiday shopping season. However, we remain unable at this time to reasonably estimate the future magnitude of this expected seasonal sales concentration. To date, we have not been materially impacted by inflationary influences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently are exposed to financial market risks from changes in short-term interest rates as the majority of our outstanding debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly for the resulting adverse impact on our interest expense to be material to our anticipated substantially negative results of operations and operating cash flows through our fiscal 2003 first quarter, and possibly beyond. We currently are not exposed to

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

financial market risks from changes in foreign currency exchange rates. However, in the future, we may increase the level of our variable rate debt or enter into transactions denominated in non-U.S. currencies which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

OFF-BALANCE SHEET LIABILITIES

Our off-balance sheet liabilities substantially consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Our aggregate minimum annual lease payment requirements under operating leases as of March 31, 2002 are as follows: $46,102 in fiscal 2002 (remainder), $162,621 in fiscal 2003, $6,988 in fiscal 2004 and $4,299 in fiscal 2005, with none thereafter.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. However, despite such, we do not currently believe that any of our significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policy particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are

OUR OTHER MATTERS (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED (CONTINUED)

required. We will adopt SFAS No. 144, as required, in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. We currently believe that the adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights" in our Fiscal 2001 Annual Report on Form 10-KSB for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery continues and we have answered all discovery requests to date. The Court most recently had a hearing on October 10, 2001 to address two motions filed by us, including a motion for partial summary judgment and a motion for leave to amend the complaint. These two motions were subsequently denied by the Court on jurisdictional grounds. This ruling did not dismiss any of the claims or counter-claims pending in action, which is continuing toward trial in accordance with the court's ruling. We have also engaged two expert witnesses who have recently submitted their finding to the Court. To date, the defendants have not identified any expert witnesses or presented any evidence to support their defenses or counterclaims. However, such evidence may be presented at a later time. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions continue as we wait the Court's setting of a trial date.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We relied upon certain registration exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for the following securities transactions which transpired during our fiscal 2002 third quarter ended March 31, 2002:

In late November 2001, we commenced a "best efforts" private placement offering of 4,000,000 common shares, with accompanying stock purchase warrants, at a fixed price of $1.50 per common share. Subsequently, on April 15, 2002, our Board of Directors elected to (i) revise the offering, on a fully retroactive basis, to 6,000,000 common shares, without any accompanying stock purchase warrants, at a fixed price of $1.00 per common share and (ii) extend the offering's closing date to May 31, 2002, if needed. As of March 31, 2002, we had received $2,350,000 in net cash proceeds and $150,000 in prepaid intellectual property legal fees in exchange for 2,500,000 common shares. We subsequently received additional net cash proceeds of $450,000 through May 13, 2002. We are continuing to actively market this offering. In addition, on April 30, 2002, we engaged RP&C International Inc. to assist us on a best efforts basis with the placement of up to $20 million by way of an offering of convertible debt securities.

In January 2002, we issued 18,006 common shares to a public relations firm in exchange for services provided over a four-month contract period beginning September 2001 with an estimated aggregate fair market value of $32,000.

In January 2002, we issued 60,000 common shares to an investment relations consultant in exchange for services to be subsequently provided over a six-month contract period beginning January 2002 with an estimated aggregate fair market value of $105,000.

In February 2002, we issued 100,000 common shares to an engineering firm in exchange for product re-engineering services provided over a three-month period beginning November 2001 with an estimated aggregate fair market value of $258,000.

In February and March 2002, we issued 1,108,747 common shares to four investors upon the conversion of outstanding convertible term notes and accrued interest thereon aggregating $1,108,747.

In March 2002, we issued 8,750 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve-month contract period beginning September 2001 with an estimated aggregate fair market value of $17,500.

In March 2002, we issued 12,773 common shares to a public relations firm in exchange for services provided over a three-month contract period beginning January 2002 with an estimated aggregate fair market value of $27,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has Duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 14th day of May 2002.

                                          LIFESTREAM TECHNOLOGIES, INC.

                                     By: /s/ Brett Sweezy
                                         ---------------------
                                            Brett Sweezy
                                          Chief Financial and Accounting Officer