Form 10KSB
period 2002-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2002-09-30
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year ended June 30, 2002 was $3,667,157.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,924,218 as of August 29, 2002, based upon the closing price of $0.55 on the American Stock Exchange ("AMEX"). Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of August 29, 2002, 24,980,497 shares of the registrant's $.001 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business disclosure format.   Yes [   ]  No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

      ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2002



                                     PART I

Item 1. Our Business                                                           4
Item 2. Our Properties                                                        14
Item 3. Our Legal Proceedings                                                 14
Item 4. Our Submission of Matters to a Vote of Security Holders               15

                                     PART II

Item 5. Our Market for Common Equity and Related Stockholder Matters          16
Item 6. Our Management's Discussion and Analysis                              18
Item 7. Our Consolidated Financial Statements                                 32
Item 8. Our Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
                                                                              58

                                    PART III

Item 9. Our Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              59
Item 10. Our Executive Compensation                                           59
Item 11. Our Security Ownership of Certain Beneficial Owners and Management   59
Item 12. Our Certain Relationships and Related Transactions                   59
Item 13. Our Exhibits and Reports on Form 8-K                                 59

Signatures                                                                    60

Exhibit Index                                                                 61

                                     PART I


ITEM 1.  OUR BUSINESS

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "expects," "believes," "estimates," "plans," "intentions," "objectives," "continue our efforts," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties, and in particular statements referring to our expectations for increased market penetration and improved gross margins when our second generation consumer monitors are introduced to the market and statements regarding our expectations that we can obtain necessary additional financing and investment. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets, however our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing relatively new medical diagnostic devices, including technological advancements and innovations; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our capital-raising efforts and our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs; as well as those factors discussed in "Item 1
- Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors", "Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.


OUR BUSINESS OVERVIEW

We are a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. Our current diagnostic product line principally consists of three easy-to-use, hand-held, smart card-enabled cholesterol monitors as follows:

     o Our adult, over-the-counter total cholesterol monitor for use by at-risk patients and health-conscious consumers ("our consumer monitor"),

     o Our adult, point-of-care total cholesterol monitor for use by qualified medical professionals ("our professional adult-care monitor"), and

     o Our pediatric, point-of-care total cholesterol monitor for use by pediatricians ("our professional pediatric-care monitor").

See "Our Business - Pending Product Offerings" for details regarding our planned fiscal 2003 second quarter debut of two new, second-generation, over-the-counter, consumer monitors to replace the above first-generation consumer monitor.

Our current monitors, as well as our soon to be debuted second-generation consumer monitors, share certain core technological capabilities, primarily being the ability to measure total cholesterol with proven clinical accuracy within three minutes, the ability for each individual user to securely store via encryption up to 200 chronologically dated test results onto one of our Data Concern Personal Health Smart Cards ("our personal health smart card") for subsequent retrieval and trend analysis, and the ability to readily compute an average total cholesterol level using the six most recent test results. All of our monitors operate on the power of a single nine-volt battery and are compact, lightweight and portable. Our monitors were the first total cholesterol monitors with an integrated smart card reader to receive market clearances from the United States Food and Drug Administration ("FDA"). All of our monitors meet the precision guidelines set forth by the National Cholesterol Education Program ("NCEP").

To perform a total cholesterol test on any of our monitors, the operator merely sticks the finger using a reusable lance device equipped with a disposable lancet and deposits a single drop of blood onto a disposable, dry chemistry test strip that has been previously inserted into an opening at the optical head of the monitor. The test strip then initiates a chroma-graphic reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol detected in the blood sample. The resulting color change is then read by the monitor's integrated photometry system and electronically converted into a quantified measurement that is displayed within three minutes on an integrated easy-to-read, liquid-crystal display screen. Using a complimentary feature unique to our professional monitors, the administering medical professional can additionally input via the monitor's keypad fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Heart Disease Epidemiological Study ("Framingham Study") and ascertain the likely overall cardiac condition of the patient.

OUR MARKETPLACE

The American Heart Association ("AHA"), as well as the Framingham Study, have identified elevated total cholesterol levels in the blood to be a primary contributor to coronary heart disease ("CHD"), the single largest killer of males and females in the United States of America ("U.S."), as well as other forms of cardiovascular disease. In its "2002 Heart and Stroke Statistical Update", the AHA estimates that over 41 million U.S. adults have "high" total cholesterol levels, defined as 240 and higher milligrams per deciliter, and that approximately 61 million additional U.S. adults have "borderline-high" total cholesterol levels, defined as 200 to 239 milligrams per deciliter. Of the over 500,000 CHD-related adult deaths estimated by the AHA to have occurred in the U.S. during 1999, the AHA estimates that approximately 250,000 adults died without ever being hospitalized, and, that in 50% of the men and 63% of the women who died suddenly from CHD, there were no previous symptoms. The AHA additionally sights CHD as the leading cause of premature, permanent disability in the U.S. labor force, accounting for approximately one-fifth of all disability allowances made by the U.S. Social Security Administration. The AHA further estimates that total CHD-related costs in the U.S. approximate $112 billion annually.

In 1985, the National Cholesterol Education Program ("NCEP") was established by the National Heart, Lung, and Blood Institute to educate consumers and medical professionals about the importance of knowing one's total cholesterol level and to establish guidelines for the detection, evaluation and treatment of elevated total cholesterol in adults. The NCEP recommends that all adults obtain a complete lipoprotein profile (total cholesterol, LDL cholesterol, HDL cholesterol and triglycerides) at least once every five years. Once an individual is diagnosed with elevated total cholesterol and prescribed a cholesterol-lowering drug, the NCEP recommends subsequent testing as frequent as every six weeks. In its May 2001 report entitled "Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults," the NCEP reinforced its historical endorsement of intensive cholesterol-lowering treatments for adults with CHD but added a new major focus on primary prevention, including intensive cholesterol-lowering treatments for adults possessing multiple CHD risk factors.

A number of recent medical studies have identified elevated total cholesterol levels in the blood of children and adolescents as contributing to the subsequent development of premature CHD in adults. The AHA, NCEP and American Academy of Pediatrics ("AAP") have all recommended, in light of hereditary disposition evidence, that the children and adolescents of parents with elevated total cholesterol be tested as well. For children and adolescents, the AAP has defined "high" total cholesterol as being 200 plus milligrams per deciliter and "borderline-high" total cholesterol as being 170 to 199 milligrams per deciliter. Based on our market research to date, we have found that many pediatricians have embraced the above findings and guidelines but that most pediatric medical practices currently do not possess a suitable diagnostic device for measuring total cholesterol in children and adolescents. Recognizing this need, we debuted our professional pediatric-care monitor at the AAP National Conference and Exhibition in October 2001, and began distribution of it in March 2002.

OUR CURRENT PRODUCT OFFERINGS

Historically, primary-care physicians and their patients have been dependent upon the testing performed by inconvenient, off-site medical laboratories equipped with expensive bench-top analyzers. Our efforts to date primarily have been directed at meeting what we perceive to be a continued widespread need for more convenient, timely and affordable means of testing for total cholesterol levels with clinical accuracy. We believe that our cholesterol monitors meet this widespread need as they are easier to use, and more convenient, timely and affordable, than bench-top analyzers for routine total cholesterol testing. In addition, our monitors allow each individual user to securely store via encryption up to 200 chronologically dated test results onto one of our personal health smart cards for subsequent retrieval and trend analysis, including the ability to readily compute an average total cholesterol level using the six most recent test results. Therefore, we believe that our monitors potentially offer significant longer-term societal benefits through earlier detection of elevated total cholesterol levels, more timely interventions by medical professionals, more actively engaged and informed patients, and ultimately, reductions in the number of CHD-related deaths and disabilities.

Our current product offerings are as follows:

     o Our Consumer Monitor. Our adult, over-the-counter total cholesterol monitor was formally introduced into the retail marketplace in January 2001. The monitor is compact, portable and lightweight with dimensions of approximately 6.50" x 5.00" x 1.75" and a weight of approximately one pound. It is programmed with the AHA's thresholds for total cholesterol in adults and has the same cholesterol measuring capabilities as our professional monitors. The monitor, with an accompanying lancet and personal health smart card, has a suggested retail price of $129.95 and is warranted for one year from defects in materials or workmanship. See "Our Business - Pending Product Offerings" for details regarding our planned fiscal 2003 second quarter debut of two new, second-generation, over-the-counter, consumer monitors to replace this first-generation consumer monitor.

     o Our Professional Adult-Care Monitor. Our adult, point-of-care total cholesterol monitor was formally introduced to the professional medical community in March 1999. The monitor is compact, portable and lightweight with dimensions of approximately 6.50" x 5.00" x 2.25" and a weight of approximately one pound. It is programmed with the AHA's thresholds for total cholesterol in adults. Through its integrated keypad, the professional operator can input fifteen other cardiac risk factors (e.g., gender, age, weight, tobacco use, etc.) identified by the Framingham Study and ascertain the likely overall cardiac condition of the patient. The monitor, with an accompanying lancet and personal health smart card, has a suggested retail price of $299.95 and is warranted for one year from defects in materials or workmanship.

     o Our Professional Pediatric-Care Monitor. Our pediatric, point-of-care total cholesterol monitor was formally introduced to the professional pediatric-care medical community in October 2001. It has the same capabilities, features and footprint of our professional adult-care monitor but is programmed with the AAP's lower thresholds for total cholesterol in children and adolescents. The monitor, with an accompanying lancet and personal health smart card, has a suggested retail price of $299.95 and is warranted for one year from defects in materials or workmanship.

     o Our Dry-Chemistry Total Cholesterol Test Strips. Our disposable, dry-chemistry total cholesterol test strips are packaged in sets of six and have a suggested retail price of $19.95.

     o Our Data Concern Personal Health Smart Cards. Our Data Concern Personal Health Smart Cards are individually packaged and have a suggested retail price of $19.95.


OUR PENDING PRODUCT OFFERINGS

During our fiscal 2003 second quarter, we plan to debut the following second-generation, over-the-counter, consumer monitors to replace our current first-generation consumer monitor:

     o Our Basic-Edition Consumer Monitor. Our adult, basic-edition, over-the-counter total cholesterol monitor ("our basic-edition consumer monitor"), which has all the same clinically-accurate, total cholesterol-measuring capabilities as our current consumer monitor, will feature a lower suggested retail price of $119.95. However, we expect it to be promoted by many of our retailers for $99.95, thereby breaking the psychologically important $100.00 price point for consumers. We believe that this lower price-point will substantially increase the likelihood of our achieving our goal of broad market acceptance, including our initial entry into several high-volume, mass-merchandisers that have indicated an interest in carrying a lower-priced monitor. Most importantly, this new monitor has been designed and engineered to provide us with a substantially improved gross profit margin despite its lower wholesale price. As with our existing consumer monitor, this new monitor will allow each individual user, with the separate purchase of one of our personal health smart cards, to securely store via encryption up to 200 chronologically dated test results for subsequent retrieval and trend analysis, including the ability to readily compute an average total cholesterol level using the six most recent test results. This new monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75" and a weight of approximately one pound. The monitor will be warranted for one year from defects in materials or workmanship.

     o Our Plus-Edition Consumer Monitor. Our adult, plus-edition, over-the-counter total cholesterol monitor ("our plus-edition consumer monitor") will have the same $129.95 suggested retail price as our current consumer monitor but will utilize the same lower-cost technological platform as the above basic-edition consumer monitor, thereby providing us with a substantially improved gross profit margin. This new monitor will be accompanied with a CD-ROM and a serial cable allowing the user to connect the monitor to their personal computer and to utilize the software to better track their cardiovascular health over time. Specifically, the software will provide detailed, easy-to-understand charts of a user's historical total cholesterol readings, including a rolling average of those results. We believe that these value-added analytical features will provide a user with critical behavioral feedback, thereby assisting them in their adherence to a cholesterol-lowering regiment. We also believe that these value-added features will be attractive to certain premium retailers. This new monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75" and a weight of approximately one pound. The monitor will be warranted for three years from defects in materials or workmanship.

OUR CURRENT MARKETING AND DISTRIBUTION

Our principal marketing efforts have been, and for the foreseeable future will be, on further penetrating the retail marketplace with our consumer monitors. We will continue to focus on national and regional drug store chains, national and regional grocery chains that feature pharmacies, and independent pharmacies. We will also increasingly intensify our marketing efforts on high-volume, mass-merchandisers and specialty retailers.

Our marketing efforts will continue to be primarily conducted by internal sales and marketing personnel. We will continue to support their efforts with targeted advertising and promotions, direct mail, point-of-care brochures and literature, trade show attendance and participation, and our web sites (www.lifestreamtech.com and www.knowitforlife.com). We also expect to continue to benefit from broad-based advertising and promotions conducted by retailers which carry our consumer monitors. We anticipate using external sales and marketing agents only on a selective, as needed, basis.

Given our currently limited financial and marketing resources, we will not be actively marketing our professional monitors for the foreseeable future. However, we will continue to fulfill any orders received for such monitors. Additionally, we will not be conducting for the foreseeable future the balance of the development activities necessary to make our Privalink software technology suitable for general release and the marketing activities necessary to develop the marketplace. As designed, portable or embedded Privalink-enabled smart card writer/readers would have allowed for the loading and subsequent timely retrieval by medical and emergency response personnel of an individual's critical personal and medical data onto one of our personal health smart cards.

All of our distribution activities will continue to be conducted from our corporate facility in Post Falls, Idaho. We will also continue to use common carriers for all of our shipping needs.


OUR CURRENT PRINCIPAL VENDORS AND PRODUCT ASSEMBLY OPERATIONS

Sanmina-SCI Corporation. Our new, second-generation basic and plus-edition consumer monitors are being produced on a turn-key basis pursuant to a manufacturing services agreement with SCI Holdings, a division of Sanmina-SCI Corporation ("Sanmina-SCI") (a United Kingdom corporation), in Scotland. The agreement, dated April 1, 2002, has an initial term of one year, unless terminated by mutual agreement or in accordance with the agreement, and will continue year-to-year thereafter until either party terminates such agreement with ninety-day notice. The completed and individually packaged monitors are transferred from Sanmina-SCI's facility to our corporate facility in Post Falls, Idaho for random quality assurance audits, warehousing, and shipping to customers. The Sanmina-SCI production facility being utilized is ISO 9001:2000 qualified as well as meets the FDA's Quality System Regulation.

Servatron Inc. Our current line of first-generation consumer and professional monitors have been assembled pursuant to an assembly services agreement with Servatron Inc. ("Servatron") (a U.S. corporation) in Spokane, Washington. The agreement, dated October 1, 2001, had an initial term of one year and expired on September 30, 2002. We are continuing to utilize Servatron on a purchase order basis to assemble these monitors. Since September, 2002, we have also engaged Servatron on an open purchase order basis to produce the calibration keys used by both our first and second-generation monitors. All assembled and individually packaged monitors and bulk packaged calibration keys are transferred from Servatron's facility to our facility in Post Falls, Idaho for random quality assurance audits, warehousing, and shipping to customers. The Servatron assembly and production facility being utilized is ISO-9001 qualified as well as meets the FDA's Quality System Regulation.

Roche Diagnostics GmbH. Our dry-chemistry total cholesterol test strips are procured pursuant to a licensing and manufacturing agreement with Roche Diagnostics GmbH ("Roche") (a German corporation) in Mannheim, Germany. Our current agreement with Roche grants us the right to distribute their test strips in the U.S. through December 31, 2004. Such right will remain in force and be exclusive to us provided that we continue to meet specified minimum annual sales. Bulk packaged test strips are transferred from Roche's facility to our facility in Post Falls, Idaho for random quality assurance audits, repackaging, warehousing, and shipping to customers. The Roche manufacturing facility being utilized is ISO 9001 qualified and meets the FDA's Quality System Regulation.

We believe that the production capacities of Sanmina-SCI, Servatron and Roche will be sufficient for the foreseeable future. We also believe that our internal packaging and shipping capacity will be sufficient through at least fiscal 2003. However, any unforeseen rapid escalation in the demand for our products could necessitate the our leasing of additional square footage or the outsourcing of certain warehousing and shipping functions.

We currently are not materially dependent upon any other vendors. Although we would likely incur short-term disruptions that would likely materially adversely impact our business, financial condition, results of operations and cash flows, we believe that the services currently contracted with Sanmina-SCI and Servatron could be obtained from a number of companies. In contrast, any inability to obtain test strips from Roche would likely have long-lasting material adverse impacts on our business, financial condition, results of operations and cash flows, from which we may not recover.


OUR PRODUCT RESEARCH AND DEVELOPMENT

During fiscal 2002 and 2001, we incurred product research and development expenses of $1,037,398 and $288,333, respectively. Our fiscal 2002 expenditures were primarily incurred in connection with the re-engineering activities associated with developing our new second-generation consumer monitors. Our fiscal 2001 expenditures were primarily related to the development of our first-generation consumer monitor. We currently anticipate that our fiscal 2003 expenditures for product research and development will approximate $250,000, primarily being for the balance of the above re-engineering activities and for prospective re-engineering activities directed at achieving even greater reductions in the assembled cost of our cholesterol monitors.


OUR INTELLECTUAL PROPERTY RIGHTS

We are dedicated to obtaining, maintaining and enforcing the intellectual property rights covering our corporate image and proprietary technology, both in the U.S. and abroad. Accordingly, we are actively engaged in creating and protecting our patent, copyright, trademark and trade secret assets. In furtherance of this objective, we own the following U.S. copyright registrations for the operating software contained in our cholesterol monitoring devices and smart card applications: U.S. Copyright Registration No. TX5-349-588 for Lifestream's OTC Cholesterol Monitor Software; U.S. Copyright Registration No. TX5-348-937 for The Data Concern Smart Card File Structure and System Documentation; and U.S. Copyright Registration No. TX5-351-584 for Lifestream Diagnostics -- Cholestron Software Documentation.

We also own U.S. Patent Nos. D437,957 and D459,811, and our wholly-owned subsidiary, Lifestream Diagnostics, Inc., owns U.S. Patent No. 3,135,716. U.S. Patent No. D437,957 claims the ornamental appearance of our professional-use Cholestron(R)cholesterol monitoring devices, U.S. Patent No. D459,811 claims the ornamental appearance of our "classic" our over-the-counter, personal-use Cholestron(R)cholesterol monitoring devices, and U.S. Patent No. 3,135,716 claims HDL test strip technology (See "Item 3. Our Legal Proceedings"). We also own pending United States and PCT International Patent Applications for the inventions described in PCT International Patent Application Nos. PCT/US99/26521, PCT/US02/04821 and PCT/US02/13720. In addition, we own pending national phase patent applications for the technology described in PCT International Patent Application No. PCT/US99/26521, International Publication No. WO 00/28460, in the United States, Canada, European Community ("EPO"), Australia, New Zealand and Israel. These applications claim a number of inventions pertaining to our cholesterol monitoring devices, smart card technology, secure medical record maintenance technology, security related features, and a range of smart card-enabled health-related and commercial applications. Although we believe that all of the inventions claimed in these applications are patentable based on the prior art known to us, the outcome of the patent application process cannot be predicted with certainty.

We also own U.S. trademark registrations for Cholesteron (Reg. Nos. 2,435,646 and 2,513,138), Lifestream Technologies (Reg. No. 2,321,957), and the Lifestream Logo Design (double curved lines within a circle) (Reg. No. 2,505,045). The Cholesteron mark is also registered in Canada and a number of European countries. We also own pending U.S. trademark applications for the following marks: Lifestream, Lifestream Technologies (and logo design), Know It for Life, Privalink, The Data Concern, Personal Data Key, Personal Document Key, Personal Financial Key, Personal Health Key and Personal Health Card. Although we believe that all of the marks are entitled to registration on the Principal Register, the outcome of the application process for trademark registration cannot be predicted with certainty.

OUR PAST SALES CONCENTRATIONS

Eckerd Drugs, CVS Corporation, Dr. Leonard's, Albertson's Inc. and AmerisourceBergen Corporation accounted for approximately 19%, 14%, 10% 8% and 7%, respectively, of our consolidated net sales in fiscal 2002. The Sharper Image Corporation, PhD Southwest, Inc., and Brookstone Inc. accounted for approximately 25%, 11% and 6%, respectively, of our consolidated net sales in fiscal 2001. We believe that our fiscal 2002 sales concentrations primarily were a consequence of our concerted efforts to penetrate national and regional drug and pharmacy-equipped grocery store chains, while still maintaining a presence with certain appropriate catalog and e-commerce retailers. We believe that our fiscal 2001 sales concentrations were merely a consequence of our then limited sales.

OUR COMPETITION

We compete with firms that market equivocal, non-instrument based, disposable total cholesterol screening tests for the consumer-use market as well as with firms that market quantitative, instrument based, reusable diagnostic measuring devices, such as our total cholesterol monitors, for the consumer and professional-use markets.

Equivocal, non-instrument-based, disposable total cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high total cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated total cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a clinically precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. These inexpensive screening tests employ very basic color metric technology whereby the user, usually without any significant advance preparation such as fasting, deposits one or two drops of blood onto a test card, waits several minutes and then visually interprets the resulting color card reaction to an accompanying table that broadly converts various color shades into approximate levels of total cholesterol. Firms marketing equivocal, non-instrument-based, disposable total cholesterol screening tests would include, but not necessarily be limited to, ChemTrak and Chematics.

Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. Lower-end devices, such as our total cholesterol monitors, typically cost from somewhere above one hundred dollars to a few hundred dollars and are primarily marketed to consumers and primary-care medical professionals. These lower-end devices typically require little or no advance preparation such as fasting, and utilize a single blood drop deposited onto a single-use, dry chemistry test strip that is formulated for the specific blood component being measured. Certain of these devices are dedicated to measuring a single blood component, such as our total cholesterol monitors, while certain other devices are capable of measuring a number of specific blood components through separately conducted tests using specifically formulated dry chemistry test strips. In contrast, higher-end devices, typically cost from somewhere above one thousand dollars to several thousand dollars and are primarily marketed to hospitals and laboratories. These higher-end devices usually require some advance alteration in the patient's diet, such as fasting, and typically utilize a substantially larger blood sample deposited into a test cassette for the concurrent measurement of multiple blood components. All of the aforementioned devices provide quantified measurement results typically within several minutes. Firms marketing quantitative, instrument-based, reusable diagnostic devices capable of measuring total cholesterol levels in the blood, would include, but not necessary be limited to, Cholestech Corp in the upper-end market and Polymer Technology Systems, Inc. ("Polymer") in the lower-end market.

Despite the existence of the aforementioned competitor products, we believe that our direct competition in the consumer and professional marketplaces to date has not been particularly significant. We attribute this lack of significant direct competition to date to what we believe to be the relatively unique combination of technological capabilities, user friendliness, portability and affordability offered by our consumer and professional total cholesterol monitors. However, based upon our knowledge of existing competitor products, it would appear to us that Polymer's Bioscanner 2000, which primarily is marketed for its glucose measuring capability, most closely approximates our total cholesterol monitors, particularly from a technological point of view. The Bioscanner 2000 appears to us to utilize technology and dry chemistry test strips somewhat similar to those utilized by our monitors. However, unlike our monitors, which are exclusively dedicated to the measurement of total cholesterol, the Bioscanner 2000 apparently incorporates additional technology allowing its users to administer separate tests to measure a number of blood components, including total and HDL cholesterol. The Bioscanner 2000 also appears capable of encryptically storing historical test results on a non-portable internal smart chip although our monitors are capable of encryptically storing a significantly larger number of historical total cholesterol test results on a portable, smart card. The Bioscanner 2000, which is jointly marketed to both consumers and medical professionals, has a suggested retail price of $149.95. We believe that the lower suggested retail prices and superior total cholesterol test storage capabilities of our consumer monitors serve to diminish any perceived technological advantage attributed to Bioscanner's ability to separately measure for HDL cholesterol and certain other blood components, for which users having only high total cholesterol may have no need. We also believe that the complimentary cardiac risk calculator feature and superior total cholesterol test storage capabilities of our professional monitors serve to support their higher price. See "Item 3. Our Legal Proceedings" for details regarding patent infringement litigation initiated by us against Polymer.

In addition to the above referenced existing competitors, there are a number of large, multi-national, multi-faceted firms that historically have had a significant and broad-reaching presence in the medical equipment and supplies marketplace. These firms would include, but not necessarily be limited to, Abbott Laboratories, Clinical Diagnostic Systems (a division of Johnson & Johnson) and Boehringer Mannheim GmbH (a subsidiary of Roche Holdings Ltd.). These firms have developed or may be developing professional blood component analyzers that, although not currently directed towards the measurement of total cholesterol in blood, could possibly be redirected at any time.

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

OUR GOVERNMENTAL REGULATORY ENVIRONMENT

Our current focus on developing and marketing diagnostic medical devices subjects us to the oversight of the FDA in the U.S. and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacture, distribution and promotion of "medical devices" in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our total cholesterol monitors, are considered a subcategory of "medical devices." The same regulations apply to home diagnostic medical devices as apply to professional diagnostic medical devices.

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

On April 13, 1998, upon completing clinical studies of our professional adult-care total cholesterol monitor, we filed 510(k) Notification claiming substantial equivalence to Boehringer Mannheim's Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution. On October 5, 1998, we received the FDA's order of "substantial equivalence" and market clearance of our professional adult-care total cholesterol monitor as a point-of-care, in-vitro diagnostic device for the measurement of total cholesterol in fingerstick whole blood samples.

On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted our professional adult-care total cholesterol monitor a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA"). A CLIA-waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA-waiver was that it allowed us to market our professional adult-care total cholesterol monitor to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

On June 7, 1999, we submitted 510(k) Notification for our complimentary Privalink software technology. On December 20, 1999, we received the FDA's market clearance allowing us to proceed with testing and marketing of our Privalink software technology in professional healthcare settings.

On February 21, 2000, upon completing clinical studies, we submitted 510(k) Notification for our first-generation consumer total cholesterol monitor. On July 25, 2000, we received the FDA's market clearance.

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

OUR EMPLOYEES

As of June 30, 2002, we employed 34 full-time employees and 4 part-time employees. The distribution of these employees within our functional areas was as follows:

                                                          Full-Time    Part-Time
                                                          ---------    ---------

        Product Assembly, Testing and Packaging               6            2
        Sales, Marketing and Customer Service                 7            1
        Product Research and Development                      4            0
        Information Technical Services                        6            0
        Administration and Finance                           11            1


None of our employees currently are parties to collective bargaining agreements. We consider our employee relations to be good.

ITEM 2.  OUR PROPERTIES

All of our operations continue to be located in leased premises within the Riverbend Commerce Park in Post Falls, Idaho, with the address of our administrative corporate offices being 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854. We began fiscal 2002 under two separate leases for (i) 6,430 square feet of office space and (ii) 10,105 square feet of production, warehousing and shipping space. In July 2002, we entered into a lease modification providing for an additional 2,484 square feet of office space. It is our current intention to renegotiate each of these leases before their concurrent expirations on March 21, 2003. We believe that suitable alternative lease space is readily available in proximity to our current location should such become necessary or desirable.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights"). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. The defendants have also identified two expert witnesses, who have presented expert reports to support the alleged defense of non-infringment. Polymer's other alleged defenses and counterclaims have been bifurcated for consideration after the infringement phase of the proceedings. The Court has scheduled a "claim interpretation" hearing (also called a "Markman" hearing) for

January 29-31, 2003. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.


ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 10, 2002, the Company conducted a special meeting of its shareholders to consider and vote upon the following proposals, each of which received the prerequisite number of votes for approval:

         Proposal 1 - the approval of an amendment to the Company's Articles of Incorporation (i) to increase the number of authorized shares of "blank check" preferred stock from 5,000,000 shares, par value $0.001 per share, to 15,000,000 shares, par value $0.001 per share, and (ii) to increase the number of authorized shares of common stock from 50,000,000 shares, par value $0.001 per share, to 100,000,000 shares, par value $0.001 per share.

            For: 13,283,420           Against: 481,567           Abstain: 43,006

         Proposal 2 - the approval of an amendment to the Company's Articles of Incorporation to provide for a classified Board of Directors.

            For: 13,314,495           Against: 433,577           Abstain: 59,921

         Proposal 3 - the approval of an amendment to the Company's Articles of Incorporation to provide for limitation of liability, and indemnification for, members of the Board of Directors.

            For: 19,803,080           Against: 241,427           Abstain: 61,851

         Proposal 4 - the approval of an amendment to the Company's Articles of Incorporation to make certain technical amendments to the Articles of Incorporation.

            For: 19,857,371           Against: 172,255           Abstain: 73,732


         Proposal 5 - the approval of the adoption of the 2002 Stock Option
         Plan.

            For: 13,154,825           Against: 586,997           Abstain: 66,171


All broker non-votes were included as votes "against" the submitted proposals. We brought no other matters to a vote of our stockholders during our fiscal 2002 fourth quarter.

                                     PART II


ITEM 5.  OUR MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR STOCK PRICE HISTORY

Since October 10, 2000, our common shares have traded on the American Stock Exchange ("AMEX") under the ticker symbol "KFL", an acronym for our corporate slogan "Know It For Life". From February 11, 1994 to October 9, 2000, our common shares traded on the Over-The-Counter Bulletin Board Market ("OTC-BB") under the ticker symbol "LFST". As of June 30, 2002, we had approximately 4,600 stockholders of record.

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

                                                 High      Low
                                                 ----      ---
Fiscal 2002:
         First Quarter..................      $   1.88  $   1.10
         Second Quarter.................      $   2.03  $   1.45
         Third Quarter..................      $   2.90  $   1.41
         Fourth Quarter.................      $   1.46  $   0.60

Fiscal 2001:
         First Quarter..................      $   5.13  $   3.19
         Second Quarter.................      $   4.32  $   1.75
         Third Quarter..................      $   2.38  $   0.80
         Fourth Quarter.................      $   1.56  $   0.75


OUR DIVIDEND POLICY

The Company's Board of Directors has not declared or paid any cash dividends since the Company's inception. As the Board of Directors' current policy is to retain any and all earnings to fund the Company's ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future. We are currently restricted under Nevada corporate law from declaring any cash dividends due to our current negative working captial and stockholders' equity positions.

                   OUR RECENT SALES OF UNREGISTERED SECURITIES


We issued 400,857 restricted shares of the Company's common stock during our fiscal 2002 fourth quarter for which we relied upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended. These issuances were as follows:

During the third and fourth quarters of fiscal 2002, we issued 2,850,000 common shares in a "best efforts" private placement from which we received $2,670,000 in cash proceeds (net of $180,000 in issuance costs). The purchasers of 1,000,000 of these common shares received an anti-dilution guarantee providing for the issuance of a formula-driven, currently indeterminable number of additional common shares at no additional consideration should the Company subsequently issue common shares or convertible debt with a price or conversion rate below $1.00 per share, respectively.

In May 2002, we issued 7,500 common shares to a public relations firm in exchange for services previously provided with an estimated aggregate fair market value of $7,875.

In June 2002, we issued 17,857 common shares to a product development consultant in exchange for services to be subsequently provided over a twelve-month contract period beginning September 1, 2001 with an estimated aggregate fair market value of $17,500.

In June 2002, we issued 25,000 common shares to a public relations firm in exchange for services previously provided with an aggregate fair market value of $36,000.

In June 2002, we issued 6,338 common shares to a public relations firm in exchange for services provided over a three-month contract period beginning April 2002 with an estimated aggregate fair market value of $9,000.

ITEM 6.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "expects," "believes," "estimates," "plans," "intentions," "objectives," "continue our efforts," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties, and in particular statements referring to our expectations for increased market penetration and improved gross margins when our second generation consumer monitors are introduced to the market and statements regarding our expectations that we can obtain necessary additional financing and investment. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets, however our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing relatively new medical diagnostic devices, including technological advancements and innovations; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our capital-raising efforts and our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs; as well as those factors discussed in "Item 1
- Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors", "Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

INTRODUCTION

We are a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. Our current diagnostic product line principally consists of three easy-to-use, hand-held, smart card-enabled cholesterol monitors as follows:

     o Our adult, over-the-counter total cholesterol monitor for use by at-risk patients and health-conscious consumers ("our consumer monitor"),

     o Our adult, point-of-care total cholesterol monitor for use by qualified medical professionals ("our professional adult-care monitor"), and

     o Our pediatric, point-of-care total cholesterol monitor for use by pediatricians ("our professional pediatric-care monitor").

See "Our Business - Pending Product Offerings" for details regarding our planned fiscal 2003 second quarter debut of two new, second-generation, over-the-counter, consumer monitors to replace the above first-generation consumer monitor.

On January 1, 1999, we commenced limited revenue-generating operations related to our professional adult-care monitor and ceased being a development-stage company. In March 1999, we recognized our first revenues from sales of this monitor. However, shortly thereafter, we elected to suspend our marketing of our professional adult-care monitor and instead redeploy our limited financial and human resources into the development of an over-the-counter consumer monitor for which we envisioned, and continue to envision, substantially greater revenue potential over the longer term.

On July 25, 2000, we received the prerequisite FDA market clearance for our consumer monitor thereby allowing us to proceed with production and marketing. In January 2001, we formally debuted our consumer monitor to the retail marketplace. Currently, our consumer monitor is being offered by multiple of national and regional retailers throughout the U.S. and we have been successful in obtaining continuing orders from the vast majority of these retailers.

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We as a company have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have negative working capital and stockholders' equity, including a substantial accumulated deficit, at June 30, 2002. Additionally, we have only realized modest revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of our products, particularly our consumer monitor. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our fiscal 2002 consolidated financial statements that expressed substantial doubt as to our ability as a company to continue as a going concern.

We continue to actively pursue a number of initiatives intended to provide timely remedies to these adverse conditions. We believe the most significant such initiative to be our planned retail market introduction during the fiscal 2003 second quarter of two second-generation, consumer monitors from which substantially increased retail market penetration and improved gross margins are expected. We are also continuing to undertake certain measures to prospectively reduce our recurring operating expenses and related cash needs. These measures include the elimination of certain non-critical personnel and consultants. We also expect product research and development expenditures to be substantially lower for fiscal 2003 as a whole as the re-engineering activities associated with the second-generation consumer monitors were substantially complete as of the end of the fiscal 2002 first quarter. With respect to funding, we are currently engaged in discussions with a number of parties regarding various potential forms of financing and investment. We are also currently engaged in discussions with certain interested parties regarding possible transactions to monetize certain of our non-critical intellectual property assets. We have retained the services of an investment banking firm to assist in these funding pursuits. However, there can be no assurance that we will ultimately be sufficiently successful in our efforts.

OUR RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal year ended June 30, 2002 ("fiscal 2002") were $3,667,157, an increase of $1,910,433, or 108.7%, as compared to
$1,756,724 for the fiscal year ended June 30, 2001 ("Fiscal 2001"). Our adult-care monitor, and related test strips, accounted for 96% of our consolidated net sales for fiscal 2002 as compared to 92% of our consolidated net sales for fiscal 2001. Our professional monitors, and related test strips, accounted for the respective balances. Our sales increase was substantially attributable to increased unit sales volume, primarily from the fulfillment of initial and follow-up orders received from national and regional drug and pharmacy-featuring grocery store chains. The balance of our unit sales volume increase primarily was attributable to

OUR RESULTS OF OPERATIONS (CONTNUED)

the fulfillment of follow-up orders received from national and regional specialty retailers and department stores chains.

Our consolidated net sales for the fiscal 2002 fourth quarter were $674,060, as compared to $874,899, $1,238,353, $879,845 and $1,158,914 during the immediately preceding four sequential fiscal quarters. We primarily attribute the sequential quarterly sales decreases realized since the fiscal 2002 second quarter to the shared reluctance by both us and our retail customers to further commit to our current consumer monitor in light of our planned fiscal 2003 second quarter debut of our second-generation, basic-edition consumer monitor, which can feature a significantly lower retail price-point while providing us with a substantially improved gross margin. We primarily attribute the sales variability among the earlier fiscal quarters to the timing of initial orders received from new retail customers and, to a lesser extent, seasonal demands. See "Management's Discussion and Analysis - Our Other Matters - Seasonal and Inflationary Influences."

Our consolidated cost of sales and gross margins were $4,037,897 and (10.1) % for fiscal 2002, as compared to $1,856,789 and (5.7) % for fiscal 2001. During fiscal 2002, our primary focus was on obtaining shelf-space for our consumer monitor with national and regional drug and pharmacy-featuring grocery store chains. In order to gain initial access, we occasionally granted certain retailers introductory incentives. We did so, despite the known adverse consequences to our gross profits and margins, with the expectation of subsequently transitioning such retailers during fiscal 2003 to our substantially more profitable second-generation, basic-edition consumer monitor. However, it must be noted that, despite the substantially greater gross margin expected from our new basic-edition consumer monitor, our ability to realize consolidated gross profits sufficient to leverage our operating expenses, and thus, achieve operating profitability, continues to remain dependent upon our achieving broad awareness and acceptance of our basic-edition consumer monitor among both retailers and consumers.

Our consolidated total operating expenses were $10,648,433 for fiscal 2002, an increase of $4,615,402, or 76.5%, from the $6,033,031 incurred during fiscal 2001. As further detailed below, this increase primarily was attributable to various costs incurred by us in connection with our continuing introduction and national roll-out of our first-generation consumer monitor and, to a lesser extent, our development of our second-generation consumer monitors.

Our consolidated sales and marketing expenses were $2,430,067 for fiscal 2002, an increase of $1,439,638, or 145.4%, from the $990,429 incurred during fiscal 2001. The increase primarily was attributable to substantially increased advertising costs and, to a significantly lesser extent, increased sales and marketing personnel costs, incurred in support of our continuing introduction and national roll-out of our consumer monitor. Slightly offsetting these increases primarily were lower trade show and local promotion costs.

Our consolidated general and administrative expenses were $5,233,680 (inclusive of $1,110,844 in non-cash charges) for fiscal 2002, an increase of $1,617,216, or 44.7%, from the $3,616,464 (inclusive of $1,031,277 in non-cash charges) incurred during fiscal 2001. The increase primarily was attributable to increased professional service fees incurred in connection with searches for additional funding sources. To a lesser extent, we incurred incremental administrative, technical and customer service personnel and infrastructure costs in support of our continuing introduction and national roll-out of our consumer monitor and increased technology licensing royalty fees consistent with the increase in monitor unit sales. Slightly offsetting these increases primarily was a decrease in Board of Directors' compensation.

Our product research and development expenses were $1,037,398 (inclusive of $258,000 in non-cash charges) for fiscal 2002, an increase of $749,065, or 259.8%, from the $288,333 incurred during fiscal 2001. The increase primarily was attributable to incremental technical, personnel, regulatory and travel costs incurred in connection with our development of our second-generation consumer monitors.

Our non-cash depreciation and amortization expenses, excluding the asset write-offs separately discussed below, were $1,348,193 for fiscal 2002, an increase of $210,388, or 18.5%, from the $1,137,805 incurred during fiscal 2001. The increase primarily was attributable to the current and prior fiscal year additions of equipment and leasehold improvements necessary to the continuing introduction and national roll-out of our consumer monitor.

At June 30, 2002, we deemed it appropriate to write-off our $416,833 unamortized balance for license rights. These license rights pertain exclusively to an alternative total cholesterol measuring technology not utilized by our current line of cholesterol monitors and which is unrelated to our proprietary patents. Our principal bases for the write-off were as follows: (i) the favorable terms of our current multiple-year licensing and manufacturing agreement with the developer of the total cholesterol dry-chemistry test strips utilized by our current line of cholesterol monitors make it highly unlikely that we would elect during the remaining license term to make the substantial capital investments necessary to internally manufacture dry-chemistry test strips utilizing this alternative technology, (ii) our recent introduction and continuing national roll-out of our consumer monitor into the consumer marketplace, as well as certain recent technological advances within the industry, have diminished any sub-licensing prospects for this alternative technology, and (iii) our current financial position makes any internal development and market introduction of products utilizing this alternative technology highly unlikely during the remaining license term.

At June 30, 2002, we also deemed it appropriate to write-off $182,262 in previously capitalized, and yet to be amortized, software development costs. These software development costs pertained exclusively to our Privalink software technology. Our basis for the write-off was that, given our current principal focus on further penetrating the retail marketplace with our consumer monitors, and our currently limited financial and marketing resources, it is highly unlikely for the foreseeable future that we will conduct the balance of the development activities necessary to make this software suitable for general release and the marketing activities necessary to develop the marketplace.

Primarily as a result of the foregoing, our loss from operations for fiscal 2002 was $11,019,173, an increase of $4,886,077, or 79.7%, from the $6,133,096 incurred during fiscal 2001.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses were $3,658,106 (inclusive of $2,893,862 in non-cash charges) in fiscal 2002, as compared to net non-operating expenses of $372,782 (inclusive of $276,006 in non-cash charges) in fiscal 2001. The increase primarily was attributable to $2,008,607 in non-cash amortization expense associated with the aggregate fair value allocated to the detachable warrants and resulting beneficial conversion feature of convertible notes we issued during our fiscal 2001 fourth quarter and fiscal 2002 first quarter, as further discussed below. Included within the preceding amortization expense amount was $606,840 of accelerated amortization recognized in connection with the fiscal 2002 fourth quarter conversion of convertible notes by four holders into common shares. To a lesser extent, the increase in net non-operating expense primarily was attributable to the interest expense incurred on outstanding convertible notes, non-cash charges incurred as a result of our use of common shares and warrants to either induce certain individuals or firms, including related parties, to provide debt financing or to refinance an outstanding obligation, and the non-cash amortization of deferred financing costs. It should be noted that the amortization and interest expenses associated with outstanding convertible notes will continue to have a material adverse impact on our consolidated results of operations for the foreseeable future.

Primarily as a result of the foregoing, we incurred a net loss of $14,677,279 ($0.67 per basic and diluted share) in fiscal 2002 as compared to a net loss of $6,505,878 ($0.33 per basic and diluted share) in fiscal 2001.

OUR LIQUIDITY AND CAPITAL RESOURCES

We have historically sustained our operations and funded our growth through an ongoing combination of short-term financings, debt and equity issuances, and trade credit arrangements. As our working capital requirements have generally preceded the realization of sales and related accounts receivable, we have routinely drawn upon our existing cash and cash equivalent balances and sought short-term financing, primarily from existing principal shareholders, to fund our procurement of inventory.

Our Credit Facilities

We recently executed an agreement with a financial institution effective June 18, 2002 that provides us with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by our accounts receivable, inventory, property and equipment and intellectual property. We are required to service all accrued interest monthly as well as to assign to the financial institution all principal collections on all accounts receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to us upon our repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which we were to complete a specified financing transaction. At June 30, 2002, we had outstanding borrowings of $2,221,018 with additional borrowings of $10,880 available to us. Concurrent with obtaining the above facility, we cancelled our previously existing $1.5 million credit facility with a bank.

We also recently executed an agreement with a bank effective June 24, 2002 that provides us with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.75% at June 30, 2002) and be secured by all of our assets, including an assigned $600,000 certificate of deposit which is reflected in our consolidated balance sheet as a restricted cash equivalent at June 30, 2002. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at June 30, 2002.

Our Cash Flows

Our operating activities consumed $8,794,983 in cash and cash equivalents during fiscal 2002, an increase of $3,965,468, or 82.1%, from the $4,829,515 in cash and cash equivalents consumed during fiscal 2001. On a comparative fiscal year-to-year basis, this increase primarily reflects our significantly increased net loss and, to a substantially lesser extent, the negative impacts primarily from increased deferred financing costs and decreased accounts payable and commissions payable. Partially offsetting the preceding primarily were the positive impacts of adding back various amortization, depreciation, asset write-off, inducement, compensation, and other non-cash charges, and, to a lesser extent, the positive cash flow effects of decreased accounts receivable, inventories and prepaid expenses and increased accrued liabilities.

Our investing activities utilized $295,712 in cash and cash equivalents during fiscal 2002, a decrease of $355,589, or 54.6%, from the $651,301 in cash and cash equivalents utilized during fiscal 2001. This decrease primarily was attributable to the comparative fiscal 2001 period reflecting higher capital expenditures and, to a lesser extent, net advances to an officer. Our capital equipment purchases for fiscal 2002 primarily consisted of automated test strip packaging equipment and, to a lesser extent, various technology hardware and software, leasehold improvements and office furnishings and equipment necessary to accommodate incremental personnel. Our capital expenditures for fiscal 2001 primarily consisted of product testing and packaging equipment and, to a significantly lesser extent, technology hardware and software, leasehold improvements and office furnishings and equipment necessary to accommodate incremental personnel.

Our Cash Flows (continued)

Our financing activities provided $8,030,570 in cash and cash equivalents during fiscal 2002, an increase of $1,959,412, or 32.3%, from the $6,071,158 in cash and cash equivalents provided by financing activities during fiscal 2001. This increase primarily was attributable to borrowings under the aforementioned revolving credit facility and increased proceeds from sales of common stock, as described below, slightly offset primarily by the purchase of a one-year certificate of deposit to secure the aforementioned letter of credit facility and certain principal repayments of convertible debt. The comparative fiscal 2001 period also reflects the favorable cash flow effects of exercises of stock options and the incurring of capital lease obligations.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $1,060,125 to $589,854 at June 30, 2002 as compared with $1,649,979 at June 30, 2001. Our working capital decreased by $3,435,173, or 150.9%, to a working capital deficiency of $1,157,962 at June 30, 2002, from a working capital surplus of $2,277,211 at June 30, 2001. The reduction in our unrestricted cash and cash equivalents balance and increase in our accounts payable and accrued expenses balances during fiscal 2002 primarily reflect our building of inventory and funding of increased administrative, technical and customer support infrastructure in anticipation of our achieving greater retail market penetration for our consumer monitors, although there can be no assurance that we will in fact be successful in achieving such. Any significant failure on our part to achieve this increased retail market penetration in a timely manner may result in inventory write-downs and further working capital constraints which, if realized, would likely have material adverse effects on our business, results of operations, liquidity and cash flows.

Our Debt Issuances for Cash

In March 2001, we obtained a $1.0 million 90-day loan from a principal shareholder ("Shareholder") that accrued interest at the prime rate plus two percent and was secured by all the Company's unencumbered assets other than accounts receivable. In June 2001, the Shareholder agreed to convert the above loan into a similarly secured convertible note with a stated interest rate of prime plus two percent (6.75% at June 30, 2002) and a maturity date of March 5, 2003. The note is immediately convertible at the option of the Shareholder into common stock of the Company at a rate of $1.00 per share. The Company repaid $250,000 of the outstanding note balance during fiscal 2002.

In June 2001, we commenced a private placement offering of unsecured convertible notes with detachable stock purchase warrants from which we had received proceeds of $3,225,000 as of June 30, 2001. We subsequently received additional proceeds of $4,422,500 through the offering's closing in the fiscal 2002 second quarter. The notes accrue interest at the prime rate plus two percent (6.75% at June 30, 2002) and mature on various dates during calendar years 2003 and 2006, as specified. The notes are immediately convertible at the option of the holders into our common stock at a rate of $1.00 per share. Certain of these notes, having an aggregate principal face amount of $5,470,000 at June 30, 2002, contain an anti-dilution provision providing for a formula-driven, currently indeterminable downward adjustment of their conversion rate should we subsequently issue common shares at a price below the then stated conversion rate. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of our common stock at $2.50 per share. We were required under U.S. generally accepted accounting principles to determine the value associated with both the detachable stock warrants and the resulting beneficial conversion feature. The total dollar amount assigned to the detachable warrants and the beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received and such amount was recorded as a debt discount by increasing additional paid-in capital. The debt discount is being amortized to interest expense over the life of the underlying notes. During fiscal 2002, four note holders collectively converted $1,052,500 of principal, as well as $56,247 of accrued interest, into 1,108,747 common shares. In connection with such conversions, we immediately recognized $606,840 in related debt discount as a financing expense. The unamortized debt discount amounted to $4,578,957 and $2,165,064 at June 30, 2002 and 2001, respectively.

Our Equity Issuances for Cash

During the third and fourth quarters of fiscal 2002, we issued 2,850,000 common shares in a "best efforts" private placement from which we received $2,670,000 in cash proceeds (net of $180,000 in issuance costs). The purchasers of 1,000,000 of these common shares received an anti-dilution guarantee providing for the issuance of a formula-driven, currently indeterminable number of additional common shares at no additional consideration should the Company subsequently issue common shares or convertible debt with a price or conversion rate below $1.00 per share, respectively.

During the fourth quarter of fiscal 2001, we issued 604,090 common shares in a "best efforts" private placement from which we received $1,157,000 in cash proceeds. For every two common shares purchased in the offering, the Company issued the purchaser a warrant allowing for the subsequent purchase of an additional share of the Company's common stock at $5.00 per share.

Planned Capital Expenditures

The only significant capital expenditure we have currently planned for fiscal 2003 is for the purchase or lease of an additional automated packing machine with an estimated price of $325,000.

OUR OTHER MATTERS

Seasonal and Inflationary Influences

Although we remain in the relatively early stages of our national introduction and roll-out of our consumer monitor to retailers, we have begun to experience certain seasonal sales influences consistent with our initial expectations. In particular, we expect, absent materially adverse economic or counter-acting events, that our fiscal first and second quarters ending September 30 and December 31, respectively, will benefit from increased orders by retailers for the holiday shopping season. To date, we have not been materially impacted by inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as our outstanding convertible debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2003, and possibly beyond. However, in the future, we may increase the level of our variable rate debt which could increase our exposure to these market risks.

We have recently become exposed to currency market risks as a result of our manufacturing services contract with Samina-SCI Corporation which became effective on April 1, 2002. This contract, which has a stated term of one year, provides that Samina-SCI may periodically adjust the previously agreed-upon, fixed U.S. dollar-based prices for any material increases realized by them in the cost of components procured by them which are denominated in non-U.S. dollar-based currencies. We believe that any likely underlying non-U.S. dollar-based currencies would have to increase significantly for the resulting adverse impact on our consolidated cost of sales and gross profit to be material to our expected results of operations for fiscal 2003, and possibly beyond. However, in the future, we may enter into other agreements subject to underlying foreign currency adjustments, or contracts directly denominated in non-U.S. dollar currencies, that could increase our exposure to these market risks.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Our aggregate minimum annual lease payment requirements under operating leases as of June 30, 2002 are as follows: $155,619 in fiscal 2003, $6,988 in fiscal 2004 and $4,299 in fiscal 2005, with none thereafter.

Additionally, certain contracts with our principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. However, despite such, we do not currently believe that any of our significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policy particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations. See Note 3 to our accompanying financial statements for a summary of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to

Recently Issued Accounting Standards Not Yet Adopted (continued)

render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. We will adopt SFAS No. 146, as required, on January 1, 2002 for our consolidated financial statements for the third quarter of fiscal 2002. We do not currently anticipate that such adoption will have a material impact.

Legal Proceedings

We as a company, including our subsidiaries, are periodically involved in incidental litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights"). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. The defendants have also identified two expert witnesses, who have presented expert reports to support the alleged defense of non-infringment. Polymer's other alleged defenses and counterclaims have been bifurcated for consideration after the infringement phase of the proceedings. The Court has scheduled a "claim interpretation" hearing (also called a "Markman" hearing) for January 29-31, 2003. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

RISK FACTORS

Substantial Doubt Regarding Our Ability to Continue As A Going Concern. We as a company have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have negative working capital and stockholders' equity, including a substantial accumulated deficit, at June 30, 2002. Additionally, we have only realized modest revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of our products, particularly our consumer monitor. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our fiscal 2002 consolidated financial statements that expressed substantial doubt as to our ability as a company to continue as a going concern.

We continue to actively pursue a number of initiatives intended to provide timely remedies to these adverse conditions. We believe the most significant such initiative to be our planned retail market introduction during the fiscal 2003 second quarter of two second-generation, consumer monitors from which substantially increased retail market penetration and improved gross margins are expected. We are also continuing to undertake certain measures to prospectively reduce our recurring operating expenses and related cash needs. These measures include the elimination of certain non-critical personnel and consultants. We also expect product research and development expenditures to be substantially lower for fiscal 2003 as a whole as the re-engineering activities associated with the second-generation consumer monitors were substantially complete as of the end of the fiscal 2002 first quarter. With respect to funding, we are currently engaged in discussions with a number of parties regarding various potential forms of financing and investment. We are also currently engaged in discussions with certain interested parties regarding possible transactions to monetize certain of our non-critical intellectual property assets. We have retained the services of an investment banking firm to assist in these funding pursuits. However, there can be no assurance that we will ultimately be sufficiently successful in our efforts.

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

Limited Marketing Experience and Uncertain Market Acceptance of Products. While certain principal members of our management team have significant and relevant experience in marketing medical diagnostic and healthcare related products, we as a company have had limited experience to date in marketing our total cholesterol monitors. Also, despite our initial and isolated marketing successes to date, we have yet to obtain widespread acceptance of our total cholesterol monitors in their respective marketplaces. There can be no assurance that we will be successful in our marketing efforts. Any failure on our part to effectively and efficiently market our total cholesterol monitors and in obtaining widespread market acceptance of our cholesterol monitors in their respective marketplaces, particularly with respect to our consumer monitors, will likely have a material adverse impact on our business, results of operations, liquidity and cash flows. Additionally, although our current marketing plan does not emphasize such, it should be noted that we have no significant experience as a company in marketing our total cholesterol monitors outside the U.S.

Dependence on Principal Vendors. We currently rely exclusively on Sanmina-SCI and Servatron for the production of our total cholesterol monitors and on Roche for the production of our dry-chemistry total cholesterol test strips. Although we would likely incur short-term disruptions that would likely materially adversely impact our business, financial condition, results of operations and cash flows, we believe that the services currently contracted with Sanmina-SCI and Servatron could be obtained from a number of companies. In contrast, any inability to obtain test strips from Roche would likely have long-lasting material adverse impacts on our business, financial condition, results of operations and cash flows, from which we may not recover. Additionally, should we fail to meet any minimum purchase commitments with these vendors, we may incur certain compensating payment obligations and price increases that could have a material adverse impact on our business, results of operations, liquidity and cash flows.

Dependence on and Protection of Our Patents, Trademarks and Technologies. Our future success remains dependent upon our ability to obtain, maintain and enforce our materially important patents and trademarks, particularly those critical to our corporate image and the various technologies employed in our products. Although we remain actively engaged in protecting all such material assets, both in the U.S. and abroad, there can be no assurance that these assets will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has ongoing commercial significance. It must also be noted that any related litigation will likely be costly and time-consuming and there can be no assurance of a favorable outcome. There can also be no assurance that our actions will not inadvertently infringe upon the proprietary rights of others, thereby subjecting us to remedial or punitive sanctions, or that we would be subsequently successful in procuring licensing rights on commercially reasonable terms. Accordingly, any failure on our part to successfully protect these material assets, to avoid inadvertently infringing upon the proprietary rights of others, or to successfully obtain sought after patents, licenses or trademarks in the future, may have a material adverse impact on our business, results of operations, liquidity and cash flows.

Competition. We compete with firms that market inexpensive equivocal, non-instrument based, disposable cholesterol screening tests for the retail consumer market as well as with firms that market more expensive quantitative, instrument based, reusable diagnostic measuring devices, such as our total cholesterol monitors, for the consumer and professional markets. Equivocal, non-instrument-based, disposable cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. As our total cholesterol monitors are intended by us to be directly used by individuals and primary-care physicians, they may also be viewed as indirectly competing with the traditional patronization of medical laboratories for blood analysis services. Many of our existing and potential competitors have substantially greater financial, technical and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Since the scope, capabilities, ease-of-use and price of screening tests and diagnostic devices vary widely, the perceptions and preferences of consumers and medical professionals may also vary widely. As such, there can be no assurance that our total cholesterol monitors, as currently configured, packaged and marketed, will be able to successfully compete in the longer term with existing or future competing products or services. Any failure by us to effectively compete will likely have a material adverse impact on our business, results of operations, liquidity and cash flows.

Government Regulation. We have previously obtained all federal and state regulatory clearances and approvals we believe applicable to our total cholesterol monitors. However, many, if not all, of these clearances and approvals remain subject to continual review, particularly by the FDA. The subsequent claiming of jurisdiction by a federal or state regulatory agency to which we have not previously obtained regulatory clearances or approvals, or the subsequent discovery of an actual or perceived problem by us or a regulatory authority, could give rise to certain marketing restrictions or to a temporary or permanent withdrawal of one or more of our current products from the market. We also remain subject to regulatory oversight, particularly from the FDA, with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a "medical device facility". This quality system requirement ("QSR") encompasses product development ("GDP") and manufacturing, customer service, incident reporting and labeling control ("GMP"). Our assembly facilities, as well as the assembly facilities of our principal vendors, are registered with the FDA. As such, these assembly facilities, and the production processes employed within them, remain subject to the FDA's QSR and ongoing periodic audits by the FDA. While we believe that all of our current products, as well as all of our related marketing and assembly activities, including those of our agents, continue to comply in all material respects with all applicable federal and state regulations, such compliance is Government Regulation (continued). heavily subject to one's interpretation of the applicable regulations, which often can be difficult or ambiguous. Any failure by our agents or us to maintain material compliance with existing or future regulations will likely have a material adverse impact on our business, results of operations, liquidity and cash flows. Additionally, while we do not envision the near-term submission of any potential future products for regulatory clearances or approvals, it must be noted that the process of obtaining regulatory clearances or approvals can be costly and time-consuming, and as such, there can be no assurance that any sought after regulatory clearances or approvals will be obtained. Also, while our marketing efforts for the foreseeable future will be primarily directed towards U.S. markets, we anticipate eventually pursuing overseas markets for which we understand regulatory clearances and approvals vary widely from country to country. Any longer-term failure by us to obtain sought after domestic or foreign regulatory clearances or approvals may have a material adverse impact on our longer-term business, results of operations, liquidity and cash flows.

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

Potential Impact of Third-Party Reimbursers, Including Medicare. By limiting the amount they are willing to reimburse for the purchase of a consumer total cholesterol monitor or the obtaining of a total cholesterol test, third-party reimbursers, including Medicare, may adversely impact the prices and relative attractiveness of our total cholesterol monitors. Although we do not believe that the reimbursement policies of third-party reimbursers have had any significant adverse impact on us to date, any future changes in their policies or reimbursement rates may adversely impact our ability to maintain our suggested retail prices or diminish the attractiveness of our total cholesterol monitors. Any failure by us to influence third-party reimbursers to embrace the benefits of our total cholesterol monitors or to maintain their reimbursement rates may have a material adverse impact on our business, results of operations, liquidity and cash flows.

Product Liability and Insurance; Possible Exposure to Claims. The marketing of medical diagnostic devices, such as our total cholesterol monitors, inherently subjects us to the risk of product liability. Although we follow certain quality assurance policies and procedures in the procuring of components and production of our total cholesterol monitors, and maintain product liability insurance, there can be no assurance that our policies and procedures will prevent us from being subjected to product liability claims or that the scope and amount of our in force liability insurance coverage will be sufficient to prevent a material adverse impact on our business, results of operations, liquidity and cash flows.

Continuing Research and Development Expenditures. We anticipate that we will continue to periodically expend significant funds on our research and product development efforts. There can be no assurance that these costs will ultimately be recovered through the successful development, introduction and marketing of resulting products.

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

We May Be Particularly Affected by General Economic Conditions. Purchases of cholesterol monitors may be affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to healthcare and discretionary consumer spending, including economic conditions (and perceptions by consumers) affecting income (such as employment, wages and salaries, business conditions, interest rates, availability of insurance, and taxation) for the economy as a whole and in regional and local markets where we operate. Any significant deterioration in general economic conditions that adversely affect the health care or insurance industries or consumer spending may also have a material adverse impact on our business, results of operations, liquidity and cash flows.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES                           PAGE
                                                                         ----
Report of Independent Certified Public Accountants...................... 33
Consolidated Balance Sheets............................................. 34 - 35
Consolidated Statements of Loss......................................... 36
Consolidated Statements of Changes in Stockholders' (Deficit) Equity.... 37
Consolidated Statements of Cash Flows................................... 38 - 39
Notes to Consolidated Financial Statements.............................. 40 - 57

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Lifestream Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of loss, changes in stockholders' (deficit) equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and stockholders' equity, including a substantial accumulated deficit, at June 30, 2002. Additionally, the Company has realized only modest revenues to date. The aforementioned factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ BDO Seidman, LLP

Spokane, Washington
August 16, 2002

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          JUNE 30,
                                                                                  -------------------------
                                                                                     2002           2001
                                                                                  ----------     ----------

Current assets:
   Cash and cash equivalents ................................................     $  589,854     $1,649,979
   Restricted cash equivalent (Note 10) .....................................        600,000             --
   Accounts receivable, net of allowance for doubtful accounts of
     $91,188 and $26,158, respectively (Note 10) ............................        308,018        466,853
   Inventories, net (Notes 4 and 10) ........................................      2,586,625      1,984,030
   Prepaid expenses .........................................................        146,113         55,399
                                                                                  ----------     ----------
Total current assets ........................................................      4,230,610      4,156,261
Patent and license rights, net of accumulated amortization of $1,473,910 and
     $932,381 (Notes 5 and 10) ..............................................        645,886      1,187,415
Purchased software technology and capitalized software development costs, net of accumulated amortization of $2,385,300 and $1,346,309, respectively
     (Note 5) ...............................................................             --        945,408
Property and equipment, net (Notes 6, 10 and 11) ............................      1,003,580        945,530
Deferred financing costs (Note 12) ..........................................        672,732        320,000
Note receivable - officer (Note 7) ..........................................         38,728        100,349
Other .......................................................................         14,785         14,403
                                                                                  ----------     ----------
Total assets ................................................................     $6,606,321     $7,669,366
                                                                                  ==========     ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                              JUNE 30,
                                                                                    ------------------------------
                                                                                        2002              2001
                                                                                    ------------      ------------

Current liabilities:
   Accounts payable ...........................................................     $  1,416,214      $  1,103,044
   Accrued liabilities (Note 9) ...............................................          800,162           311,592
   Revolving credit facility (Note 10) ........................................        2,221,018                --
   Current maturities of capital lease obligations (Note 11) ..................          151,268           108,084
   Current maturities of convertible debt, principal face amounts
   of $775,000 and $0, respectively (Note 12) .................................          766,608                --
   and $0, respectively (Note 11)
   Current maturities of note payable (Note 13) ...............................           33,302            36,330
   Commissions payable - related parties (Note 12) ............................               --           320,000
                                                                                    ------------      ------------
Total current liabilities .....................................................        5,388,572         1,879,050
Capital lease obligations, less current maturities (Note 11) ..................           81,977            81,173
Convertible debt, principal face amounts of $7,039,984 and $4,275,000,
respectively (Note 12) ........................................................        2,461,027         2,109,936
Note payable, less current maturities (Note 13) ...............................               --            33,302
Note payable - related party (Note 12) ........................................               --           140,000
Line of credit - related party (Note 12) ......................................               --           500,000
                                                                                    ------------      ------------
Total liabilities .............................................................        7,931,576         4,743,461

Commitments and contingencies (Notes 11, 12, 16 and 17)

Stockholders' (deficit) equity (Notes 12, 14 and 15):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ...........................................................               --                --
   Common stock, $.001 par value; 100,000,000 shares authorized; 24,967,997 and
     20,345,331 issued and outstanding, respectively ..........................           24,968            20,345
   Additional paid-in capital .................................................       32,805,527        22,384,031
   Accumulated deficit ........................................................      (34,155,750)      (19,478,471)
                                                                                    ------------      ------------
Total stockholders' (deficit) equity ..........................................       (1,325,255)        2,925,905
                                                                                    ------------      ------------
Total liabilities and stockholders' (deficit) equity ..........................     $  6,606,321      $  7,669,366
                                                                                    ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                       FISCAL YEAR       FISCAL YEAR
                                                                          ENDED             ENDED
                                                                      JUNE 30, 2002     JUNE 30, 2001
                                                                      -------------     -------------


Net sales ........................................................     $  3,667,157      $  1,756,724

Cost of sales ....................................................        4,037,897         1,856,789
                                                                       ------------      ------------
Gross loss .......................................................         (370,740)         (100,065)
                                                                       ------------      ------------
Operating expenses:
      Sales and marketing ........................................        2,430,067           990,429
      General and administrative .................................        5,233,680         3,616,464
      Product research and development ...........................        1,037,398           288,333
      Depreciation and amortization ..............................        1,348,193         1,137,805
      Write-off of unamortized license rights (Note 5) ...........          416,833                --
      Write-off of capitalized software development costs (Note 5)          182,262                --
                                                                       ------------      ------------
Total operating expenses .........................................       10,648,433         6,033,031
                                                                       ------------      ------------
Loss from operations .............................................      (11,019,173)       (6,133,096)
                                                                       ------------      ------------
Non-operating income (expenses):
      Interest income ............................................           22,883            11,696
      Interest and financing expenses ............................       (1,635,734)         (365,882)
     Amortization of convertible debt discount ...................       (2,008,607)               --
      Other, net .................................................          (36,648)          (18,596)
                                                                       ------------      ------------
Total non-operating expenses, net ................................       (3,658,106)         (372,782)
                                                                       ------------      ------------
Net loss .........................................................     $(14,677,279)     $ (6,505,878)
                                                                       ============      ============

Net loss per share - Basic and diluted ...........................     $      (0.67)     $      (0.33)
                                                                       ============      ============

Weighted average number of shares - Basic and diluted ............       21,959,297        19,669,558
                                                                       ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                   Additional
                                                           Common Stock              Paid-in      Accumulated
                                                       Shares         Amount         Capital        Deficit           Total
                                                    -------------   -----------   -------------- --------------  --------------

Balances as of June 30, 2000 ....................     19,210,304   $     19,210   $ 17,445,275   $(12,972,593)   $  4,491,892

Common stock issued for cash ....................        604,090            604      1,156,396             --       1,157,000

Common stock issued for services ................        294,037            294        475,514             --         475,808

Common stock issued for compensation ............         48,000             48        151,632             --         151,680

Compensatory stock options issued to employees ..             --             --        150,715             --         150,715

Compensatory stock options issued for services ..             --             --        604,120             --         604,120

Exercise of stock options .......................        188,900            189        235,315             --         235,504

Beneficial conversion feature and fair value of
   warrants issued with the convertible debt ....             --             --      2,165,064             --       2,165,064

Net loss ........................................             --             --             --     (6,505,878)     (6,505,878)
                                                    ------------   ------------   ------------   ------------    ------------
Balances as of June 30, 2001 ....................     20,345,331         20,345     22,384,031    (19,478,471)      2,925,905

Common stock issued for cash, net of issuance
   costs ........................................      2,850,000          2,850      2,667,150             --       2,670,000

Common stock issued for services ................        663,919            664        963,810             --         964,474

Common stock issued upon conversion of
   convertible debt and accrued interest thereon       1,108,747          1,109      1,107,638             --       1,108,747

Stock warrants issued to creditors as financing
   costs ........................................             --             --        456,925             --         456,925

Compensatory stock options issued for services ..             --             --        712,473             --         712,473

Beneficial conversion feature and fair value of
   warrants issued with the convertible debt ....             --             --      4,513,500             --       4,513,500

Net loss ........................................             --             --             --    (14,677,279)    (14,677,279)
                                                    ------------   ------------   ------------   ------------    ------------

Balances as of June 30, 2002 ....................     24,967,997   $     24,968   $ 32,805,527   $(34,155,750)   $ (1,325,255)
                                                    ============   ============   ============   ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEAR    FISCAL YEAR
                                                                                  ENDED          ENDED
                                                                              JUNE 30, 2002  JUNE 30, 2001
                                                                             --------------  -------------

Cash flows from operating activities:
   Net loss...............................................................    $(14,677,279)   $ (6,505,878)

   Non-cash items:
     Depreciation and amortization ........................................      1,348,193       1,163,812
      Write-off of unamortized license rights .............................        416,833              --
      Write-off of capitalized software development costs .................        182,262              --
     Amortization of convertible debt discount ............................      2,008,607              --
     Amortization of deferred financing costs .............................        227,376              --
     Bonus compensation applied to note receivable from officer ...........         60,000              --
     Provision for bad debts ..............................................          9,553          26,156
     Provision for inventory obsolescence .................................         67,634          20,170
     Gain of sale of vehicle ..............................................           (479)             --
     Issuance of common shares and warrants to related party as
       inducement to convert line of credit into convertible note .........        310,364              --
     Beneficial conversion feature of convertible debt issued to related
       party ..............................................................         91,000              --
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services .................................      1,546,609       1,382,323
   Net changes in assets and liabilities:
     Accounts receivable ..................................................        149,282        (479,225)
     Inventories ..........................................................       (670,229)     (1,558,433)
     Prepaid expenses .....................................................         59,286         (46,980)
     Accounts payable .....................................................        313,170         951,846
      Accrued liabilities .................................................        544,818         214,717
     Commissions payable ..................................................       (585,601)             --
   Change in deferred financing costs and other assets ....................       (196,382)          1,977
                                                                              ------------    ------------
Net cash used in operating activities .....................................     (8,794,983)     (4,829,515)
                                                                              ------------    ------------
Cash flows from investing activities:
   Capital expenditures ...................................................       (203,750)       (481,109)
   Software development costs capitalized .................................        (93,583)        (88,679)
   Advances to officer ....................................................             --         (87,136)
   Repayments of note receivable from officer .............................          1,621           5,623
                                                                              ------------    ------------
Net cash used in investing activities .....................................       (295,712)       (651,301)
                                                                              ------------    ------------
Cash flows from financing activities:
   Proceeds from borrowings under revolving credit facility ...............      2,221,018              --
   Proceeds from issuances of convertible debt, net .......................      4,422,500       4,365,000
   Proceeds from sales of common stock, net of issuance costs .............      2,670,000       1,157,000
   Proceeds from exercises of stock options ...............................             --         235,504
   Proceeds from borrowings under line of credit - related party ..........             --         500,000
   Payments on capital lease obligations ..................................       (176,602)       (150,016)
   Payments on convertible debt ...........................................       (470,016)             --
   Payments on notes payable ..............................................        (36,330)        (36,330)
   Restricted cash equivalent .............................................       (600,000)             --
                                                                              ------------    ------------
Net cash provided by financing activities .................................      8,030,570       6,071,158
                                                                              ------------    ------------
Net (decrease) increase in cash and cash equivalents ......................     (1,060,125)        590,342
Cash and cash equivalents at beginning of period ..........................      1,649,979       1,059,637
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $    589,854    $  1,649,979
                                                                              ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR     FISCAL YEAR
                                                                           ENDED           ENDED
                                                                       JUNE 30, 2002   JUNE 30, 2001
                                                                       -------------   -------------

Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $   24,257      $   29,768

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital lease obligations ................   $  220,588      $  288,872
Discount on beneficial conversion feature and fair value of
   detachable stock warrants ........................................    4,422,500       2,165,064
Deferred financing costs ............................................      392,500         320,000
Other debt converted to convertible debt ............................      640,000              --
Convertible debt and accrued interest thereon converted to
common stock ........................................................    1,108,747              --
Issuance of common stock in exchange for:
     Financing costs ................................................      126,899              --
     Prepaid intellectual property legal fees .......................      150,000              --


       The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. The Company's current diagnostic product line principally consists of three easy-to-use, hand-held, smart card-enabled cholesterol monitors, one specifically designed for personal-use by adult at-risk cholesterol patients and health conscious consumers, one specifically designed for adult point-of-care facility-use by various medical professionals, and one specifically designed for children and adolescent point-of-care facility-use by pediatricians.

2.   SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and stockholders' equity, including a substantial accumulated deficit, at June 30, 2002. Additionally, the Company has only realized modest revenues to date which management primarily attributes to its continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of the Company's products, particularly its over-the-counter, personal-use cholesterol monitor. The aforementioned factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's management continues to actively pursue a number of initiatives intended to provide timely remedies to these adverse conditions. Management believes the most significant such initiative to be its planned retail market introduction during the fiscal 2003 second quarter of two second-generation, consumer monitors from which substantially increased retail market penetration and improved gross margins are expected. Management is also continuing to undertake certain measures to prospectively reduce its recurring operating expenses and related cash needs. These measures include the elimination of certain non-critical personnel and consultants. Management also expects product research and development expenditures to be substantially lower for fiscal 2003 as a whole as the re-engineering activities associated with the second-generation consumer monitors were substantially complete as of the end of the fiscal 2002 first quarter. With respect to funding, management is currently engaged in discussions with a number of parties regarding various potential forms of financing and investment. Management is also currently engaged in discussions with certain interested parties regarding possible transactions to monetize certain of the Company's non-critical intellectual property assets. The Company has retained the services of an investment banking firm to assist in these funding pursuits. However, there can be no assurance that the Company's management will ultimately be sufficiently successful in its efforts.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the operations of the Company and its two wholly-owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR-END

The Company's fiscal year-end is June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

IMPAIRMENT OF LONG-LIVED ASSETS

Management, on at least a quarterly basis, evaluates each of the Company's long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for the prior fiscal year have been reclassified to be consistent with the current fiscal year's presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase. The Company maintains its cash and cash equivalents with high quality financial institutions thereby minimizing any associated credit risks.

RESTRICTED CASH EQUIVALENT

The restricted cash equivalent constitutes a one-year certificate of deposit with a bank that serves to secure an irrevocable standby letter of credit facility. See Note 10 for further details.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, which primarily consist of component parts, assembled diagnostic devices and related supplies, are stated at the lower of first-in, first-out cost or market.

PATENT AND LICENSE RIGHTS

Direct costs incurred in acquiring each patent right have been capitalized and are being subsequently amortized into operating results on a straight-line basis over seventeen years, such period being equal to both the statutory and estimated useful life of each respective patent.

Direct costs incurred in acquiring each license right were capitalized and subsequently amortized into operating results on a straight-line basis over seventeen years, such period being equal to the contractual and estimated useful life of each respective license. See Note 5 regarding management's write-off of the remaining unamortized license rights balance as of June 30, 2002.

PURCHASED SOFTWARE TECHNOLOGY AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Direct costs incurred in purchasing software technology from others were capitalized and subsequently amortized into operating results on a straight-line basis over the technology's estimated useful life of three years, with such amortization exceeding the amount of amortization that would have been recognized for each derived product based on a ratio of current gross revenues to the total of current and anticipated future gross revenues. These capitalized direct costs were fully amortized as of June 30, 2002.

Direct costs incurred in internally developing proprietary software, after the establishment of technological feasibility and prior to the general release to customers, were capitalized. See Note 5 regarding management's write-off of these unamortized capitalized software costs as of June 30, 2002.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: production machinery and equipment - five years; technology hardware and software - three years; office furniture and equipment - five years; and vehicle
- three and three-quarter years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual lives of the underlying operating leases.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with any resulting net gain or loss included in the determination of net income.

DEFERRED INCOME TAXES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reported for cash equivalents, restricted cash equivalent, accounts receivable, accounts payable, commissions payable and accrued expenses materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of the note receivable from an officer, as estimated using appropriately discounted cash flows, was $37,000 and $82,000 at June 30, 2002 and June 30, 2001, respectively. The carrying values reported for non-current obligations materially approximated their respective fair values at each balance sheet date as the stated or discounted rates of interest reflected then prevailing market rates of interest.

REVENUE RECOGNITION

The Company recognizes sales including shipping and handling income and the related cost of sales upon product shipment, provided that all material risks and rewards of ownership are concurrently transferred from the Company to its customer, collection of the related receivable is reasonably assured, and management is able to reliably estimate an appropriate allowance for related sales returns based on relevent historical product experience and future expectations.

MAJOR CUSTOMERS

Three customers individually accounted for approximately 19%, 14% and 10% of the Company's consolidated net sales for fiscal 2002 and approximately 7%, 35%, and 3% of accounts receivable at June 30, 2002, respectively. Two customers individually accounted for approximately 25% and 11% of the Company's consolidated net sales for fiscal 2001 and approximately 16% and 38% of accounts receivable at June 30, 2001, respectively.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

The Company's consolidated cost of sales primarily consists of direct labor, material and overhead, including freight-in costs, warehousing costs, shipping and handling costs, returned product processing costs, and inventory valuation adjustments for obsolescence.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Consolidated sales and marketing expenses include advertising costs of $1,408,787 and $110,768 during fiscal 2002 and 2001, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

The Company expenses all product research and development costs as incurred.

STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and its related interpretations for stock options issued to employees. Under APB No. 25, compensation cost is recognized at the measurement date for the amount, if any, that the quoted market price of the Company's common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2002 and 2001, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 20,160,607 and 12,442,766 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock option, stock warrants and convertible debt were exercised or converted into common shares.

SEGMENT REPORTING

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING (CONTINUED)

To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than three percent of consolidated net sales in fiscal 2002 and 2001, respectively.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The Company adopted SFAS No. 141, as required, on July 1, 2001 with no material impact on its consolidated financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of a product or service, a vendor should recognize the cost of any sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to, or refund of, the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue.

In April 2001, the EITF issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"). Under the provisions of EITF 00-25, it is presumed, in the absence of persuasive evidence to the contrary, that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. This presumption is overcome and the consideration should be characterized as a cost incurred if the vendor receives, or will receive, an identifiable benefit (i.e., goods or services) in return for the consideration and the vendor can reasonably estimate the fair value of the benefit.

In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 codifies and reconciles the consensuses on all or specific issues of EITF 00-14 and EITF 00-25.

The Company adopted each of the preceding EITFs, as required, on January 1, 2002. As the Company's historical recognition and classification of the subject incentives and consideration conformed to these EITFs, their respective adoptions had no material impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ADOPTED ACCOUNTING STANDARDS (CONTINUED)

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its consolidated financial statements. The Company adopted SFAS Nos. 142, 143 and 144, as well as the remaining provisions of SFAS No. 145, as required, on July 1, 2002, with no material impact on its consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED (CONTINUED)

service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company will adopt SFAS No. 146, as required, on January 1, 2002 for its consolidated financial statements for the third quarter of fiscal 2002. Management does not currently anticipate that such adoption will have a material impact.


4.    INVENTORIES, NET

Inventories, net, consist of the following:

                                                                JUNE 30,
                                                     ---------------------------
                                                          2002         2001
                                                     ------------- ------------

          Raw materials ...........................   $ 1,524,618   $ 1,332,519
          Work in process .........................       493,381       549,465
          Finished goods ..........................       627,588       161,951
                                                      -----------   -----------
                                                        2,645,587     2,043,935
          Less allowance for inventory obsolescence       (58,962)      (59,905)
                                                      -----------   -----------
          Inventories, net ........................   $ 2,586,625   $ 1,984,030
                                                      ===========   ===========


5.    WRITE-OFF OF LICENSE RIGHTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At June 30, 2002, management deemed it appropriate to write-off the Company's $416,833 unamortized balance for license rights. These license rights pertain exclusively to an alternative total cholesterol measuring technology not utilized by the Company's current line of cholesterol monitors and which is

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. WRITE-OFF OF LICENSE RIGHTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

unrelated to the Company's proprietary patents. Management's bases for the write-off were as follows: (i) the favorable terms of the Company's current multiple-year licensing and manufacturing agreement with the developer of the total cholesterol dry-chemistry test strips utilized by the Company's current line of cholesterol monitors make it highly unlikely that the Company would elect during the remaining license term to make the substantial capital investments necessary to internally manufacture dry-chemistry test strips utilizing this alternative technology, (ii) the Company's recent introduction and continuing roll-out of its consumer monitor into the retail marketplace, as well as certain recent technological advances within the industry, have diminished any sub-licensing prospects for this alternative technology, and
(iii) the Company's current financial position makes any internal development and market introduction of products utilizing this alternative technology highly unlikely during the remaining license term.

At June 30, 2002, management deemed it appropriate to write-off $182,262 in previously capitalized, and yet to be amortized, software development costs. These software development costs pertained exclusively to the Company's Privalink software technology. Management's principal basis for the above write-off was that, given its current principal focus on further penetrating the consumer marketplace with the Company's over-the-counter, personal-use cholesterol monitor and the Company's currently limited financial and marketing resources, it is highly unlikely for the foreseeable future that the Company will conduct the balance of the development activities necessary to make this software suitable for general release and the critical marketing activities necessary to develop the marketplace.


6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

                                                                    JUNE 30,
                                                           --------------------------
                                                              2002            2001
                                                           -----------    -----------

          Production machinery and equipment ...........   $   873,138    $   659,153
          Technology hardware and software .............       613,351        478,347
          Leasehold improvements .......................       368,495        323,191
          Office furniture and equipment ...............       123,565         86,280
          Vehicle ......................................            --         33,800
                                                           -----------    -----------
                                                             1,978,549      1,580,771
          Less accumulated depreciation and amortization      (974,969)      (635,241)
                                                           -----------    -----------
          Property and equipment, net ..................   $ 1,003,580    $   945,530
                                                           ===========    ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    NOTE RECEIVABLE - OFFICER

Through fiscal 2001, the Company's Board of Directors periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, has a stated interest rate of 8.75% per annum and requires bi-weekly repayments of principal and interest through May 23, 2014. On May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. The Board of Directors subsequently awarded the Company's Chief Executive Officer a $60,000 bonus for his fiscal 2002 performance with such bonus applied in its entirety against the outstanding note receivable balance.

8.    DEFERRED TAX ASSETS

The Company's deferred tax assets principally relate to (i) net operating loss carry-forwards that are available, within statutory annual limits, to offset future taxable income, if any, (ii) purchased software technology and (iii) compensatory stock options granted. These deferred tax assets, which approximated $13.1 million and $8.0 million at June 30, 2002 and 2001, respectively, were fully offset by valuation allowances for financial reporting purposes. At June 30, 2002, the Company had net operating loss carry-forwards of approximately $28.3 million that expire in calendar years 2006 through 2022.


9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                             JUNE 30,
                                                      -------------------
                                                        2002       2001
                                                      --------   --------

          Accrued interest payable ................   $511,462   $ 16,560
          Accrued wages, benefits and related taxes    188,793    152,869
          Accrued sales returns ...................     54,278     26,000
          Accrued royalties payable ...............     39,960    112,490
          Accrued other ...........................      5,669      3,673
                                                      --------   --------
          Total accrued liabilities ...............   $800,162   $311,592
                                                      ========   ========


10.   CREDIT FACILITIES

The Company executed an agreement with a financial institution effective June 18, 2002 that provides it with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by the Company's accounts receivable, inventory, property and equipment and intellectual property. The Company is required to service all accrued interest monthly as well as to assign to the

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   CREDIT FACILITIES (CONTINUED)

financial institution all principal collections on all accounts receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to the Company upon its repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which the Company were to complete a specified financing transaction. At June 30, 2002, the Company had outstanding borrowings of $2,221,018 with additional borrowings of $10,880 available to it. Concurrent with obtaining the above facility, the Company cancelled its previously existing $1.5 million credit facility with a bank.

The Company executed an agreement with a bank effective June 24, 2002 that provides it with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.75% at June 30, 2002) and be secured by all of the Company's assets, including an assigned $600,000 certificate of deposit. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at June 30, 2002.

11.   OPERATING AND CAPITAL LEASES

The Company leases its corporate facilities as well as certain equipment under operating leases. Certain of these operating leases are noncancellable and contain rent escalation clauses. The Company incurred aggregate rent expense under operating leases of $183,032 and $120,616 during fiscal years 2002 and 2001, respectively. The Company also leases certain equipment under capital leases. The aggregate net carrying value of the underlying collateralizing assets was approximately $434,000 and $343,000 at June 30, 2002 and 2001, respectively.

The future aggregate minimum lease payments under lease agreements in existence at June 30, 2002 are as follows:

                                                       OPERATING     CAPITAL
          YEARS ENDING JUNE 30,                          LEASES      LEASES
          ------------------------------------------------------------------

          2003 ......................................   $155,619   $201,217
          2004 ......................................      6,988     52,843
          2005 ......................................      4,299     29,859
          2006 ......................................         --     12,824
          2007 ......................................         --         --
                                                        --------   --------
          Total lease payments ......................   $166,906    296,743
                                                        ========
          Less imputed interest .....................                63,498
                                                                   --------
          Present value of net minimum lease payments
                                                                    233,245
          Less current maturities ...................               151,268
                                                                   --------
          Total long-term capital lease obligation ..              $ 81,977
                                                                   ========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   CONVERTIBLE DEBT

In March 2001, the Company obtained a $1.0 million 90-day loan from a principal shareholder ("Shareholder") that accrued interest at the prime rate plus two percent and was secured by all the Company's unencumbered assets other than accounts receivable. In June 2001, the Company and the Shareholder agreed to convert the above loan into a similarly secured convertible note with a stated interest rate of prime plus two percent (6.75% at June 30, 2002) and a maturity date of March 5, 2003. The note is immediately convertible at the option of the Shareholder into common stock of the Company at a rate of $1.00 per share. In connection with the initial loan and subsequent refinancing, the Company issued the Shareholder warrants allowing him to purchase 200,000 shares of the Company's common stock at $1.00 per share for which the Company recognized the aggregate assigned fair value of $138,444 as a financing cost in fiscal 2001. The note further stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Shareholder additional warrants for the purchase of 37,500 common shares at $1.00 per share. The aggregate fair value assigned to these additional warrants of $200,765 was recognized as a financing cost in fiscal 2002. The Company repaid $250,000 of the outstanding note balance during fiscal 2002.

In June 2001, the Company commenced a private placement offering of unsecured convertible notes with detachable stock purchase warrants from which it had received proceeds of $3,225,000 as of June 30, 2001. The Company subsequently received additional proceeds of $4,422,500 through the offering's closing in the fiscal 2002 second quarter. The notes accrue interest at the prime rate plus two percent (6.75% at June 30, 2002) and mature on various dates during calendar years 2003 and 2006, as specified. The notes are immediately convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. Certain of these notes, having an aggregate principal face amount of $5,470,000 at June 30, 2002, contain an anti-dilution provision providing for a formula-driven, currently indeterminable downward adjustment of their conversion rate should the Company subsequently issue common shares at a price below the then stated conversion rate. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. The Company was required under U.S. generally accepted accounting principles to determine the value associated with both the detachable stock warrants and the resulting beneficial conversion feature. The total dollar amount assigned to the detachable warrants and the beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received and such amount was recorded as a debt discount by increasing additional paid-in capital. The debt discount is being amortized to interest expense over the life of the underlying notes. During fiscal 2002, four note holders collectively converted $1,052,500 of principal, as well as $56,247 of accrued interest, into 1,108,747 common shares. In connection with such conversions, the Company immediately recognized $606,840 in related debt discount as a financing expense. The unamortized debt discount amounted to $4,578,957 and $2,165,064 at June 30, 2002 and 2001, respectively.

In connection with the immediately preceding offering of convertible notes, the Company agreed to pay two principal shareholders each a commission, payable in common shares, equal to five percent of the offering proceeds they procured. Commissions obligations incurred of $417,250 and $320,000 in fiscal

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   CONVERTIBLE DEBT (CONTINUED)

2002 and 2001, respectively, have been recognized as deferred financing costs and are being amortized over the respective terms of the convertible notes.

During August 2001, the Company executed an agreement with a principal shareholder and member of the Board of Directors ("Director") whereby the Company repaid $200,000 in outstanding principal and accrued interest against an unsecured loan and line of credit previously provided by such Director during fiscal 2001 and issued the Director an unsecured convertible note for the remaining $469,984 aggregate principal balance. The note accrues interest at the prime rate plus two percent (6.75% at June 30, 2002), is immediately convertible at the Director's option into common stock of the Company at a rate of $1.00 per share, and matures on August 1, 2003. In connection with this agreement, the Company issued the Director 40,000 common shares and warrants allowing the Director to purchase 134,000 additional common shares at $1.00 per share. The agreement further stipulates that for every subsequent quarter the note remains outstanding that the Company will issue the Director additional warrants for the purchase of 23,500 common shares at $1.00 per share. The aggregate fair value assigned to the common shares and warrants of $322,159 was recognized as a financing cost in fiscal 2002.

In summary, the contractual maturities of the Company's outstanding convertible debt obligations at June 30, 2002 are as follows:

                                               PRINCIPAL    DISCOUNTED
          YEARS ENDING JUNE 30,                 AMOUNTS      AMOUNTS
          ------------------------------------------------------------

          2003 ............................   $  775,000   $  766,608
          2004 ............................    1,069,984      868,574
          2005 ............................           --           --
          2006 ............................           --           --
          2007 ............................    5,970,000    1,592,453
                                              ----------   ----------
          Total convertible debt maturities    7,814,984    3,227,635
          Less current maturities .........      775,000      766,608
                                              ----------   ----------
          Total long-term maturities ......   $7,039,984   $2,461,027
                                              ==========   ==========


13.   NOTE PAYABLE

The Company has an outstanding note payable to the owner of its leased corporate facility. The note is secured by leasehold improvements, has a stated interest rate of nine percent per annum and matures on May 31, 2003.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   STOCKHOLDERS' (DEFICIT) EQUITY

General

On June 10, 2002, the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized "blank check" preferred shares from 5 million to 15 million and the number of authorized common shares from 50 million to 100 million.

Common Stock Issued For Cash

During the third and fourth quarters of fiscal 2002, the Company issued 2,850,000 common shares in a "best efforts" private placement from which it received $2,670,000 in cash proceeds (net of $180,000 in issuance costs). The purchasers of 1,000,000 of these common shares received an anti-dilution guarantee providing for the issuance of a formula-driven, currently indeterminable number of additional common shares at no additional consideration should the Company subsequently issue common shares or convertible debt with a price or conversion rate below $1.00 per share, respectively.

During the fourth quarter of fiscal 2001, the Company issued 604,090 common shares in a "best efforts" private placement from which it received $1,157,000 in cash proceeds. For every two common shares purchased in the offering, the Company issued the purchaser a warrant allowing for the subsequent purchase of an additional share of the Company's common stock at $5.00 per share.

Common Stock Issued For Services

During fiscal 2002 and 2001, the Company issued 663,919 and 294,037 common shares, respectively, to third parties for the performance of consulting and other services. The Company recognized associated expenses of $964,474 and $475,808 during fiscal 2002 and 2001, respectively, based upon the fair market value of the common shares at their respective dates of issuance.

Stock Options and Warrants

During fiscal 2002 and 2001, the Company executed a number of stock option agreements with third parties for the performance of consulting and other services. These stock option agreements covered 142,500 and 846,045 shares of the Company's common stock during fiscal 2002 and 2001, respectively. The option agreements contain exercise prices ranging from $1.00 to $5.00 per share and have contractual lives ranging from one year to five years. In connection with these stock option agreements and the related services obtained, the Company recognized various expenses aggregating $135,842 and $475,374 during fiscal 2002 and 2001, respectively.

During fiscal 2002 and 2001, the Company entered into several agreements with third parties for the performance of various services over subsequent two to three year periods. In connection therewith, the Company granted these service providers stock options with various exercise prices and expiration dates. During fiscal 2002 and 2001, the Company recognized various expenses aggregating $576,631 and $239,533, respectively, for the fair value of the issued stock options. Such expenses will be adjusted in future fiscal periods, as the related services are performed, based on the then calculated fair values and

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   EQUITY (CONTINUED)

Stock Options and Warrants (continued)

any incremental changes which may occur therein. The related expenses are being recognized as the stock options vest based on the terms of the stock option agreements.

In May 2001, the Company granted a vendor a stock purchase warrant allowing them to purchase up to 65,000 shares of the Company's common stock at $1.50 per share. In connection therewith, the Company recognized a $74,205 financing cost in fiscal 2001 for the fair value of these warrants.

On June 30, 2001, the Company extended by one year the expiration dates of 342,500 stock purchase warrants with an exercise price of $1.25 that had been previously granted to three shareholders during fiscal 1999. In connection therewith, the Company recognized a $39,928 financing cost in fiscal 2001 for the incremental increase in the aggregate fair value of these warrants.

15.   STOCK OPTIONS AND WARRANTS

The Company has an Employee Stock Option Plan (the "Plan") that provides for the grant of options to employees to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 2002, 964,269 options originally made available under the Plan remain available for grant. The Company also grants from time to time stock options and warrants outside the Plan to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company with financing.

On June 10, 2002, the Company's shareholders approved the adoption of the 2002 Stock Option Plan ("2002 Plan") pursuant to which two million shares of the Company's common stock were reserved for future issuance upon exercise of options granted at exercise prices to be approved by the Board of Directors. These options may be issued to directors, officers, employees, or other persons who perform services on behalf of the Company. No options have been granted under the 2002 Plan as of June 30, 2002.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the stock option and warrant activity:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                            OPTIONS/      EXERCISE
                                                            WARRANTS       PRICE
                                                          -----------    ----------


          Options/warrants outstanding at June 30, 2000     3,634,595    $     1.85
          Granted .....................................     5,982,821          2.54
          Expired .....................................      (210,750)        (1.32)

          Exercised ...................................      (188,900)        (1.25)
                                                          -----------    ----------
          Options/warrants outstanding at June 30, 2001     9,217,766          2.32
          Granted .....................................     3,473,584          2.23
          Expired .....................................      (345,727)        (1.26)

          Exercised ...................................            --            --
                                                          -----------    ----------
          Options/warrants outstanding at June 30, 2002    12,345,623    $     2.33
                                                          ===========    ==========

          Exercisable at June 30, 2002 ................     9,461,376    $     2.34
                                                          ===========    ==========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions:


                                          FISCAL YEAR ENDED
                                        --------------------
                                        JUNE 30,    JUNE 30,
                                         2002        2001
                                        -------     --------

          Risk free interest rate....     4.3 %       6.0 %
          Expected volatility .......   120.2 %     128.0 %
          Expected life in years ....   2 - 10      2 - 6
          Expected dividends ........    None        None


The estimated fair values for stock options granted during fiscal 2002 and 2001 were $0.51 to $2.15 and $0.42 to $3.16, respectively.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCK OPTIONS AND WARRANTS (CONTINUED)

Had compensation cost for the Company's Plan been determined using the compensation measurement principles of SFAS No. 123, the Company's reported net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       FISCAL YEAR ENDED              FISCAL YEAR ENDED
                                                       JUNE 30, 2002                    JUNE 30, 2001
                                             -------------------------------    ------------------------------
                                                   AS             PRO                AS              PRO
                                                 REPORTED         FORMA            REPORTED          FORMA
                                             -------------------------------    ------------------------------

   Net loss .............................   $ (14,677,279)   $   (16,569,534)   $   (6,505,878)   $  (9,523,133)
                                            =============    ===============    ==============    =============

   Net loss per share - Basic and diluted   $       (0.67)   $         (0.75)   $        (0.33)   $       (0.48)
                                            =============    ===============    ==============    =============

The following table summarizes information about outstanding stock options and warrants at June 30, 2002:

                                           OPTIONS/WARRANTS                      OPTIONS/WARRANTS
                                             OUTSTANDING                            EXERCISABLE
                             ----------------------------------------------  ---------------------------
                                               WEIGHTED
                                               AVERAGE          WEIGHTED                   WEIGHTED
                RANGE OF                      REMAINING         AVERAGE                     AVERAGE
                EXERCISE        NUMBER       CONTRACTUAL        EXERCISE       NUMBER      EXERCISE
                 PRICES       OUTSTANDING     LIFE (YRS)         PRICE      EXERCISABLE      PRICE
             --------------------------------------------------------------------------------------------

             $0.25 - $0.50          40,000       3.81       $     0.25           40,000  $     0.25
             $0.98 - $1.02         924,446       1.93             1.00          924,446        1.00
             $1.25 - $1.50       2,798,419       7.02             1.41        1,459,182        1.36
             $1.69 - $1.95          92,000       6.56             1.81           74,000        1.77
             $2.00 - $2.25         140,000       1.25             2.18          126,240        2.20
             $2.44 - $2.50       5,752,283       2.88             2.50        5,531,450        2.50
             $3.00 - $3.30       2,005,430       5.53             3.03          871,347        3.06
             $3.50 - $3.75           7,500       3.25             3.63            7,500        3.63
             $5.00                 585,545       1.00             5.00          485,545        5.00
             --------------------------------------------------------------------------------------------
             $0.25 - $5.00      12,345,623       4.10       $     2.33        9,519,710  $     2.32
             ============================================================================================


16.   EMPLOYEE SAVINGS, RETIREMENT AND PROFIT SHARING PLAN

Effective March 1, 2002, the Company established a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code ("the "401(k) Plan") pursuant to which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company, at its discretion, may elect to (i) contribute a matching percentage of the employees'

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE SAVINGS, RETIREMENT AND PROFIT SHARING PLAN (CONTINUED) overall contribution and/or (ii) make a profit sharing contribution based on the overall profitability of the Company. The Company did not make any contributions for fiscal 2002.

17.   CONTINGENCIES

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

Certain contracts with our principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matters for inclusion herein.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 20, 2002, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 20, 2002, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 20, 2002, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 20, 2002, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed in the Exhibit Index on page 61 of this Form 10-KSB, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

     We filed no reports on Form 8-K during our fiscal 2002 fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho, on this 30th day of September 2002.

                                    LIFESTREAM TECHNOLOGIES, INC.


                                    By:  /s/   Christopher Maus
                                         ---------------------------
                                               Christopher Maus
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                    By:  /s/      Brett Sweezy
                                         ---------------------------
                                                  Brett Sweezy
                                          Chief Financial and Accounting
                                          Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 30th day of September 2002:


/s/       Christopher Maus             President, Chief Executive Officer
---------------------------            and Chairman of the Board of Directors
           Christopher Maus

/s/       Robert Boyle                 Director
---------------------------
           Robert Boyle

/s/       Michael Crane                Director
---------------------------
           Michael Crane

/s/       William Gridley              Director
---------------------------
           William Gridley

/s/       Ronald Kiima                 Director
---------------------------
           Ronald Kiima

 EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of Lifestream Technologies, Inc., dated June 20, 2002.(5)

3.2  By-laws of Lifestream Technologies, Inc.(1)

4.1  Form of Convertible Term Notes.(2)

4.2 Form of Warrant to Purchase Shares of Common Stock of Lifestream Technologies, Inc.(3)

4.3 Form of Registration Rights Agreement dated July 1, 2001 between Lifestream Technologies, Inc. and Noteholders.(3)

10.1 Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998. (4)

10.2 License and Supply Agreement between Lifestream Diagnostics, Inc. and Boehringer Mannheim GmbH.(1)

10.3 License and Supply Agreement between Lifestream Technologies, Inc. and Roche Diagnostics GmbH dated December 12, 2000.(2)

10.4 Product Supply Agreement between Lifestream Technologies, Inc. and LRE Technology Partner GmbH dated August 29, 2001.(2)

10.5 Manufacturing Services Agreement between Lifestream Technologies, Inc. and SCI Holdings, a division of Sanmina-SCI Corporation dated April 1, 2002.

10.6 Promissory Note [Secured Revolving Credit Facility] between Lifestream Technologies, Inc. and Capital South Financial Services, Inc. dated June 18, 2002.

21.1 Subsidiaries of the Registrant.

99.1 Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------

1 Filed as an Exhibit to the Company's Form 10-KSB filed with the Securities and Exchange Commission on December 26, 1996 and incorporated herein by reference.
2 Filed as an Exhibit to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2001 and incorporated herein by reference.
3 Filed as an Exhibit to the Company's Form S-3 filed with the Securities and Exchange Commission on October 31, 2001 and incorporated herein by reference.
4 Filed as an exhibit to the Company's Form 8-K with the Securities and Exchange Commission on September 1, 1999 and incorporated herein by reference.
5 Filed as an exhibit to the Company's Form DEF-14A with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.