Form 10QSB
period 2002-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2002-11-14
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              ____________________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


As of November 11, 2002, the registrant had 24,986,747 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002


PART I.     FINANCIAL INFORMATION

                                                                                                             Page
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002.................................1

Condensed Consolidated Statements of Loss for the three months ended
  September 30, 2002 and September 30, 2001......................................................................2

Condensed Consolidated Statements of Cash Flows for the three months ended
  September 30, 2002 and September 30, 2001......................................................................3

Notes to Interim Condensed Consolidated Financial Statements ....................................................5

Item 2.  Our Management's Discussion and Analysis...............................................................12

Item 3.  Our Controls and Procedures............................................................................20


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................21

Item 2.  Changes in Securities and Use of Proceeds..............................................................21

Item 3.  Defaults Upon Senior Securities........................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders....................................................21

Item 5.  Other Information......................................................................................21

Item 6.  Exhibits and Reports on Form 8-K.......................................................................21

Signatures......................................................................................................22

Certifications..................................................................................................23

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,     JUNE 30,
                                                                              2002            2002
                                                                          ------------    ------------


ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $      1,321    $    589,854
    Restricted cash equivalents (Note 7) ..............................        600,000         600,000
   Accounts receivable, net ...........................................        350,616         308,018
   Inventories, net (Note 4) ..........................................      2,389,017       2,586,625
   Prepaid expenses ...................................................        144,782         146,113
                                                                          ------------    ------------
Total current assets ..................................................      3,485,736       4,230,610
Patent and license rights, net ........................................        625,151         645,886
Property and equipment, net ...........................................        905,541       1,003,580
Deferred financing costs, net .........................................        582,632         672,732
Note receivable - officer (Note 5) ....................................         39,582          38,728
Other .................................................................         14,785          14,785
                                                                          ------------    ------------
Total assets ..........................................................   $  5,653,427    $  6,606,321
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable ...................................................   $  2,228,154    $  1,416,214
   Accrued liabilities (Note 6) .......................................        943,975         800,162
   Revolving credit facility (Note 7) .................................      2,305,097       2,221,018
   Current maturities of capital lease obligations ....................        172,875         151,268
   Current maturities of convertible debt, principal face amounts
   of $325,000 and $775,000, respectively (Note 8) ....................        318,706         766,608

   Current maturities of note payable .................................         24,220          33,302
                                                                          ------------    ------------
Total current liabilities .............................................      5,993,027       5,388,572
Capital lease obligations, less current maturities ....................         71,725          81,977
Convertible debt, principal face amounts of $7,039,984 and $7,039,984,
respectively (Note 8) .................................................      2,779,147       2,461,027
                                                                          ------------    ------------
Total liabilities .....................................................      8,843,899       7,931,576
                                                                          ------------    ------------

Commitments and contingencies (Note 9)

Stockholders' deficit:
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued or outstanding ............................................             --              --
   Common stock, $.001 par value; 100,000,000 shares authorized;
     24,986,747 and 24,967,997 issued and outstanding, respectively ...         24,987          24,968
   Additional paid-in capital .........................................     32,870,803      32,805,527
   Accumulated deficit ................................................    (36,086,262)    (34,155,750)
                                                                          ------------    ------------
Total stockholders' deficit ...........................................     (3,190,472)     (1,325,255)
                                                                          ------------    ------------
Total liabilities and stockholders' deficit ...........................   $  5,653,427    $  6,606,321
                                                                          ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS


                                                                      THREE MONTHS ENDED
                                                                 ----------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                     2002            2001
                                                                 ------------    ------------


Net sales ....................................................   $  1,132,437    $    879,845

Cost of sales ................................................        914,873       1,115,768
                                                                 ------------    ------------
Gross profit (loss) ..........................................        217,564        (235,923
                                                                 ------------    ------------
Operating expenses:
      Sales and marketing ....................................        214,998         417,878
      General and administrative .............................        936,061       1,067,153
      Product research and development .......................        177,329         130,972
      Depreciation and amortization ..........................        120,457         303,980
                                                                 ------------    ------------
Total operating expenses .....................................      1,448,845       1,919,983
                                                                 ------------    ------------
Loss from operations .........................................     (1,231,281)     (2,155,906)
                                                                 ------------    ------------
Non-operating income (expenses):
      Interest income ........................................          1,018          14,763
      Interest and financing expenses ........................       (379,378)       (638,224)
      Amortization of convertible debt discount ..............       (320,218)       (340,105)

      Other, net .............................................           (653)            294
                                                                 ------------    ------------
Total non-operating expenses, net ............................       (699,231)       (963,272)
                                                                 ------------    ------------
Net loss .....................................................   $ (1,930,512)   $ (3,119,178)
                                                                 ============    ============

Net loss per share - Basic and diluted (Note 3) ..............   $      (0.08)   $      (0.15)
                                                                 ============    ============

Weighted average number of shares - Basic and diluted (Note 3)     24,980,497      20,418,431
                                                                 ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            2002           2001
                                                                        ------------   ------------

Cash flows from operating activities:
   Net loss .........................................................   $(1,930,512)   $(3,119,178)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................       120,457        303,980
      Amortization of convertible debt discount .....................       320,218        340,105
      Amortization of deferred financing costs ......................        90,100         44,937
     Provision for (recovery of) bad debts ..........................       (42,572)         9,181
     Provision for inventory obsolescence ...........................            --         14,276
      Gain on sale of vehicle .......................................            --           (479)
      Issuance of common shares and warrants to related party as
       inducement to convert line of credit into convertible note ...            --        349,200
      Beneficial conversion feature of convertible debt issued
         to related party (Note 8) ..................................        13,154         91,000
     Issuances of common stock for debt offering commissions ........            --        (38,836)
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services ...........................        52,141         17,500
   Net changes in assets and liabilities:
     Accounts receivable ............................................           (26)        42,644
     Inventories ....................................................       197,608       (765,079)
     Prepaid expenses ...............................................         1,331        (86,202)
     Accounts payable ...............................................       823,295        (25,974)
      Accrued liabilities ...........................................       143,813        193,050
      Commissions payable ...........................................            --       (524,351)
Change in other non-current assets ..................................          (854)        (2,110)
                                                                        -----------    -----------
Net cash used in operating activities ...............................      (211,847)    (3,156,336)
                                                                        -----------    -----------
Cash flows from investing activities:
   Capital expenditures .............................................        (1,683)       (41,353)
   Software development costs capitalized ...........................            --        (22,882)
   Repayments of note receivable from officer (Note 5) ..............            --            955
                                                                        -----------    -----------
Net cash used in investing activities ...............................        (1,683)       (63,280)
                                                                        -----------    -----------
Cash flows from financing activities:
   Proceeds from borrowings under revolving line of credit ..........        84,079             --
   Proceeds from issuances of convertible debt, net (Note 8) ........            --      3,322,500
   Proceeds from capital lease ......................................            --         17,757
   Payments on capital lease obligations ............................            --        (35,017)
   Payments on convertible and other debt ...........................      (459,082)      (420,016)
                                                                        -----------    -----------
Net cash provided by financing activities ...........................      (375,003)     2,885,224
                                                                        -----------    -----------
Net decrease in cash and cash equivalents ...........................      (588,533)      (334,392)
Cash and cash equivalents at beginning of period ....................       589,854      1,649,979
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $     1,321    $ 1,315,587
                                                                        ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          THREE MONTHS ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                           2002           2001
                                                                       ------------  ------------

Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $  127,763   $   14,505

Supplemental schedule of non-cash investing and financing activities:
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 8) ......................           --    3,322,500
Deferred financing costs (Note 8) ...................................           --      332,250
Lease assumed by officer ............................................           --        7,239
Issuance of common stock in exchange for:
   Financing costs ..................................................       13,154      126,899
   Non-employee services ............................................       52,141           --




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. The Company's current diagnostic product line principally consists of easy-to-use, hand-held, smart card-enabled cholesterol monitors for consumers and medical professionals.


2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and stockholders' equity, including a substantial accumulated deficit, at September 30, 2002. Additionally, the Company has only realized modest revenues to date which management primarily attributes to its continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of the Company's products, particularly its over-the-counter consumer monitors. The aforementioned factors raise substantial doubt as to the Company's ability to continue as a going concern, which the Company's independent public accountants expressed in their audit report on the Company's consolidated financial statements for the most recently completed fiscal year ended June 30, 2002.

The Company's management continues to actively pursue a number of initiatives intended to provide timely remedies to the above adverse conditions. In October 2002, the Company debuted its second-generation consumer monitors from which management expects substantially increased retail market penetration and gross margins. In recent months, management has also recently undertaken certain measures to prospectively reduce the Company's less variable operating expenses and related cash needs. These measures included, among others, the elimination of certain non-critical personnel and consultants. Management also expects that the Company's product research and development expenditures will be substantially lower for fiscal 2003 as a whole as the re-engineering activities associated with the second-generation consumer monitors were substantially complete at September 30, 2002. With respect to funding, management remains actively engaged in discussions with a number of interested parties regarding various potential forms of financing and investment as well as possible transactions to monetize certain of the Company's non-critical intellectual property assets. Management has retained the services of an investment banking firm to assist the Company in these funding pursuits. However, there can be no assurance that management will ultimately be sufficiently successful in its efforts. Any failure by management to procure financing or investment adequate to fund the Company's ongoing operations, including planned marketing initiatives designed to accelerate sales, or to service its significant accounts payable and debt obligations, will likely have material adverse consequences on the Company's business operations, and as a result, on its consolidated financial condition, results of operations and cash flows.


3. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

These condensed consolidated financial statements include the operations of the Company and its two wholly-owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Periods

The Company's fiscal year-end is June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At September 30, 2002 and 2001, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 21,214,107 and 19,216,234 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted (continued)

associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company will adopt SFAS No. 146, as required, on January 1, 2003 for its consolidated financial statements for the third quarter of fiscal 2003. Management does not currently anticipate that such adoption will have a material impact.


4. INVENTORIES

Inventories consist of the following:

                                                     SEPTEMBER 30,     JUNE 30,
                                                         2002           2002
                                                     -----------    -----------

         Raw materials ...........................   $ 1,561,126    $ 1,524,618
         Work in process .........................       485,478        493,381
         Finished goods ..........................       401,375        627,588
                                                     -----------    -----------
                                                       2,447,979      2,645,587
         Less allowance for inventory obsolescence       (58,962)       (58,962)
                                                     -----------    -----------
         Total inventories .......................   $ 2,389,017    $ 2,586,625
                                                     ===========    ===========


5. NOTE RECEIVABLE - OFFICER

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                                   SEPTEMBER 30    JUNE 30,
                                                       2002          2002
                                                     --------      --------

         Accrued interest payable ................   $636,934      $511,462
         Accrued wages, benefits and related taxes    167,344       188,793
         Accrued sales returns ...................     54,278        54,278
         Accrued royalties payable ...............     79,960        39,960
         Accrued other ...........................      5,459         5,669
                                                     --------      --------
         Total accrued liabilities ...............   $943,975      $800,162
                                                     ========      ========


7. CREDIT FACILITIES

The Company executed an agreement with a financial institution effective June 18, 2002 that provides it with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by the Company's accounts receivable, inventory, property and equipment and intellectual property. The Company is required to service all accrued interest monthly as well as to assign to the financial institution all principal collections on all accounts receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to the Company upon its repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which the Company were to complete a specified financing transaction. The Company had no additional borrowings available to it at September 30, 2002 based on then existing collateral levels.

The Company executed an agreement with a bank effective June 24, 2002 that provides it with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.75% at September 30, 2002) and be secured by all of the Company's assets, including an assigned $600,000 certificate of deposit. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at September 30, 2002.

8. CONVERTIBLE DEBT

The Company has an outstanding $0.3 million convertible note with a principal shareholder ("Shareholder") that accrues interest at the prime rate plus two percent (6.75% at September 30, 2002), is secured by all the Company's assets other than its accounts receivable, and becomes due on March 5, 2003. The note is convertible at the option of the Shareholder into common stock of the Company at a rate of $1.00 per share. The note provides that for every quarter an unpaid principal balance remains outstanding that the Shareholder is entitled to warrants allowing for the purchase of common shares of the Company at $1.00 per share. Based on the current unpaid principal balance, the Shareholder is entitled to 15,000 warrants per quarter. The Company recognizes the aggregate fair value of such warrants as a financing cost.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8. CONVERTIBLE DEBT (CONTINUED)

The Company has an outstanding $0.5 million unsecured convertible note with a principal shareholder and member of its Board of Directors ("Director") that accrues interest at the prime rate plus two percent (6.75% at September 30, 2002) and becomes due on August 1, 2003. The note is convertible at the option of the Director into common stock of the Company at a rate of $1.00 per share. The note provides that for every quarter an unpaid principal balance remains outstanding that the Director is entitled to warrants allowing for the purchase of common shares of the Company at $1.00 per share. Based on the current unpaid principal balance, the Director is entitled to 23,500 warrants per quarter. The Company recognizes the aggregate fair value of such warrants as a financing cost.

The Company has outstanding unsecured convertible notes with an aggregate principal face amount of $6.6 million that accrue interest at the prime rate plus two percent (6.75% at September 30, 2002) and become due on various dates during calendar years 2003 and 2006, as specified. The notes are convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. Certain of these notes, having an aggregate principal face amount of $5.5 million at September 30, 2002, contain an anti-dilution provision providing for a formula-driven, currently indeterminable downward adjustment of their conversion rate should the Company subsequently issue common shares at a price below the then stated conversion rate. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature. The aggregate fair value of the detachable warrants and beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received, and as such, this amount was recorded as a debt discount by increasing additional paid-in capital. This debt discount is being amortized to interest expense over the life of the underlying notes. The unamortized debt discount amounted to $4,260,837 and $4,578,957 at September 30, 2002 and June 30, 2002, respectively.

In summary, the contractual maturities of the Company's outstanding convertible debt obligations at September 30, 2002 are as follows:

                                                   PRINCIPAL    DISCOUNTED
         YEARS ENDING JUNE 30,                      AMOUNTS      AMOUNTS
         -----------------------------------------------------------------

         2003 (remaining three fiscal quarters)    $  325,000   $  318,706
         2004 ..................................    1,069,984      918,926
         2005 ..................................           --           --
         2006 ..................................           --           --
         2007 ..................................    5,970,000    1,860,221
                                                   ----------   ----------
         Total convertible debt maturities .....    7,364,984    3,097,853
         Less current maturities ...............      325,000      318,706
                                                   ----------   ----------
          Total long-term maturities ...........   $7,039,984   $2,779,147
                                                   ==========   ==========


9. CONTINGENCIES

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

9. CONTINGENCIES (CONTINUED)

litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

Certain contracts with the Company's principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

ITEM 2. OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "expects," "believes," "estimates," "intentions," " efforts," "prospectively," "possible," "no assurances," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties, and in particular statements referring to our expectations for increased market penetration and improved gross margins from our recently introduced second generation consumer monitors and statements regarding our expectations that we can obtain necessary additional financing and investment. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets, however our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with developing and marketing relatively new medical diagnostic devices, including technological advancements and innovations; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our capital-raising efforts and our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors", "Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended June 30, 2002 filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.


INTRODUCTION

We are a healthcare information technology company primarily focused on developing, manufacturing and marketing proprietary smart card-enabled medical diagnostic devices to aid in the prevention, detection, monitoring and control of certain widespread chronic diseases. During our fiscal 2003 first quarter ended September 30, 2002, our diagnostic product line principally consisted of three easy-to-use, hand-held, smart card-enabled cholesterol monitors as follows:

o Our adult, over-the-counter total cholesterol monitor for use by at-risk patients and health-conscious consumers ("our first-generation consumer monitor"),

o Our adult, point-of-care total cholesterol monitor for use by qualified medical professionals ("our professional adult-care monitor"), and

o Our pediatric, point-of-care total cholesterol monitor for use by pediatricians ("our professional pediatric-care monitor").

For additional details regarding the above cholesterol monitors, please refer to the discussion entitled "Our Business - Our Current Product Offerings" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

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

On July 25, 2000, we received the prerequisite FDA market clearance for our consumer monitor thereby allowing us to proceed with production and marketing. In January 2001, we formally debuted our first-generation consumer monitor to the retail marketplace. Currently, our first-generation consumer monitor is being offered by national and regional retailers throughout the U.S. and we have been successful in obtaining continuing orders from the vast majority of these retailers.

In October 2002, we debuted the following second-generation, over-the-counter, consumer monitors:

o Our Basic-Edition Consumer Monitor. Our adult, basic-edition, over-the-counter total cholesterol monitor ("our basic-edition consumer monitor"), which has all the same clinically-accurate, total cholesterol-measuring capabilities as our current consumer monitor, will feature a lower suggested retail price of $119.95. However, we expect it to be promoted by many of our retailers for $99.95, thereby breaking the psychologically important $100.00 price point for consumers. We believe that this lower price-point will substantially increase the likelihood of our achieving our goal of broad market acceptance, including our initial entry into several high-volume, mass-merchandisers that have indicated an interest in carrying a lower-priced monitor. Most importantly, this new monitor has been designed and engineered to provide us with a substantially improved gross profit margin despite its lower wholesale price. As with our existing first-generation consumer monitor, this new monitor will allow each individual user, with the separate purchase of one of our personal health smart cards, to securely store via encryption up to 200 chronologically dated test results for subsequent retrieval and trend analysis, including the ability to readily compute an average total cholesterol level using the six most recent test results. This new monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75" and a weight of approximately one pound. The monitor will be warranted for one year from defects in materials or workmanship.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

We as a company have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have negative working capital and stockholders' equity, including a substantial accumulated deficit, at September 30, 2002. Additionally, we have only realized modest revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of our products, particularly our over-the-counter consumer monitors. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2002 that expressed substantial doubt as to our ability as a company to continue as a going concern.

We continue to actively pursue a number of initiatives intended to provide timely remedies to the above adverse conditions. In October 2002, we debuted our second-generation consumer monitors from which we expect substantially increased retail market penetration and gross margins. In recent months, we have also undertaken certain measures to prospectively reduce our less variable operating expenses and related cash needs. These measures included, among others, the elimination of certain non-critical personnel and consultants. We also expect that our product research and development expenditures will be substantially lower for fiscal 2003 as a whole as the re-engineering activities associated with the second-generation consumer monitors were substantially complete at September 30, 2002. With respect to funding, we remain actively engaged in discussions with a number of interested parties regarding various potential forms of financing and investment as well as possible transactions to monetize certain of our non-critical intellectual property assets. We have retained the services of an investment banking firm to assist in these funding pursuits. However, there can be no assurance that we will ultimately be sufficiently successful in our efforts. Any failure by us to procure financing or investment adequate to fund our ongoing operations, including planned marketing initiatives designed to escalate sales, or to service our significant accounts payable and debt obligations, will likely have material adverse consequences on our business operations, and as a result, on our consolidated financial condition, results of operations and cash flows.


OUR RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal quarter ended September 30, 2002 ("fiscal 2003 first quarter") were $1,132,437, an increase of $252,592, or 28.7%, as compared to $879,845 for the fiscal quarter ended September 30, 2001 ("fiscal 2002 first quarter"). Our first-generation consumer monitor, and related test strips, accounted for 96% of our consolidated net sales for the fiscal 2003 first quarter as compared to 97% of our consolidated net sales for the fiscal 2002 first quarter. Our professional monitors, and related test strips, accounted for the respective balances. Our comparative sales increase substantially was attributable to increased unit sales volume, primarily from the fulfillment of follow-up orders received from national and regional drug and pharmacy-featuring grocery store chains.

We realized a consolidated gross profit of $217,564 for the fiscal 2003 first quarter, as compared to a consolidated gross loss of $(235,923) for the fiscal 2002 first quarter. This equated to a positive consolidated gross margin of 19.2% for the fiscal 2003 first quarter, as compared to a negative consolidated gross margin of (26.8)% for the fiscal 2002 first quarter. This comparative improvement primarily was attributable to the comparative fiscal 2002 first quarter reflecting introductory pricing discounts and incentives granted to achieve initial market penetration for our first-generation consumer monitor. We granted these discounts and incentives, despite the known adverse consequences to our gross profits and margins, with the expectation of subsequently transitioning such retailers to a substantially more profitable second-generation, basic-edition consumer monitor as soon as it became available.

Despite the substantially greater gross margin expected to be realized from our new second-generation, basic-edition consumer monitor beginning in our fiscal 2003 second quarter, our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability, is dependent upon our achieving broad awareness and acceptance of this monitor among both retailers and consumers. Should we be unsuccessful in our current efforts to procure equity or debt financing sufficient to fund our planned marketing initiatives designed to escalate sales, the likelihood of us achieving the prerequisite broad market awareness and acceptance of this monitor will be remote.

Our consolidated total operating expenses were $1,448,845 for the fiscal 2003 first quarter, a decrease of $471,138, or 24.5%, from the $1,919,983 incurred during the fiscal 2002 first quarter. As further detailed below, this decrease primarily was attributable to various cost containment and cash preservation measures recently enacted by us.

Our consolidated sales and marketing expenses were $214,998 for the fiscal 2003 first quarter, a decrease of $202,880, or 48.6%, from the $417,878 incurred during the fiscal 2002 first quarter. The decrease primarily was attributable to substantially decreased advertising costs and, to a significantly lesser extent, decreased travel and trade show costs. The preceding expense reductions were necessitated by our ongoing need to conserve cash. To the extent that we are successful in our current efforts to procure additional funding, it is our intention to significantly increase our sales and merketing expenditures, particularly for advertising, with the goal of realizing rapidly escalating sales for our new second-generation, basic-edition consumer montitor.

Our consolidated general and administrative ("G&A") expenses were $936,061 (inclusive of $65,295 in non-cash charges) for the fiscal 2003 first quarter, a decrease of $131,092, or 12.3%, from the $1,067,153 (inclusive of $17,500 in non-cash charges) incurred during the fiscal 2002 first quarter. The decrease primarily was attributable to reductions in a number of G&A expense categories made by us in order to preserve cash. Most prominent among such expense reductions were decreased royalty fees as result of our recent product re-engineering efforts and decreased salaries, taxes and benefits as a result of certain recent staff reductions. To a lesser extent, we realized expense reductions for travel, meetings, supplies and other miscellaneous items. Significantly offsetting the preceding expense reductions primarily were increased non-recurring expenses for professional fees incurred in connection with our product re-engineering activities and increased rent and utility expenses incurred in connection with our expanded operations.

Our product research and development expenses were $177,329 for the fiscal 2003 first quarter, an increase of $46,357, or 35.4%, from the $130,972 incurred during the fiscal 2002 first quarter. The increase primarily was attributable to incremental engineering and staffing costs incurred in connection with the development of our second-generation consumer monitors. As the development efforts associated with our second-generation consumer monitors were substantially complete at September 30, 2002, we anticipate that our research and development expenses will significantly contract to more normalized cost levels for the foreseeable future.

Our non-cash depreciation and amortization expenses were $120,457 for the fiscal 2003 first quarter, a decrease of $183,523, or 60.4%, from the $303,980 incurred during the fiscal 2002 first quarter. The decrease primarily was attributable to significant decreases at June 30, 2002 in the amount of our amortizable intangible assets. We anticipate that our results of operations for the foreseeable future will continue to benefit from these significantly reduced amortization expenses.

Primarily as a result of the foregoing, our loss from operations for the fiscal 2003 first quarter was $1,231,281, a decrease of $924,625, or 42.9%, from the $2,155,906 incurred during the fiscal 2002 first quarter.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses were $699,231 (inclusive of $410,318 in non-cash charges) in the fiscal 2003 first quarter, as compared to net non-operating expenses of $963,272 (inclusive of $786,157 in non-cash charges) in the fiscal 2002 first quarter.

The comparative decrease primarily was attributable to the fiscal 2002 first quarter reflecting certain non-recurring financing costs incurred in connection with our then issuances of convertible debt. Partially offsetting this comparative decrease was interest expense incurred in connection with borrowings under our revolving line of credit, and to a substantially lesser extent, incremental amortization expense as a result of increased deferred financing costs. Our decreased interest income was attributable to our lower average cash and cash equivalent balances.

Primarily as a result of the foregoing, we incurred a net loss of $1,930,512 ($0.08 per basic and diluted share) in the fiscal 2003 first quarter as compared to a net loss of $3,119,178 ($0.15 per basic and diluted share) in the fiscal 2002 first quarter.


OUR LIQUIDITY AND CAPITAL RESOURCES

We have historically sustained our operations and funded our growth through an ongoing combination of short-term financings, debt and equity issuances, and trade credit arrangements. As our working capital requirements have generally preceded the realization of sales and related accounts receivable, we have routinely drawn upon our existing cash and cash equivalent balances and sought short-term financing to fund our procurement of inventory.

Our Credit Facilities

We executed an agreement with a financial institution effective June 18, 2002 that provides us with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by our accounts receivable, inventory, property and equipment and intellectual property. We are required to service all accrued interest monthly as well as to assign to the financial institution all principal collections on all accounts receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to us upon our repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which we were to complete a specified financing transaction. At September 30, 2002, we had outstanding borrowings of $2,305,097 with no additional borrowings available to us based on then existing collateral levels.

We also executed an agreement with a bank effective June 24, 2002 that provides us with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.75% at September 30, 2002) and be secured by all of our assets, including an assigned $600,000 certificate of deposit which is reflected in our consolidated balance sheet as a restricted cash equivalent at September 30, 2002. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at September 30, 2002.

Our Cash Flows

Our operating activities consumed $211,847 in cash and cash equivalents during the fiscal 2003 first quarter, a decrease of $2,944,489, or 93.3%, from the $3,156,336 consumed during the fiscal 2002 first quarter. On a comparative fiscal quarter-to-quarter basis, this decrease primarily reflects our significantly decreased net loss and, to a significantly lesser extent, the positive cash flow impacts of decreased inventories and prepaid expenses and increased accounts payable. The favorable comparison also results from the fiscal 2002 first quarter reflecting the negative cash flow impact of significantly decreased commissions payable. Slightly offsetting the favorable comparison primarily was the fiscal 2002 first quarter reflecting substantially higher add-backs for various non-cash charges related to amortization, depreciation, inducement, compensation, and other expenses, and to a significantly

Our Cash Flows (continued)

lesser extent, the positive cash flow impact of decreased accounts receivable. Our fiscal 2003 first quarter also reflects the negative cash flow impact of decreased accrued liabilities.

Our investing activities utilized $1,683 in cash and cash equivalents during the fiscal 2003 first quarter, a decrease of $61,597, or 97.3%, from the $63,280 in cash and cash equivalents utilized during the fiscal 2002 first quarter. This comparative decrease primarily was attributable to the fiscal 2002 first quarter reflecting higher capital expenditures and, to a lesser extent, net advances to an officer.

Our financing activities utilized $375,003 in cash and cash equivalents during the fiscal 2003 first quarter, as compared to providing $2,885,224 in cash and cash equivalents during the fiscal 2002 first quarter. Our fiscal 2003 first quarter utilization of cash and cash equivalents was attributable to principal repayments of convertible and other debt, being slightly offset by increased borrowings under our aforementioned revolving credit facility. Our comparative fiscal 2002 first quarter providing of cash and cash equivalents reflects net proceeds received from our issuances of convertible debt, being slightly offset by principal repayments of convertible and other debt, and to a substantially lesser extent, net repayments on capital lease obligations.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $588,533 to $1,321 at September 30, 2002 from $589,854 at June 30, 2002. Our working capital deficiency increased by $1,349,329 to $2,507,291 at September 30, 2002 from $1,157,962 at June 30, 2002. The decrease in our unrestricted cash and cash equivalents balance and the increase in our accounts payable balance during the fiscal 2003 first quarter primarily reflect our funding of ongoing, yet curtailed, operations, minimal servicing of obligations to certain critical vendors, and our postponed servicing of obligations to less or non-critical vendors. We are actively engaged in discussions with those vendors with which we are significantly past due in our payment obligations in an effort to obtain forbearances either in the amounts owed or in the timing and amounts of repayments. Although we have been successful to date in obtaining forbearances from certain vendors, there can be no assurance that we will continue to be successful in obtaining other necessary forbearances. Any failure by us to either obtain timely and adequate forbearances or to obtain and maintain minimally satisfactory relationships with critical vendors will likely have a material adverse impact on our business, and as a result, on our consolidated financial condition, results of operations and cash flows.

Our Debt Obligations

The contractual maturities of our outstanding convertible debt obligations at September 30, 2002 are as follows:

                                                   PRINCIPAL    DISCOUNTED
         FISCAL YEARS ENDING JUNE 30,               AMOUNTS      AMOUNTS
        ------------------------------------------------------------------

         2003 (remaining three fiscal quarters)    $  325,000   $  318,706
         2004 ..................................    1,069,984      918,926
         2005 ..................................           --           --
         2006 ..................................           --           --
         2007 ..................................    5,970,000    1,860,221
                                                   ----------   ----------
         Total convertible debt maturities .....    7,364,984    3,097,853
         Less current maturities ...............      325,000      318,706
                                                   ----------   ----------
          Total long-term maturities ...........   $7,039,984   $2,779,147
                                                   ==========   ==========

Our Off-Balance Sheet Liabilities

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States of America. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Our aggregate minimum annual lease payment requirements under operating leases as of September 30, 2002 are as follows:
$112,814 in fiscal 2003, $32,918 in fiscal 2004 and $4,299 in fiscal 2005, with none thereafter.

Additionally, certain contracts with our principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

Our Planned Capital Expenditures

The only significant capital expenditure we have currently planned for the balance of fiscal 2003 is for the purchase or lease of an additional automated packing machine with an estimated price of $325,000.


OUR OTHER MATTERS

Our Seasonal and Inflationary Influences

Although we remain in the relatively early stages of the national introduction and roll-out of our consumer monitors to retailers, we have begun to experience certain seasonal sales influences consistent with our initial expectations. In particular, we expect, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 will benefit from increased orders by retailers for the holiday shopping season. To date, we have not been materially impacted by inflationary influences.

Our Quantitative and Qualitative Disclosures About Market Risk

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

We are exposed to currency market risks as a result of our manufacturing services contract with Samina-SCI Corporation which became effective on April 1, 2002. This contract, which has a stated term of one year, provides that Samina-SCI may periodically adjust the previously agreed-upon, fixed U.S. dollar-based prices for any material increases realized by them in the cost of components procured by them which are denominated in non-U.S. dollar-based currencies. We believe that any likely underlying non-U.S. dollar-based currencies would have to increase significantly for the resulting adverse impact on our consolidated cost of sales and gross profit to be material to our expected results of operations for fiscal 2003, and possibly beyond. However, in the future, we may enter into other agreements subject to underlying foreign currency adjustments, or contracts directly denominated in non-U.S. dollar currencies, that could increase our exposure to these market risks.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Our Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. However, despite such, we currently do not believe that any of our significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policy particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations. See Note 3 to the consolidated financial statements included in our Form 10-KSB for the fiscal year ended June 30, 2002 for a summary of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Adopted

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. We will adopt SFAS No. 146, as required, on January 1, 2003 for our consolidated financial statements for the third quarter of fiscal 2003. We do not currently anticipate that such adoption will have a material impact.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights"). We allege willful patent infringement and seek Polymer's immediate

Legal Proceedings (continued)

discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations, and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. We have engaged two expert witnesses, who are in the process of completing their expert reports for use in the litigation. The defendants have also identified two expert witnesses, who have presented expert reports to support the alleged defense of non-infringment. Polymer's other alleged defenses and counterclaims have been bifurcated for consideration after the infringement phase of the proceedings. The Court has scheduled a "claim interpretation" hearing (also called a "Markman" hearing) for January 29-31, 2003. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.


ITEM 3. OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this Quarterly Report of Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of September 30, 2002 our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, we issued 18,750 common shares to an investment banking firm in exchange for consulting services with an estimated aggregate fair market value of $13,126 during our fiscal 2003 first quarter ended September 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the three months ended September 30, 2001.

Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has Duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 14th day of November 2002.


                                           LIFESTREAM TECHNOLOGIES, INC.

                                  By:           /s/ Brett Sweezy
                                      -----------------------------------------
                                                    Brett Sweezy
                                         Chief Financial and Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Maus, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lifestream Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                     /s/ Christopher Maus
                                     ------------------------
                                         Christopher Maus
                                     Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Brett Sweezy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lifestream Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                           /s/ Brett Sweezy
                           ---------------------
                               Brett Sweezy
                         Chief Financial Officer