Form 10QSB
period 2002-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2003-02-12
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002

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

As of February 7, 2003, the registrant had 26,027,563 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002



PART I.     FINANCIAL INFORMATION
                                                                                                           Page
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2002, and June 30, 2002.............................1

Condensed Consolidated Statements of Loss for the three and six months ended
  December 31, 2002, and December 31, 2001...................................................................2

Condensed Consolidated Statements of Cash Flows for the three and six months ended
  December 31, 2002, and December 31, 2001...................................................................3

Notes to Interim Condensed Consolidated Financial Statements.................................................5

Item 2.  Our Management's Discussion and Analysis...........................................................13

Item 3.  Our Controls and Procedures........................................................................23


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................24

Item 2.  Changes in Securities and Use of Proceeds..........................................................24

Item 3.  Defaults Upon Senior Securities....................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders................................................24

Item 5.  Other Information..................................................................................25

Item 6.  Exhibits and Reports on Form 8-K...................................................................25

Signatures..................................................................................................26

Certifications..............................................................................................27

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 2002               2002
                                                                             ------------       ------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ..........................................      $     97,714       $    589,854
   Restricted cash equivalent (Note 7) ................................           600,000            600,000
   Accounts receivable, net ...........................................         1,414,716            308,018
   Inventories, net (Note 4) ..........................................         2,089,179          2,586,625
   Prepaid expenses ...................................................            95,855            146,113
                                                                             ------------       ------------
Total current assets ..................................................         4,297,464          4,230,610
Patent and license rights, net (Note 10) ..............................           604,416            645,886
Property and equipment, net ...........................................           819,785          1,003,580
Deferred financing costs, net .........................................           492,532            672,732
Note receivable - officer (Note 5) ....................................            40,436             38,728
Other .................................................................            18,430             14,785
                                                                             ------------       ------------
Total assets ..........................................................      $  6,273,063       $  6,606,321
                                                                             ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


Current liabilities:
   Accounts payable ...................................................      $  2,689,454       $  1,416,214
   Accrued liabilities (Note 6) .......................................         1,074,665            800,162
   Revolving credit facility (Note 7) .................................         2,775,409          2,221,018
   Current maturities of capital lease obligations ....................           178,530            151,268
   Current maturities of convertible debt, principal face amounts
   of $1,394,984 and $775,000, respectively (Note 8) ..................         1,290,078            766,608
   Current maturities of note payable .................................            15,138             33,302
    Deferred income (Note 10) .........................................           250,000                 --
                                                                             ------------       ------------
Total current liabilities .............................................         8,273,274          5,388,572
Capital lease obligations, less current maturities ....................            63,014             81,977
Convertible debt, principal face amounts of $5,970,000 and $7,039,984,
  respectively (Note 8) ...............................................         2,127,992          2,461,027
                                                                             ------------       ------------
Total liabilities .....................................................        10,464,280          7,931,576
                                                                             ------------       ------------

Commitments and contingencies (Note 11)

Stockholders' deficit (Note 9):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued or outstanding ............................................                --                 --
   Common stock, $.001 par value; 100,000,000 shares authorized;
     26,027,563 and 24,967,997 issued and outstanding, respectively ...            26,028             24,968
   Additional paid-in capital .........................................        32,878,791         32,805,527
   Accumulated deficit ................................................       (37,096,036)       (34,155,750)
                                                                             ------------       ------------
Total stockholders' deficit ...........................................        (4,191,217)        (1,325,255)
                                                                             ------------       ------------
Total liabilities and stockholders' deficit ...........................      $  6,273,063       $  6,606,321
                                                                             ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           -------------------------------       -------------------------------
                                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                               2002                2001              2002               2001
                                                           ------------       ------------       ------------       ------------
Net sales ...........................................      $  1,930,113       $  1,238,353       $  3,062,549       $  2,118,198

Cost of sales .......................................         1,103,038          1,160,326          2,017,911          2,276,094
                                                           ------------       ------------       ------------       ------------
Gross profit (loss) .................................           827,075             78,027          1,044,638           (157,896)
                                                           ------------       ------------       ------------       ------------

Operating expenses:
      Sales and marketing ...........................           248,416            922,069            463,414          1,339,946
      General and administrative ....................           699,542          1,646,202          1,635,603          2,713,355
      Product research and development ..............            94,736            102,877            272,065            233,850
      Depreciation and amortization .................           121,215            348,329            241,672            652,308
                                                           ------------       ------------       ------------       ------------
Total operating expenses ............................         1,163,909          3,019,477          2,612,754          4,939,459
                                                           ------------       ------------       ------------       ------------
Loss from operations ................................          (336,834)        (2,941,450)        (1,568,116)        (5,097,355)
                                                           ------------       ------------       ------------       ------------
Non-operating income (expenses):
      Interest income ...............................               983              3,040              2,001             17,803
      Interest and financing expenses ...............          (352,106)          (309,058)          (731,472)          (916,397)
      Amortization of convertible debt discount .....          (320,218)          (340,105)          (640,436)          (696,977)
      Other, net ....................................            (1,599)            (1,413)            (2,263)           (15,237)
                                                           ------------       ------------       ------------       ------------
Total non-operating expenses, net ...................          (672,940)          (647,536)        (1,372,170)        (1,610,808)
                                                           ------------       ------------       ------------       ------------
Net loss ............................................      $ (1,009,774)      $ (3,588,986)      $ (2,940,286)      $ (6,708,163)
                                                           ============       ============       ============       ============

Net loss per share - Basic and diluted (Note 3) .....      $      (0.04)      $      (0.18)      $      (0.12)      $      (0.33)
                                                           ============       ============       ============       ============

Weighted average number of shares - Basic and diluted
   (Note 3) .........................................        26,027,563         20,523,346         25,503,962         20,473,954
                                                           ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX  MONTHS ENDED
                                                                             DECEMBER  31,     DECEMBER 31,
                                                                                 2002              2001
                                                                             -----------       -----------
Cash flows from operating activities:
   Net loss ...........................................................      $(2,940,286)      $(6,708,163)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................          241,672           652,308
      Amortization of convertible debt discount .......................          640,436           696,977
      Amortization of deferred financing costs ........................          180,200            87,317
      Provision for (recovery of) bad debts ...........................          (29,991)           38,419
      Provision for inventory obsolescence ............................           (3,178)           14,277
      Gain on sale of vehicle .........................................               --              (479)
      Issuance of common shares and warrants to related party as
        inducement to convert line of credit into convertible term note               --           349,200
      Beneficial conversion feature of convertible debt issued
        to related party (Note 8) .....................................               --            91,000
      Issuances of common stock for debt offering commissions .........               --           (38,836)
      Issuances of compensatory common stock, options and warrants for
        employee and non-employee services ............................           74,324           740,114
   Net changes in assets and liabilities:
      Accounts receivable .............................................       (1,076,707)          (99,343)
      Inventories .....................................................          500,624        (1,240,206)
      Prepaid expenses ................................................              258          (181,722)
      Accounts payable ................................................        1,334,595           708,394
      Accrued liabilities .............................................          274,503           475,326
      Commissions payable .............................................               --          (585,601)
      Deferred income .................................................          250,000                --
Change in other non-current assets ....................................           (5,353)           (1,452)
                                                                             -----------       -----------
Net cash used in operating activities .................................         (558,903)       (5,002,470)
                                                                             -----------       -----------
Cash flows from investing activities:
   Capital expenditures ...............................................          (16,407)          (72,106)
   Software development costs capitalized .............................               --           (43,504)
   Repayments of note receivable from officer (Note 5) ................               --             1,829
                                                                             -----------       -----------
Net cash used in investing activities .................................          (16,407)         (113,781)
                                                                             -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings on line of credit agreement ...............          554,391                --
   Proceeds from issuances of convertible debt, net (Note 8) ..........               --         4,422,500
   Principal payments on capital lease obligations ....................           (3,057)         (107,253)
   Principal payments on convertible and other debt ...................         (468,164)         (420,016)
                                                                             -----------       -----------
Net cash provided by financing activities .............................           83,170         3,895,231
                                                                             -----------       -----------
Net decrease in cash and cash equivalents .............................         (492,140)       (1,221,020)
Cash and cash equivalents at beginning of period ......................          589,854         1,649,979
                                                                             -----------       -----------
Cash and cash equivalents at end of period ............................      $    97,714       $   428,959
                                                                             ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              2002            2001
                                                                           ----------      ----------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................      $  226,524      $   14,505

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital lease obligations ................      $       --      $  141,213
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 8) ......................      $       --      $4,422,500
Deferred financing costs (Note 8) ...................................      $       --      $  392,250
Other debt converted to convertible debt ............................      $       --      $  640,000
Issuance of common stock in exchange for:
   Financing costs ..................................................      $       --      $  126,899


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a consumer healthcare company primarily focused on developing, manufacturing and marketing home diagnostic devices to aid in the prevention, detection, and monitoring of cholesterol levels. The Company's current diagnostic product line principally consists of easy-to-use, hand-held, smart card-enabled cholesterol monitors for use by health conscious consumers, at-risk patients and qualified medical professionals in assessing an individual's risk of developing heart disease. Through regular at-home testing with the Company's consumer monitors, an individual can continually assess the resulting benefits from diet modification, an exercise regiment and/or a drug therapy, thereby reinforcing their compliance with an effective cholesterol-lowering program.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has significant working capital and stockholders' deficits at December 31, 2002. Additionally, the Company has only realized limited revenues to date which management primarily attributes to its continued inability to fund the more extensive marketing activities believed necessary to develop broad market awareness and acceptance of the Company's monitors. Primarily as a result of the aforementioned factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the consolidated financial statements for the fiscal year ended June 30, 2002, that expressed substantial doubt as to the ability of the Company to continue as a going concern.

The Company's management has pursued, and continues to actively pursue, a number of initiatives intended to provide timely remedies to the above adverse conditions. In October 2002, the Company debuted its second-generation consumer monitors from which it has realized, and expects to continue to realize, substantially increased retail market penetration and gross margins. Additionally, management has taken a series of measures over the preceding several months to prospectively reduce the Company's operating expenses and related cash needs. These measures have included, among others, the elimination of certain non-critical personnel, consultants and infrastructure. As the re-engineering activities associated with the development of second-generation consumer monitors are now complete, management also expects to begin to realize certain meaningful reductions in the Company's product research and development expenditures. With respect to funding, management remains actively engaged in discussions with a number of interested parties regarding various potential forms of financing and investment and has engaged an investment banking firm to assist it in these efforts. The Company also recently entered into an option and purchase agreement with an unrelated party providing for the possible sale of a non-critical and currently unutilized technology patent to which the Company claims ownership. However, there can be no assurance that any one or more of the preceding initiatives will ultimately be sufficiently successful. It must be noted by the Company's current and future investors that any failure by management to timely procure financing or investment adequate to fund the Company's ongoing operations, including planned marketing initiatives designed to grow its sales, or to service its significant accounts payable and debt obligations, will likely have material adverse consequences on the Company's business operations, and as a result, on its consolidated financial condition, results of operations and cash flows.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

These condensed consolidated financial statements include the operations of the Company and its two wholly-owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company's fiscal year-end is June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

Product Warranties

The Company's products are accompanied by limited liability warranties of varying durations against defects in material or workmanship. At the time of each product's sale, the Company's management makes an estimate based on its historical experience and future expectations of the probable future cost to be incurred in honoring the accompanying warranty and accrues a corresponding liability. To date, the Company's warranty liabilities, in the aggregate, have not been material.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At December 31, 2002 and 2001, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 21,248,001 and 20,244,750 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 ("APBO No. 30") will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Standards (continued)

The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002, for transactions occurring after such date with no material impact on its consolidated financial statements. The Company adopted SFAS Nos. 142, 143 and 144, as well as the remaining provisions of SFAS No. 145, as required, on July 1, 2002, with no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company adopted SFAS No. 146, as required, on January 1, 2003, with no material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 further amends the disclosure provisions of SFAS No. 123 and APBO No. 28 to require prominent annual and interim disclosures about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148's interim disclosures are required beginning with the Company's condensed consolidated financial statements for the fiscal third quarter ending March 31, 2003 and its annual disclosures are required beginning with the Company's consolidated financial statements for the fiscal year ending June 30, 2003. As the Company currently intends to continue to account for stock-based employee compensation under the intrinsic value based method allowed by APBO No. 25, the adoption of SFAS No. 148 will not have a material impact on its consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

4.  INVENTORIES

Inventories consist of the following:

                                                        DECEMBER 31,       JUNE 30,
                                                            2002             2002
                                                        -----------       -----------

         Raw materials ...........................      $ 1,286,503       $ 1,524,618
         Work in process .........................          186,159           493,381
         Finished goods ..........................          672,301           627,588
                                                        -----------       -----------
                                                          2,144,963         2,645,587
         Less allowance for inventory obsolescence          (55,784)          (58,962)
                                                        -----------       -----------
         Total inventories .......................      $ 2,089,179       $ 2,586,625
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

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                        DECEMBER 31,     JUNE 30,
                                                           2002            2002
                                                        ----------      ----------
         Accrued interest payable ................      $  756,792      $  511,462
         Accrued wages, benefits and related taxes         133,222         188,793
         Accrued sales returns ...................          72,451          54,278
         Accrued royalties payable ...............          79,960          39,960
         Accrued other ...........................          32,240           5,669
                                                        ----------      ----------
         Total accrued liabilities ...............      $1,074,665      $  800,162
                                                        ==========      ==========

7.  CREDIT FACILITIES

The Company executed an agreement with a financial institution effective June 18, 2002, that provides it with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by the Company's accounts receivable, inventory, property and equipment and intellectual property. The Company is required to service all accrued interest monthly, as well as to assign to the financial institution all principal collections on all accounts

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

7.  CREDIT FACILITIES (CONTINUED)

receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to the Company upon its repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which the Company were to complete a specified financing transaction. The Company had no additional borrowings available to it at December 31, 2002, based on then existing collateral levels.

The Company executed an agreement with a bank effective June 24, 2002, that provides it with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.25% at December 31, 2002) and be secured by all of the Company's assets, including an assigned $600,000 certificate of deposit. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at December 31, 2002.

8.  CONVERTIBLE DEBT

The Company has an outstanding $0.3 million convertible note with a principal shareholder ("Shareholder") that accrues interest at the prime rate plus two percent (6.25% at December 31, 2002), is secured by all the Company's assets other than its accounts receivable, and becomes due on March 5, 2003. The note is convertible at the option of the Shareholder into common stock of the Company at a rate of $1.00 per share. The note provides that for every quarter an unpaid principal balance remains outstanding that the Shareholder is entitled to warrants allowing for the purchase of common shares of the Company at $1.00 per share. Based on the current unpaid principal balance, the Shareholder is entitled to 15,000 warrants per quarter. The Company recognizes the aggregate fair value of such warrants as a financing cost.

The Company has an outstanding $0.5 million unsecured convertible note with a principal shareholder and member of its Board of Directors ("Director") that accrues interest at the prime rate plus two percent (6.25% at December 31, 2002) and becomes due on August 1, 2003. The note is convertible at the option of the Director into common stock of the Company at a rate of $1.00 per share. The note provides that for every quarter an unpaid principal balance remains outstanding that the Director is entitled to warrants allowing for the purchase of common shares of the Company at $1.00 per share. Based on the current unpaid principal balance, the Director is entitled to 23,500 warrants per quarter. The Company recognizes the aggregate fair value of such warrants as a financing cost.

The Company has outstanding unsecured convertible notes with an aggregate principal face amount of $6.6 million that accrue interest at the prime rate plus two percent (6.25% at December 31, 2002) and become due on various dates during calendar years 2003 and 2006, as specified. The notes are convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. Certain of these notes, having an aggregate principal face amount of $5.5 million at December 31, 2002, contain an anti-dilution provision providing for a formula-driven, currently indeterminable downward adjustment of their conversion rate should the Company subsequently issue common shares at a price below the then stated conversion rate. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature. The aggregate fair value of the detachable warrants and beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received, and as such, this amount was recorded as a debt discount by increasing additional paid-in capital. This debt discount is being amortized to interest expense over the life of the underlying notes. The unamortized debt

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8.  CONVERTIBLE DEBT (CONTINUED)

discount amounted to $3,946,914 and $4,578,957 at December 31, 2002, and June 30, 2002, respectively.

In summary, the contractual maturities of the Company's outstanding convertible debt obligations at December 31, 2002, are as follows:

                                                         PRINCIPAL       DISCOUNTED
           FISCAL YEARS ENDING JUNE 30,                   AMOUNTS         AMOUNTS
           ========================================================================
           2003 (remaining two fiscal quarters)...       $ 325,000      $  320,803
           2004 ..................................       1,069,984         969,275
           2005 ..................................              --              --
           2006 ..................................              --              --
           2007 ..................................       5,970,000       2,127,992
                                                        ----------      ----------
         Total convertible debt maturities .......       7,364,984       3,418,070
         Less current maturities .................       1,394,984       1,290,078
                                                        ----------      ----------
         Total long-term maturities ..............      $5,970,000      $2,127,992
                                                        ==========      ==========

9.  STOCKHOLDERS' DEFICIT

On January 31, 2003, the Company issued 1,040,816 previously escrowed registered shares of its common stock to an institutional shareholder in full and final resolution of a dispute regarding the number of common shares it was entitled to under a make-whole/anti-dilution provision of the original private placement offering. As part of this resolution, the institutional shareholder agreed to the cancellation of all outstanding stock purchase warrants held by it and to waive any potential liquidated damage claims it may have had against the Company pursuant to a related registration rights agreement.

10. OPTION AND PURCHASE AGREEMENT

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The option exercise period is to expire 30 business days after the issuance of a pending federal court ruling on the Company's ownership of the patent. Should the pending court ruling be inconclusive or otherwise require additional action, clarification or analysis, then the option exercise period will be extended to the later of the expiration of an additional 30 business day period or seven business days following the actual resolution of all issues being examined by the court. The agreement stipulates that should the option be exercised the purchaser will provide the Company, for no stated consideration, an unlimited, exclusive, royalty-free license to utilize this patented technology in the consumer market, as defined, for the remaining legal life of the patent, including any subsequently obtained extensions. The option payment, as well as any future purchase payments, are refundable only in the event that (i) a federal court should rule, without the right of appeal, that the Company is not the owner of this patent or (ii) security interests recorded in the United States Patent and Trademark Office against this patent are not removed within a reasonable time following the Company's receipt of the full purchase price. The Company has reflected the $250,000 option payment received as deferred income on its balance sheet at December 31, 2002. To the extent that the Company's management continues to consider it a remote likelihood that either of the refund triggering events will occur, the Company will recognize the $250,000 option payment (i) as non-operating income upon the option's final expiration or
(ii) and the $500,000 additional purchase payment, net of the patent's then unamortized carrying value ($604,419

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

10. OPTION AND PURCHASE AGREEMENT (CONTINUED)

at December 31, 2002) and a yet to be assigned fair value for the license received, as a non-operating gain on the sale of patent upon the option's exercise.

11. CONTINGENCIES

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

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "anticipates," "expects," "believes," "estimates," " efforts," "prospectively," "possible," "no assurances," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties, and in particular statements referring to our expectations for increased market penetration and improved gross margins from our recently introduced second generation consumer monitors and statements regarding our expectations that we can obtain necessary additional financing and investment. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the relevant markets, however our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising efforts, developing and marketing relatively new medical diagnostic devices, including technological advancements and innovations; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors", "Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended June 30, 2002, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

INTRODUCTION

We are a consumer healthcare company primarily focused on developing, manufacturing and marketing home diagnostic devices to aid in the prevention, detection, and monitoring of cholesterol levels. The Company's current diagnostic product line principally consists of easy-to-use, hand-held, smart card-enabled cholesterol monitors for use by health conscious consumers, at-risk patients and qualified medical professionals in assessing an individual's risk of developing heart disease. Through regular at-home testing with the Company's consumer monitors, an individual can continually assess the resulting benefits from diet modification, an exercise regiment and/or a drug therapy, thereby reinforcing their compliance with an effective cholesterol-lowering program.

In January 1999, we introduced our adult, point-of-care total cholesterol monitor ("our professional monitor") to the medical community, commenced limited revenue-generating operations related thereto and ceased being a development-stage company. However, shortly thereafter, we elected to redirect our limited operating and financial resources into the development of a total cholesterol monitor for at-home use by adults, for which we envisioned, and continue to envision, substantially greater revenue potential over the longer term.

In July 2000, we received the prerequisite market clearance from the U.S. Food and Drug Administration for our over-the-counter, adult total cholesterol consumer monitor ("our first-generation consumer monitor") thereby allowing us to proceed with related production and marketing. In January 2001, we formally debuted our first-generation consumer monitor to the retail marketplace. Since such time, our first-generation consumer monitor has been marketed by a growing base of national and regional retailers throughout the U.S.

For additional details regarding our first-generation total cholesterol monitors, please refer to the discussion entitled "Our Business - Our Current Product Offerings" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

In October 2002, after several months of extensive re-engineering efforts primarily aimed at achieving a substantial reduction in the fully manufactured cost of our first-generation consumer monitor, we debuted the following second-generation consumer monitors to the retail marketplace:

     o OUR BASIC-EDITION CONSUMER MONITOR. This monitor has the same clinically-accurate, total cholesterol-measuring capabilities as our first-generation consumer monitor yet features a lower suggested retail price of $119.95. However, it has been, and we expect that it will continue to be, promoted by certain retailers at a price below the psychologically important $100.00 price point for many consumers. We believe that the economic feasibility and psychological attractiveness of this lower price-point will substantially increase the likelihood of our achieving our goal of broad market acceptance, including our initial entry into several high-volume, mass-merchandisers that have indicated an interest in carrying a lower-priced monitor. Most importantly, this new monitor has been designed and engineered to provide us with a substantially improved gross profit margin despite its lower wholesale price. As with our first-generation consumer monitor, this new monitor allows each individual user, with the separate purchase of one of our inexpensive personal health smart cards, to securely store via encryption up to 200 chronologically dated test results for subsequent retrieval and trend analysis, including the ability to readily compute an average total cholesterol level using the six most recent test results. The monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75", has a weight of approximately one pound and is warranted for one year from defects in materials or workmanship.

     o OUR PLUS-EDITION CONSUMER MONITOR. This monitor has the same $129.95 suggested retail price as our first-generation consumer monitor but utilizes the same lower-cost technological platform as our basic-edition consumer monitor, thereby providing us with a substantially improved gross profit margin. This new monitor is accompanied with a CD-ROM and a serial cable allowing the user to connect the monitor to their personal computer and to utilize the software to better track their total cholesterol over time. Specifically, the software provides detailed, easy-to-understand charts of a user's historical total cholesterol readings, including a rolling average of those results. We believe that these value-added analytical features provide a user with critical behavioral feedback, thereby assisting them in their adherence to a cholesterol-lowering regiment. We also believe that these value-added features have been, and will continue to be, attractive to certain higher-end retailers. The monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75", has a weight of approximately one pound and is warranted for three years from defects in materials or workmanship.

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

We as a company have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have significant working capital and stockholders' deficits at December 31, 2002. Additionally, we have only realized limited revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities we believe necessary to develop broad market awareness and

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

acceptance of our monitors. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2002, that expressed substantial doubt as to our ability as a company to continue as a going concern.

We have pursued, and continue to actively pursue, a number of initiatives intended to provide timely remedies to the above adverse conditions. In October 2002, we debuted our second-generation consumer monitors from which we have realized, and expect to continue to realize, substantially increased retail market penetration and gross margins. Additionally, we have taken a series of measures over the preceding several months to reduce our operating expenses and related cash needs. These measures have included, among others, the elimination of certain non-critical personnel, consultants and infrastructure. As the re-engineering activities associated with the development of second-generation consumer monitors are now complete, we also expect to begin to realize certain meaningful reductions in our product research and development expenditures. With respect to funding, we remain actively engaged in discussions with a number of interested parties regarding various potential forms of financing and investment and have engaged an investment banking firm to assist us in these efforts. We also recently entered into an option and purchase agreement with an unrelated party providing for the possible sale of a non-critical and currently unutilized technology patent to which we claim ownership. However, there can be no assurance that any one or more of the preceding initiatives will ultimately be sufficiently successful. It must be noted by our current and future investors that any failure by us to timely procure financing or investment adequate to fund our ongoing operations, including planned marketing initiatives designed to grow our sales, or to service our significant accounts payable and debt obligations, will likely have material adverse consequences on our business operations, and as a result, on our consolidated financial condition, results of operations and cash flows.

OUR RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal quarter ended December 31, 2002 ("fiscal 2003 second quarter"), were $1,930,113, an increase of $691,760, or 55.9%, as compared to $1,238,353 for the fiscal quarter ended December 31, 2001 ("fiscal 2002 second quarter"). For the six months ended December 31, 2002 ("fiscal 2003 first half"), our consolidated net sales were $3,062,549, an increase of $944,351, or 44.6%, as compared to $2,118,198 for the six months ended December 31, 2001 ("fiscal 2002 first half"). Consistent with our continuing principal focus on the retail marketplace, our consumer sales accounted for in excess of 95% of our consolidated net sales during each of the above fiscal 2003 and 2002 periods. Monitors consistently accounted for approximately three-quarters of our consumer sales whereas test strips, smart cards and other accessories collectively accounted for the respective balances. During our fiscal 2003 second quarter and first half, net sales of our consumer monitors grew approximately 60% and 50%, respectively, whereas net sales of our related consumer test strips, smart cards and other accessories grew approximately 45% and 24%, respectively. Our second-generation consumer monitors, which we began shipping during October 2002, ultimately accounted for approximately three-quarters and one-half of our overall consumer monitor sales during our fiscal 2003 second quarter and first half, respectively.

We primarily attribute the increase in our consolidated net sales for our fiscal 2003 second quarter and first half to our fulfillment in October 2002 of an $851,475 initial order from a prominent national drug store chain. We primarily attribute the partially offsetting sales decrease for our fiscal 2003 second quarter and the balance of the sales increase for our fiscal 2003 first half to normal fluctuations in the amounts and timing of product reorders from existing retailers, including a small number of disproportionately significant national and regional drug and pharmacy-featuring grocery store chains.

We realized a consolidated gross profit of $827,075 for our fiscal 2003 second quarter, an increase of $749,048, or 960.0%, as compared to a consolidated gross profit of $78,027 for our fiscal 2002 first quarter. For our fiscal 2003 first half, our consolidated gross profit was $1,044,638, an increase of $1,202,534, or 761.6%, as compared to a consolidated gross loss of $157,896 for our fiscal 2002 first half. Our resulting gross margins were 42.9% and 34.1% for our fiscal 2003 second quarter and first half, respectively, as compared to 6.3% and (7.5%) for our fiscal 2002 second quarter and first half, respectively. We primarily attribute these significant improvements in our gross profits and margins to the October 2002 introduction of our second-generation consumer monitors, which as previously discussed, were designed and engineered to provide us with substantially improved profitability as compared to our first-generation consumer monitors. Also favorably influencing such comparisons, although to a significantly lesser extent, were the adverse impacts on our comparative fiscal 2002 gross profits and margins of introductory pricing discounts and incentives granted to certain retailers to achieve initial market penetration for our first-generation consumer monitors.

Despite the substantially improved gross profits and margins being provided to us by sales of our second-generation consumer monitors, it must be noted by our current and future investors that our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. Should we be unsuccessful in our current efforts to timely procure equity or debt financing sufficient to fund essential marketing activities, substantially all of which marketing activities currently are on hold, the likelihood of us achieving the prerequisite broad market awareness and acceptance of our consumer monitors will be remote.

Our consolidated total operating expenses were $1,163,909 (inclusive of $419,347 in non-cash charges) for our fiscal 2003 second quarter, a decrease of $1,855,568, or 61.5%, from the $3,019,477 (inclusive of $1,121,865 in non-cash charges) incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our total operating expenses were $2,612,754 (inclusive of $894,960 in non-cash charges), a decrease of $2,326,705, or 47.1%, from the $4,939,459 (inclusive of $1,925,522 in non-cash charges) incurred during our fiscal 2002 first half. As further detailed below, these decreases primarily were attributable to various cost containment and cash preservation measures which we have undertaken during our fiscal 2003 first half as our liquidity position has further deteriorated.

Our consolidated sales and marketing expenses were $248,416 for our fiscal 2003 second quarter, a decrease of $673,653, or 73.1%, from the $922,069 incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our sales and marketing expenses were $463,414, a decrease of $876,532, or 65.4%, from the $1,339,946 incurred during our fiscal 2002 first half. These expense decreases primarily were derived from substantially decreasing our advertising and promotional activities and, to a significantly lesser extent, headcount reductions and curtailed travel to and participation in trade shows.

Our consolidated general and administrative ("G&A") expenses were $699,542 (inclusive of $9,029 in non-cash charges) for our fiscal 2003 second quarter, a decrease of $946,660, or 57.5%, from the $1,646,202 (inclusive of $631,511 in non-cash charges) incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our G&A expenses were $1,635,603 (inclusive of $74,324 in non-cash charges), a decrease of $1,077,752, or 39.7%, from the $2,713,355 (inclusive of $649,011 in non-cash charges) incurred during our fiscal 2002 first half. These expense decreases were realized in a number of G&A expense categories. Most prominent were our substantially decreased professional service fees, consisting primarily of non-cash charges for equity-based compensation, due to the completion, contraction or discontinuance of certain non-critical consulting engagements. To a significantly lesser extent, we realized various cost savings as a result of administrative and technical support headcount reductions, including salaries and related benefits, travel, rent, utilities, telecommunications, insurance and supplies. Additionally, with the October 2002 introduction of our second-generation consumer monitors, we substantially reduced, and will shortly eliminate, royalty fees arising from the utilization of a third-party's optical measuring technology in our first-generation consumer monitors.

Our product research and development expenses were $94,736 for our fiscal 2003 second quarter, a decrease of $8,141, or 7.9%, from the $102,877 incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our product research and development expenses were $272,065, an increase of $38,215, or 16.3%, from the $233,850 incurred during our fiscal 2002 first half. The decrease for our fiscal 2003 second quarter primarily was attributable to reductions in salaries and related benefits and travel and meeting expenses as the development of our second-generation consumer monitors was substantially completed by the end of our preceding fiscal 2003 first quarter. These cost savings were partially offset by incremental engineering costs incurred in our pursuit of further product cost refinements. The increase for our fiscal 2003 first half primarily was attributable to design, engineering, tooling and testing costs incurred during our preceding fiscal 2003 first quarter in connection with the development of our second-generation consumer monitors.

Our non-cash depreciation and amortization expenses were $121,215 for our fiscal 2003 second quarter, a decrease of $227,114, or 65.2%, from the $348,329 incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our non-cash depreciation and amortization expenses were $241,672, a decrease of $410,636, or 63.0%, from the $652,308 incurred during our fiscal 2002 first half. These decreases primarily were attributable to significant decreases as of the preceding June 30, 2002, fiscal year-end in the amount of our amortizable intangible assets due to impairment write-offs. We anticipate that our results of operations for the foreseeable future will continue to benefit from these significantly reduced amortization expenses.

Primarily as a result of the foregoing, our loss from operations for our fiscal 2003 second quarter was $336,834, a decrease of $2,604,616, or 88.5%, from the $2,941,450 incurred during our fiscal 2002 second quarter. For our fiscal 2003 first half, our loss from operations was $1,568,116, a decrease of $3,529,239, or 69.2%, from the $5,097,355 incurred during our fiscal 2002 first half.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses were $672,940 (inclusive of $410,318 in non-cash charges) in our fiscal 2003 second quarter, as compared to net non-operating expenses of $647,536 (inclusive of $490,354 in non-cash charges) in our fiscal 2002 second quarter. For our fiscal 2003 first half, our net non-operating expenses were $1,372,170 (inclusive of $820,636 in non-cash charges) as compared to $1,610,808 (inclusive of $1,276,511 in non-cash charges) for our fiscal 2002 first half. The net increase realized for our fiscal 2003 second quarter primarily was attributable to incremental interest expense incurred in connection with borrowings under our revolving credit facility being substantially offset by the absence of financing costs incurred during our comparative fiscal 2002 second quarter in connection with certain then outstanding convertible term notes. The net decrease realized for our fiscal 2003 first half primarily was attributable to the absence of the aforementioned financing costs being partially offset by our incurrence of the aforementioned interest expense. It should be noted by our current and future investors that, absent the receipt of substantial equity-based funding enabling us to substantially reduce or eliminate our debt, the amortization and interest expenses associated with our outstanding revolving credit facility borrowings and convertible debt will continue to have a material adverse impact on our results of operations for the foreseeable future.

Primarily as a result of the foregoing, we incurred a net loss of $1,009,774 ($0.04 per basic and diluted share) in our fiscal 2003 second quarter as compared to a net loss of $3,588,986 ($0.18 per basic and diluted share) in our fiscal 2002 second quarter. For our fiscal 2003 first half, we incurred a net loss of $2,940,286 ($0.12 per basic and diluted share) as compared to a net loss of $6,708,163 ($0.33 per basic and diluted share) for our fiscal 2002 first half.

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

As discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," we as a company have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have significant working capital and stockholders' deficits at December 31, 2002. Additionally, we have only realized limited revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities we believe necessary to develop broad market awareness and acceptance of our monitors. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2002, that expressed substantial doubt as to our ability as a company to continue as a going concern. It must be noted by our current and future investors that any failure by us to timely procure financing or investment adequate to fund our ongoing operations, including planned marketing initiatives designed to grow our sales, or to service our significant accounts payable and debt obligations, will likely have material adverse consequences on our business operations, and as a result, on our consolidated financial condition, results of operations and cash flows.

Our Credit Facilities

We executed an agreement with a financial institution effective June 18, 2002, that provides us with a revolving credit facility. Borrowings under the facility are limited to the lesser of (i) $3.0 million or (ii) $1.0 million plus 75% of approved accounts receivable, as defined, and 65% of non-obsolete finished inventory. Outstanding borrowings accrue interest at a fixed rate of 18.0% per annum and are secured by our accounts receivable, inventory, property and equipment and intellectual property. We are required to service all accrued interest monthly as well as to assign to the financial institution all principal collections on all accounts receivable. The financial institution retains ten percent of all collected accounts receivable, subject to a limitation of ten percent of the outstanding borrowings balance, with the aggregate retentions to be returned to us upon our repayment of all outstanding borrowings. The facility matures, with all outstanding borrowings due, on the earlier of (i) April 15, 2003 or (ii) the date on which we were to complete a specified financing transaction. At December 31, 2002, we had $2,775,409 in outstanding borrowings with no additional borrowings available to us based on then existing collateral levels. As we currently deem it unlikely that our expected liquidity position will be sufficient to allow us to repay our outstanding borrowings when they become due on or before April 15, 2003, we have begun to engage this financial institution in preliminary discussions regarding obtaining either a renewal of this revolving credit facility or an extension of date on which our outstanding borrowings will become due. We have interpreted such discussions to date as favorable and, although there can be no assurance of such, we currently are reasonably confident that a sufficient short-term accommodation will be obtained. However, should such an accommodation not be obtained, this financial institution may commence collection efforts against us which may include, among other possibilities, their attempting to take possession of securing assets or their seeking of an involuntary bankruptcy court order against us. Should they be successful in any such efforts, it is likely that our business, and as a result, our consolidated financial condition, results of operations and cash flows, would be materially adversely impacted.

We also executed an agreement with a bank effective June 24, 2002, that provides us with a $600,000 irrevocable standby letter of credit facility for the exclusive benefit of a principal vendor. Any draws against the facility will accrue interest at a rate equal to the bank's variable index rate plus one percent (5.25% at December 31, 2002) and be secured by all of our assets, including an assigned $600,000 certificate of deposit, which is reflected in our consolidated balance sheet as a restricted cash equivalent at December 31, 2002. All principal and interest are payable on demand and the facility expires on June 30, 2003. There were no outstanding draws at December 31, 2002.

Our Cash Flows and Working Capital Deficiency

Our operating activities utilized $558,903 in cash and cash equivalents during our fiscal 2003 first half, a decrease of $4,443,567, or 88.8%, from the $5,002,470 in cash and cash equivalents utilized during our fiscal 2002 first half. On a comparative fiscal period-to-period basis, our substantially lower utilization primarily reflects the $3,767,877 decrease in our net loss. To a significantly lesser extent, our lower utilization reflects the positive cash flow effects of decreased inventories and prepaid expenses and increased accounts payable and deferred income. Partially offsetting these positive cash flow effects were the negative cash flow effects of increased accounts receivable, decreased accrued liabilities and lower overall add-backs for various non-cash charges related to amortization, depreciation, inducement, compensation, and other expenses.

Our investing activities utilized $16,407 in cash and cash equivalents during our fiscal 2003 first half, a decrease of $97,374, or 85.6%, from the $113,781 in cash and cash equivalents utilized during our fiscal 2002 first half. Our decreased utilization primarily is attributable to lower capital expenditures. To a lesser extent, the favorable comparison is attributable to our fiscal 2002 first half reflecting cash outlays for software development costs, which were slightly offset by cash inflows from repayments of a note receivable by an officer.

Our financing activities provided $83,170 in cash and cash equivalents during our fiscal 2003 first half, a decrease of $3,812,061, or 97.9%, from the $3,895,231 in cash and cash equivalents provided during our fiscal 2002 first half. Our fiscal 2003 first half reflects cash inflows from borrowings made under our revolving credit facility being substantially offset by cash outflows in the form of principal payments on capital lease obligations and on convertible and other debt. In contrast, our fiscal 2002 first half reflects substantially larger cash inflows in the form of proceeds from issuances of convertible debt being only slightly offset by cash outflows in the form of principal payments on capital lease obligations and on convertible and other debt.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $492,140 to $97,714 at December 31, 2002, from $589,854 at June 30,
2002. Our working capital deficiency increased by $2,817,848 to $3,975,810 at December 31, 2002 from $1,157,962 at June 30, 2002. The decrease in our unrestricted cash and cash equivalents balance and the increases in our accounts payable and revolving credit facility balances during our fiscal 2003 first half primarily reflect our funding of ongoing, yet curtailed, operations, minimal servicing of obligations to certain critical vendors, and our postponed servicing of obligations to less or non-critical vendors. We remain actively engaged in discussions with those vendors with which we are significantly past due in our payment obligations in an effort to obtain forbearances either in the amounts owed or in the timing and amounts of repayments. Although we have been successful to date in obtaining forbearances from certain vendors, there can be no assurance that we will continue to be successful in obtaining other necessary forbearances. Any failure by us to either obtain timely and adequate forbearances or to obtain and maintain minimally satisfactory relationships with critical vendors will likely have a material adverse impact on our business, and as a result, on our consolidated financial condition, results of operations and cash flows.


                                   (continued)

Our Debt Obligations

The contractual maturities of our outstanding convertible debt obligations at December 31, 2002, are as follows:

                                                    PRINCIPAL       DISCOUNTED
         FISCAL YEARS ENDING JUNE 30,                AMOUNTS         AMOUNTS
         =====================================================================
         2003 (remaining two fiscal quarters)      $  325,000      $  320,803
         2004 ...............................       1,069,984         969,275
         2005 ...............................              --              --
         2006 ...............................              --              --
         2007 ...............................       5,970,000       2,127,992
                                                   ----------      ----------
         Total convertible debt maturities ..       7,364,984       3,418,070
         Less current maturities ............       1,394,984       1,290,078
                                                   ----------      ----------
         Total long-term maturities .........      $5,970,000      $2,127,992
                                                   ==========      ==========

Our Off-Balance Sheet Liabilities

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States of America. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Our aggregate minimum annual lease payment requirements under operating leases as of December 31, 2002, are as follows:
$66,420 in fiscal 2003, $31,034 in fiscal 2004 and $4,299 in fiscal 2005, with none thereafter. Additionally, certain contracts with our principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

Our Planned Capital Expenditures

The only significant capital expenditure we have currently planned for the balance of fiscal 2003 is for the purchase or lease of an additional automated packing machine with an estimated price of $325,000.

OUR OTHER MATTERS

Our Seasonal and Inflationary Influences

Although we remain in the relatively early stages of the national introduction and roll-out of our consumer monitors to retailers, we have begun to experience certain seasonal sales influences consistent with our initial expectations. In particular, we expect, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 will continue to benefit from increased orders by retailers for the holiday shopping season. To date, we have not been materially impacted by inflationary influences.

Our Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as our outstanding convertible debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly for the resulting

Our Quantitative and Qualitative Disclosures About Market Risk (continued)

adverse impact on our interest expense to be material to our expected results of operations for fiscal 2003, and possibly beyond. However, in the future, we may increase the level of our variable rate debt, which could increase our exposure to these market risks.

We are exposed to currency market risks as a result of our manufacturing services contract with Samina-SCI Corporation, which became effective on April 1, 2002. This contract, which has a stated term of one year, provides that Samina-SCI may periodically adjust the previously agreed-upon, fixed U.S. dollar-based prices for any material increases realized by them in the cost of components procured by them which are denominated in non-U.S. dollar-based currencies. We believe that any likely underlying non-U.S. dollar-based currencies would have to increase significantly for the resulting adverse impact on our consolidated cost of sales and gross profit to be material to our expected results of operations for fiscal 2003, and possibly beyond. However, in the future, we may enter into other agreements subject to underlying foreign currency adjustments, or contracts directly denominated in non-U.S. dollar currencies, that could increase our exposure to these market risks.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Our Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. However, despite such, we currently do not believe that any of our significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policy particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations. See Note 3 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, for a summary of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Adopted

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 further amends the disclosure provisions of SFAS No. 123 and APBO No. 28 to require prominent annual and interim disclosures about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148's interim disclosures are required beginning with our condensed consolidated financial statements for our fiscal third quarter ending March 31, 2003 and its annual disclosures are required beginning with our consolidated financial statements for our fiscal year ending June 30, 2003. As we currently intend to continue to account for stock-based employee compensation under the intrinsic value based method allowed by APBO No. 25, the adoption of SFAS No. 148 will not have a material impact on our consolidated financial statements.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. We have engaged two expert witnesses who have completed their expert reports for use in the litigation. The defendants have also engaged two expert witnesses who presented their expert reports to support the alleged defense of non-infringement. Polymer's other alleged defenses and counterclaims have been bifurcated for consideration after the infringement phase of the proceedings. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, but has not yet issued an Order concerning claim interpretation. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

ITEM 3.  OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this Quarterly Report of Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of December 31, 2002, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Item 1. Business - Our Intellectual Property Rights" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. Discovery is underway and we have answered all discovery requests. We have engaged two expert witnesses who have completed their expert reports for use in the litigation. The defendants have also engaged two expert witnesses who presented their expert reports to support the alleged defense of non-infringement. Polymer's other alleged defenses and counterclaims have been bifurcated for consideration after the infringement phase of the proceedings. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, but has not yet issued an Order concerning claim interpretation. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2003, the Company issued 1,040,816 registered shares of its common stock to an institutional shareholder in exchange for its cancellation of all anti-dilution rights and stock purchase warrants held by it and its waiving of any liquidated damage claims it may have had against the Company pursuant to a registration rights agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Below are the proxy tabulation results for the matters voted upon at the Company's Annual Meeting of Stockholders held on December 20, 2002:

1. Election of Directors to the Company's Board of Directors:

         Christopher Maus           Class I Term Expiring 2005         For:  15,276,273 Withhold:   22,250

         Michael Crane              Class I Term Expiring 2005         For:  15,239,193 Withhold:   59,330

         Robert Boyle               Class IITerm Expiring 2004         For:  15,239,193 Withhold:   59,330

         William Gridley            Class IITerm Expiring 2004         For:  15,276,273 Withhold:   22,250

         Ronald Kiima               Class III Term Expiring 2003       For:  15,239,193 Withhold:   59,330

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     2. Approval of the Issuance of Up To Ten Million Newly Issued Shares of Common Stock:

           For:  8,433,557           Against:  180,799          Abstain:  19,922

     3. Ratify the appointment of BDO Seidman, LLP as the Company's Independent Certified Public Accountants for the Fiscal Year Ending June 30, 2003:

           For:  15,192,713          Against:  44,925           Abstain:  60,885

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2002.

Exhibits
--------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 11th day of February 2003.


                                               LIFESTREAM TECHNOLOGIES, INC.

                                               By:  /s/ Brett Sweezy
                                                  --------------------------
                                                    Brett Sweezy
                                                    Chief Financial Officer

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


Date:  February 11, 2003

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


Date:  February 11, 2003

                           /s/ Brett Sweezy
                           ------------------------
                           Brett Sweezy
                           Chief Financial Officer