Form 10QSB
period 2003-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2003-05-20
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


As of May 15, 2003, the registrant had 36,565,953 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: YES [ ]  NO  [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

PART I.     FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----
ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Condensed Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002.............................1

    Condensed Consolidated Statements of Loss for the Three and Nine Months Ended
        March 31, 2003 and March 31, 2002....................................................................2

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         March 31, 2003 and March 31, 2002...................................................................3

    Notes to Interim Condensed Consolidated Financial Statements.............................................5

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS...........................................................15

ITEM 3.  OUR CONTROLS AND PROCEDURES........................................................................25


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................27

ITEM 5.  OTHER INFORMATION..................................................................................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................27

SIGNATURES..................................................................................................28

CERTIFICATIONS..............................................................................................29

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,       JUNE 30,
                                                                                             2003            2002
                                                                                         ------------    ------------
                                                      ASSETS
                                                      ------
Current assets:
   Cash and cash equivalents .........................................................   $        357    $    589,854
   Restricted cash equivalent ........................................................             --         600,000
   Accounts receivable, net ..........................................................        790,962         308,018
   Inventories, net (Note 4) .........................................................      2,289,834       2,586,625
   Prepaid expenses ..................................................................         56,331         146,113
                                                                                         ------------    ------------
Total current assets .................................................................      3,137,484       4,230,610
Patent and license rights, net (Note 10) .............................................        583,681         645,886
Property and equipment, net ..........................................................        734,051       1,003,580
Deferred financing costs, net ........................................................        402,432         672,732
Note receivable from officer, including accrued interest (Note 5) ....................         41,272          38,728
Other ................................................................................         14,785          14,785
                                                                                         ------------    ------------
Total assets .........................................................................   $  4,913,705    $  6,606,321
                                                                                         ============    ============


                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                 -------------------------------------

Current liabilities:
   Accounts payable ..................................................................   $  2,858,759    $  1,416,214
   Accrued liabilities (Note 6) ......................................................      1,188,123         800,162
   Revolving credit facility (Note 7) ................................................      2,280,605       2,221,018
   Current maturities of capital lease obligations ...................................        176,916         151,268
   Current maturities of convertible debt, principal face amounts
    of $1,094,984 and $775,000, respectively (Note 8) ................................      1,042,527         766,608
   Current maturities of note payable ................................................          6,055          33,302
    Deferred income (Note 10) ........................................................        250,000              --
                                                                                         ------------    ------------
Total current liabilities ............................................................      7,802,985       5,388,572
Capital lease obligations, less current maturities ...................................         54,843          81,977
Convertible debt, principal face amounts of $5,970,000 and $7,039,984,
  respectively (Note 8) ..............................................................      2,395,763       2,461,027
                                                                                         ------------    ------------
Total liabilities ....................................................................     10,253,591       7,931,576
                                                                                         ------------    ------------

Commitments and contingencies (Note 11)

Stockholders' deficit (Note 9):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued or outstanding ...........................................................             --              --
   Common stock, $.001 par value; 100,000,000 shares authorized;
     32,025,953 and 24,967,997 issued and outstanding, respectively ..................         32,026          24,968
   Additional paid-in capital ........................................................     33,477,632      32,805,527
   Accumulated deficit ...............................................................    (38,849,544)    (34,155,750)
                                                                                         ------------    ------------
Total stockholders' deficit ..........................................................     (5,339,886)     (1,325,255)
                                                                                         ------------    ------------
Total liabilities and stockholders' deficit ..........................................   $  4,913,705    $  6,606,321
                                                                                         ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          ----------------------------    ----------------------------
                                                            MARCH 31,       MARCH 31,      MARCH 31,        MARCH 31,
                                                              2003            2002           2003             2002
                                                          ------------    ------------    ------------    ------------
Net sales .............................................   $    649,093    $    874,899    $  3,711,642    $  2,993,097
Cost of sales .........................................        454,818         813,478       2,472,729       3,089,572
                                                          ------------    ------------    ------------    ------------
Gross profit (loss) ...................................        194,275          61,421       1,238,913         (96,475)
                                                          ------------    ------------    ------------    ------------
Operating expenses:
      Sales and marketing .............................        315,301         745,334         778,715       2,085,280
      General and administrative ......................        860,116       1,313,605       2,495,719       4,026,960
      Product research and development ................         20,622         576,218         292,687         810,068
      Depreciation and amortization ...................        106,469         340,181         348,141         992,489
                                                          ------------    ------------    ------------    ------------
Total operating expenses ..............................      1,302,508       2,975,338       3,915,262       7,914,797
                                                          ------------    ------------    ------------    ------------
Loss from operations ..................................     (1,108,233)     (2,913,917)     (2,676,349)     (8,011,272)
                                                          ------------    ------------    ------------    ------------
Non-operating income (expenses):
      Interest income .................................         13,877           2,440          15,877          20,243
      Interest and financing expenses .................       (325,309)       (538,879      (1,056,781)     (1,766,661)
      Amortization of convertible debt discount .......       (320,218)       (971,020        (960,655)     (1,356,312)
      Other, net ......................................        (13,624)        (10,805         (15,886)        (26,342)
                                                          ------------    ------------    ------------    ------------
Total non-operating expenses, net .....................       (645,274)     (1,518,264)     (2,017,445)     (3,129,072)
                                                          ------------    ------------    ------------    ------------
Net loss (Note 12) ....................................   $ (1,753,507)   $ (4,432,181)   $ (4,693,794)   $(11,140,344)
                                                          ============    ============    ============    ============

Net loss per share - Basic and diluted (Notes 3 and 12)   $      (0.06)   $      (0.20)   $      (0.18)   $      (0.53)
                                                          ============    ============    ============    ============

Weighted average number of shares - Basic and diluted
   (Note 3) ...........................................     29,422,009      22,213,310      26,790,935      21,043,397
                                                          ============    ============    ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                          ----------------------------
                                                                            MARCH 31,       MARCH 31,
                                                                              2003            2002
                                                                          ------------    ------------
Cash flows from operating activities:
   Net loss ...........................................................   $ (4,693,794)   $(11,140,344)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................        348,141         992,489
      Amortization of convertible debt discount .......................        960,655       1,679,996
      Amortization of deferred financing costs ........................        270,300         198,418
      Provision for bad debts .........................................         98,632          11,510
      Provision for (reversal of) inventory obsolescence ..............         (3,178)         41,299
      Gain on sale of vehicle .........................................             --            (479)
      Issuance of common shares and warrants to related party as
        inducement to convert line of credit into convertible term note             --         310,364
      Beneficial conversion feature of convertible debt issued
        to related party (Note 8) .....................................             --          91,000
      Issuances of compensatory common stock, options and warrants for
        employee and non-employee services ............................        184,002       1,356,428
   Net changes in assets and liabilities:
      Accounts receivable .............................................       (581,576)        (62,552)
      Inventories .....................................................        299,969      (1,332,498)
      Prepaid expenses ................................................         89,782         (62,969)
      Accounts payable ................................................      1,387,706         664,435
      Accrued liabilities .............................................        387,961         373,833
      Commissions payable .............................................             --        (585,601)
Change in other non-current assets ....................................         (2,544)         (1,036)
                                                                          ------------    ------------
Net cash used in operating activities .................................     (1,253,944)     (7,465,707)
                                                                          ------------    ------------
Cash flows from investing activities:
   Capital expenditures ...............................................        (16,407)       (275,720)
   Software development costs capitalized .............................             --         (43,504)
   Repayments of note receivable from officer (Note 5) ................             --           3,233
                                                                          ------------    ------------
Net cash used in investing activities .................................        (16,407)       (315,991)
                                                                          ------------    ------------
Cash flows from financing activities:
   Proceeds from revolving credit facility borrowings (Note 7) ........         59,587              --
   Proceeds from option and purchase agreement (Note 10) ..............        250,000              --
   Proceeds from issuances of common stock (Note 9) ...................        550,000       2,350,000
   Proceeds from issuances of convertible debt, net (Note 8) ..........             --       4,422,500
   Principal payments on capital lease obligations ....................         (1,486)       (123,268)
   Principal payments on notes payable ................................        (27,247)        (27,247)
   Principal payments on convertible and other debt (Note 8) ..........       (750,000)       (420,016)
   Redemption of restricted certificate of deposit ....................        600,000              --
                                                                          ------------    ------------
Net cash provided by financing activities .............................        680,854       6,201,969
                                                                          ------------    ------------
Net decrease in cash and cash equivalents .............................       (589,497)     (1,579,729)
Cash and cash equivalents at beginning of period ......................        589,854       1,649,979
                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................   $        357    $     70,250
                                                                          ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                        -----------------------
                                                                         MARCH 31,    MARCH 31,
                                                                           2003         2002
                                                                        ----------   ----------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................   $  337,370   $   14,505

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital lease obligations ................   $       --   $  142,449
Discount on beneficial conversion feature and fair value of
   detachable stock purchase warrants (Note 8) ......................   $       --   $4,422,500
Deferred financing costs (Note 8) ...................................   $       --   $  392,500
Convertible debt converted to convertible debt ......................   $       --   $1,108,747
Other debt converted to convertible debt ............................   $       --   $  640,000
Issuance of common stock in exchange for:
   Financing costs ..................................................   $       --   $  126,899
   Prepaid legal fees ...............................................   $       --   $  150,000



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a consumer healthcare company primarily focused on developing, manufacturing and marketing home diagnostic devices to aid in the prevention, detection, and monitoring of cholesterol levels. The Company's current diagnostic product line principally consists of easy-to-use, hand-held, smart card-enabled total cholesterol monitors for use by health conscious consumers, at-risk patients and qualified medical professionals in assessing an individual's risk of developing heart disease. Through regular at-home testing with the Company's consumer monitors, an individual can continually assess the resulting benefits from diet modification, an exercise regiment and/or a drug therapy, thereby reinforcing their compliance with an effective cholesterol-lowering program.


2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has significant working capital and stockholders' deficits at March 31, 2003. Additionally, the Company has realized limited sales revenues to date which management primarily attributes to its continued inability to fund the marketing activities believed necessary to develop broad market awareness and acceptance of the Company's monitors. Primarily as a result of the aforementioned factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal year ended June 30, 2002 that expressed substantial doubt as to the ability of the Company to continue as a going concern. The Company's management has pursued, and continues to actively pursue, a number of initiatives intended to provide timely remedies to these adverse conditions. Management's most recent and ongoing significant initiatives are summarized below.

In October 2002, the Company debuted its second-generation, basic-edition consumer monitor from which it has realized, and expects to continue to realize, a substantially increased gross margin despite the monitor having both a lower wholesale price to retailers and a lower suggested retail price to consumers. This monitor has been, and the Company's management expects that it will continue to be, promoted by certain larger retailers at a price below the psychologically important $100.00 price point for many consumers. Provided that the Company is able to obtain funding sufficient to conduct the advertising activities necessary to establish the prerequisite level of consumer awareness, the Company's management believes that the economic and psychological attractiveness of this monitor's lower retail price point will substantially increase the likelihood of the Company achieving its goal of broad market acceptance. However, to date, the Company has not been able to fund or conduct such advertising, and as a consequence, has not been able to establish broad consumer awareness of its products in general, or of this monitor in particular. As such, it must be noted by the Company's current and prospective investors that the Company's ability to sufficiently promote its monitors, support and sustain its existing retail relationships, cultivate, support and sustain additional retail relationships, and ultimately realize its business plan, remains highly contingent upon the Company achieving timely and significant improvements to its current financial condition, and thereby removing any substantial doubt among retailers and consumers regarding its ability to continue as a going concern.

With respect to the Company's current financial condition, management continues to remain actively engaged in discussions and negotiations with a number of interested parties regarding potentially significant equity infusions and/or long-term financings. The Company has engaged an investment banking firm to assist management in its efforts. While no such significant infusions or financings have been consummated to date, management remains encouraged by the level of interest expressed by certain of these parties. In the interim, the Company's management has obtained, and will continue its efforts to obtain, less significant infusions or financings, primarily from its existing principal investors and lenders, sufficient to fund its critical and immediate basic operating needs. In this regard, during March 2003, the Company's Board of Directors authorized management to proceed with a "best

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

efforts" private placement offering of up to 20,000,000 shares of the Company's common stock at a fixed price of $0.10 per common share (see Note 9). Through March 31, 2003, the Company sold 5,500,000 common shares to an existing principal shareholder, realizing $550,000 in gross cash proceeds. These proceeds were primarily utilized to satisfy $300,000 of convertible debt that had become due and payable in March 2003 and to fund certain critical accounts payable and payroll obligations. Subsequent to March 31, 2003, the Company has sold an additional 4,490,000 common shares, realizing $449,000 in gross cash proceeds. Additionally, on May 1, 2003, the Company's management was successful in converting $2,000,000 of outstanding borrowings under a revolving credit facility for which repayment had become due and payable into a twenty-four month term loan at a reduced rate of interest (see Note 7). The repayment terms of this loan are intended to provide the Company with additional monthly cash flow compared with that which has been recently available to the Company under the revolving credit facility. However, there can be no assurance that this additional monthly cash flow will be significant, or even realized, as such is predicated upon the level of each month's assigned accounts receivable collections. It must be noted by the Company's current and prospective investors that there can be no assurance that management will be successful in its current and future efforts to procure critical short or long-term funding.

With respect to the Company's cost structure, management has progressively taken a series of difficult, yet necessary, cost-cutting measures over the preceding several months. The most significant of which has been the elimination of substantially all non-critical personnel, consultants and infrastructure. Concurrent with the completion of all re-engineering activities associated with the development and refinement of the Company's second-generation monitors, the Company eliminated substantially all of its product research and development expenditures as of December 31, 2002. The Company's management expects that its quarterly product research and development needs and expenditures for the foreseeable future will not exceed the nominal $20,622 incurred during the three months ended March 31, 2003. Most recently, on April 18, 2003, additional marginally critical personnel were terminated and the following prospective pay cuts were implemented: a 33% reduction in all management salaries, a 10% reduction in all other annual salaries, and a 10% workweek reduction for all hourly employees. The Company currently operates with a core staff of 25 critical employees, as compared to 38 employees at June 30, 2002. It must be noted by the Company's current and prospective investors that, given the Company's current financial condition, there can be no assurance that the Company will be successful in retaining its remaining critical employees, including key management personnel.

There can be no assurance that management's recent or ongoing initiatives will ultimately be sufficiently successful. The Company's current and prospective investors must note that any inability by management to timely procure significant equity infusions and/or long-term financings adequate to fund the Company's ongoing operations, including those marketing activities necessary to support and grow its sales, or to service its significant accounts payable and debt obligations, will likely have material adverse consequences on the Company's business operations, and as a result, on its consolidated financial condition, results of operations and cash flows.


                                   (continued)

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2003 and 2002, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 19,590,107 and 19,216,234 common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debt were exercised or converted into common shares.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45, as required, on January 1, 2003, with no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 further amends the disclosure provisions of SFAS No. 123 and APBO No. 28 to require prominent annual and interim disclosures about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148's interim disclosures are required beginning with the Company's condensed consolidated financial statements for the fiscal third quarter ending March 31, 2003 (See Note 12 herein for such disclosures) and its annual disclosures are required beginning with the Company's consolidated financial statements for the fiscal year ending June 30, 2003. As the

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Standards (continued)

Company continues to account for stock-based employee compensation under the intrinsic value based method allowed by APBO No. 25, the Company's adoption of SFAS No. 148 had no impact on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As the Company has not had, and continues not to have, any ownership in variable interest entities, the Company's adoption of FIN 46, as required, on January 31, 2003, had no impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Management currently believes that the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

4.  INVENTORIES

Inventories consist of the following:

                                                             MARCH 31,       JUNE 30,
                                                               2003           2002
                                                           -----------    -----------
               Raw materials ...........................   $ 1,444,009    $ 1,524,618
               Work in process .........................       132,310        493,381
               Finished goods ..........................       769,965        627,588
                                                           -----------    -----------
                                                             2,346,284      2,645,587
               Less allowance for inventory obsolescence       (56,450)       (58,962)
                                                           -----------    -----------
               Total inventories .......................   $ 2,289,834    $ 2,586,625
                                                           ===========    ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

5.  NOTE RECEIVABLE FROM OFFICER

Through fiscal 2001, the Company's Board of Directors periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, accrues interest at a stated rate of 8.75% per annum and requires bi-weekly repayments of principal and interest through May 23, 2014. On May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. The Board of Directors subsequently awarded the Company's Chief Executive Officer a $60,000 bonus for his fiscal 2002 performance with such bonus applied in its entirety against the outstanding note receivable balance.


6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            MARCH 31,     JUNE 30,
                                                              2003         2002
                                                           ----------   ----------
               Accrued interest payable ................   $  867,827   $  511,462
               Accrued wages, benefits and related taxes      158,879      188,793
               Accrued sales returns ...................       72,451       54,278
               Accrued royalties payable ...............       79,960       39,960
               Accrued other ...........................        9,006        5,669
                                                           ----------   ----------
               Total accrued liabilities ...............   $1,188,123   $  800,162
                                                           ==========   ==========

7.  REVOLVING CREDIT FACILITY AND RECENT CONVERSION THEREOF

Effective May 1, 2003, the Company renegotiated its existing revolving credit facility agreement with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to the Company upon its full repayment of the term loan. Either loan may be prepaid at any time, without penalty, at the Company's option. As with the original revolving credit facility, both loans are secured and collateralized by the Company's accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. In consideration for extending the above loans, the Company will pay the financial institution an annual fee of $100,000, beginning with May 1, 2003 and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee will be satisfied through the issuance of 1,000,000 shares of the Company's common stock.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8.  CONVERTIBLE DEBT

The Company has an outstanding $0.5 million unsecured convertible note with a principal shareholder and member of its Board of Directors ("Director") that accrues interest at the prime rate plus two percent (6.25% at March 31, 2003) and becomes due on August 1, 2003. The note is convertible at the option of the Director into common stock of the Company at a rate of $1.00 per share. The note provides that for every quarter an unpaid principal balance remains outstanding that the Director is entitled to warrants allowing for the purchase of common shares of the Company at $1.00 per share. Based on the current unpaid principal balance, the Director is entitled to 23,500 warrants per quarter. The Company recognizes the aggregate fair value of such warrants as a financing cost. The related unamortized debt discount amounted to $52,457 and $8,392 at March 31, 2003 and June 30, 2002, respectively.

The Company has outstanding unsecured convertible notes with an aggregate principal face amount of $6.6 million that accrue interest at the prime rate plus two percent (6.25% at March 31, 2003) and become due on various dates during calendar years 2003 and 2006, as specified. The notes are convertible at the option of the holders into common stock of the Company at a rate of $1.00 per share. Certain of these notes, having an aggregate principal face amount of $5.5 million at March 31, 2003, contain an anti-dilution provision providing for a formula-driven, currently indeterminable downward adjustment of their conversion rate should the Company subsequently issue common shares at a price below the then stated conversion rate. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature. The aggregate fair value of the detachable warrants and beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received, and as such, this amount was recorded as a debt discount by increasing additional paid-in capital. This debt discount is being amortized to interest expense over the life of the underlying notes. The related unamortized debt discount amounted to $3,574,237 and $4,578,957 at March 31, 2003 and June 30, 2002, respectively.

In summary, the contractual maturities of the Company's outstanding convertible debt obligations at March 31, 2003, are as follows:

                                                         PRINCIPAL   DISCOUNTED
               FISCAL YEARS ENDING JUNE 30,               AMOUNTS     AMOUNTS
               -----------------------------------------------------------------

               2003 (remaining fiscal fourth quarter)   $   25,000   $   22,900
               2004 .................................    1,069,984    1,019,627
               2005 .................................           --           --
               2006 .................................           --           --
               2007 .................................    5,970,000    2,395,763
                                                        ----------   ----------
               Total convertible debt maturities ....    7,064,984    3,438,290
               Less current maturities ..............    1,094,984    1,042,527
                                                        ----------   ----------
               Total long-term maturities ...........   $5,970,000   $2,395,763
                                                        ==========   ==========

9.  STOCKHOLDERS' DEFICIT

On January 31, 2003, the Company issued 1,040,816 previously escrowed registered shares of its common stock to an institutional shareholder in full and final resolution of a dispute regarding the number of common shares it was

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  STOCKHOLDERS' DEFICIT (CONTINUED)

entitled to under a make-whole/anti-dilution provision of the original private placement offering. As part of this resolution, the institutional shareholder agreed to the cancellation of all outstanding stock purchase warrants held by it and to waive any potential liquidated damage claims it may have had against the Company pursuant to a related registration rights agreement.

During January 2003, the Company issued 448,390 shares of its common stock to the leaseholder of its office facilities in satisfaction of $44,839 in accrued rent.

During February 2003, the Company issued 50,000 shares of its common stock to a consultant in exchange for services with an estimated fair market value of $10,000.

During March 2003, the Company's Board of Directors authorized management to proceed with a "best efforts" private placement offering of up to 20,000,000 shares of the Company's common stock at a fixed price of $0.10 per common share. The Company sold 5,500,000 common shares to an existing principal shareholder, realizing $550,000 in gross cash proceeds, through March 31, 2003. Subsequent to March 31, 2003, the Company has sold an additional 4,490,000 common shares, realizing $449,000 in gross proceeds.

10. OPTION AND PURCHASE AGREEMENT

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The option exercise period is to expire thirty business days after the issuance of a pending federal court ruling on the Company's ownership of the patent. Should the pending court ruling be inconclusive or otherwise require additional action, clarification or analysis, then the option exercise period will be extended to the later of the expiration of an additional thirty business day period or seven business days following the actual resolution of all issues being examined by the court. The agreement stipulates that should the option be exercised the purchaser will provide the Company, for no stated consideration, an unlimited, exclusive, royalty-free license to utilize this patented technology in the consumer market, as defined, for the remaining legal life of the patent, including any subsequently obtained extensions. The option payment, as well as any future purchase payments, are refundable only in the event that (i) a federal court should rule, without the right of appeal, that the Company is not the owner of this patent or (ii) security interests recorded in the United States Patent and Trademark Office against this patent are not removed within a reasonable time following the Company's receipt of the full purchase price. The Company has reflected the $250,000 option payment received as deferred income on its balance sheet. To the extent that the Company's management continues to consider it a remote likelihood that either of the refund triggering events will occur, the Company will recognize the $250,000 option payment (i) as non-operating income upon the option's final expiration or (ii) and the $500,000 additional purchase payment, net of the patent's then unamortized carrying value ($583,681 at March 31, 2003) and a yet to be assigned fair value for the license received, as a non-operating gain on the sale of patent upon the option's exercise.

11. CONTINGENCIES

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

11. CONTINGENCIES (CONTINUED)

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


12. DEFERRED STOCK-BASED COMPENSATION

The Company continues to account for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), and related interpretations. APBO No. 25 provides that compensation expense relative to a company's employee stock options is measured based on the intrinsic value of the stock options at the measurement date. No stock-based employee compensation cost is reflected in the Company's reported net losses, as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the respective dates of grant.

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net losses presented below:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                         ------------------------------    ----------------------------
                                           MARCH 31,        MARCH 31,        MARCH 31,       MARCH 31,
                                             2003              2002            2003            2002
                                         -------------    -------------    ------------    ------------
Net loss, as reported ................   $  (1,753,507)   $  (4,432,181)   $ (4,693,794)   $(11,140,344)

Add: SFAS No. 123 compensation expense              --               --        (796,646)       (199,427)
                                         -------------    -------------    ------------    ------------

Pro forma net loss ...................   $  (1,753,507)   $  (4,432,181)   $ (5,490,440)   $(11,339,771)
                                         =============    =============    ============    ============

Net loss per share:

    Basic and diluted  - as reported .   $       (0.06)   $       (0.20)   $      (0.18)   $      (0.53)
                                         =============    =============    ============    ============

    Basic and diluted - pro forma ....   $       (0.06)   $       (0.20)   $      (0.20)   $      (0.54)
                                         =============    =============    ============    ============

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties, and in particular statements referring to our expectations for increased market penetration and improved gross margins from our recently introduced second generation consumer monitors and statements regarding our expectations that we can obtain necessary additional financing and investment. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the relevant markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing relatively new medical diagnostic devices, including technological advancements and innovations; consumer receptivity and preferences; availability, affordability and coverage terms of private and public medical insurance; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs; as well as those factors discussed elsewhere in this Form 10-QSB and in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussion under "Risk Factors - Substantial Doubt as to our Ability to Continue as a Going Concern" and elsewhere in our most recent Form 10-KSB for our fiscal year ended June 30, 2002, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form 10-KSB and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

INTRODUCTION

We are a consumer healthcare company primarily focused on developing, manufacturing and marketing home diagnostic devices to aid in the prevention, detection, and monitoring of cholesterol levels. The Company's current diagnostic product line principally consists of easy-to-use, hand-held, smart card-enabled total cholesterol monitors for use by health conscious consumers, at-risk patients and qualified medical professionals in assessing an individual's risk of developing heart disease. Through regular at-home testing with the Company's consumer monitors, an individual can continually assess the resulting benefits from diet modification, an exercise regiment and/or a drug therapy, thereby reinforcing their compliance with an effective cholesterol-lowering program.

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

In October 2002, after several months of extensive re-engineering efforts primarily aimed at achieving a substantial reduction in the fully manufactured cost of our first-generation consumer monitor, we debuted the following second-generation consumer monitors to the retail marketplace:

     o OUR BASIC-EDITION CONSUMER MONITOR. This monitor has the same clinically-accurate, total cholesterol-measuring capabilities as our first-generation consumer monitor yet features a lower suggested retail price of $119.95. However, it has been, and we expect that it will continue to be, promoted by certain retailers at a price below the psychologically important $100.00 price point for many consumers. Provided that we are able to obtain funding sufficient to conduct the advertising activities necessary to establish the prerequisite level of consumer awareness, we believe that the economic and psychological attractiveness of the lower retail price point will substantially increase the likelihood of the Company achieving its goal of broad market acceptance, including our initial entry into several high-volume, mass-merchandisers that have indicated an interest in carrying a lower-priced monitor. Most importantly, this new monitor has been designed and engineered to provide us with a substantially improved gross profit margin despite its lower wholesale price. As with our first-generation consumer monitor, this new monitor allows each individual user, with the separate purchase of one of our inexpensive personal health smart cards, to securely store via encryption up to 200 chronologically dated test results for subsequent retrieval and trend analysis, including the ability to readily compute an average total cholesterol level using the six most recent test results. The monitor is compact, portable and lightweight with dimensions of approximately 5.50" x 4.00" x 1.75", has a weight of approximately one pound and is warranted for one year from defects in materials or workmanship.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have significant working capital and stockholders' deficits at March 31, 2003. Additionally, we have realized limited sales revenues to date which we primarily attribute to our continued inability to fund the marketing activities believed necessary to develop broad market awareness and acceptance of our monitors. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2002 that expressed substantial doubt as to our ability to continue as a going concern. We have pursued, and continue to actively pursue, a number of initiatives intended to provide timely remedies to these adverse conditions. Our most recent and ongoing significant initiatives are summarized below.

In October 2002, we debuted our second-generation, basic-edition consumer monitor from which we have realized, and expect to continue to realize, a substantially increased gross margin despite the monitor having both a lower wholesale price to retailers and a lower suggested retail price to consumers. This monitor has been, and we expect that it will continue to be, promoted by certain larger retailers at a price below the psychologically important $100.00 price point for many consumers. Provided that we are able to obtain funding sufficient to conduct the advertising activities necessary to establish the prerequisite level of consumer awareness, we believe that the economic and psychological attractiveness of this monitor's lower retail price point will substantially increase the likelihood of us achieving our goal of broad market acceptance. However, to date, we have not been able to fund or conduct such advertising, and as a consequence, we have not been able to establish broad consumer awareness of our products in general, or of this monitor in particular. As such, it must be noted by our current and prospective investors that our ability to sufficiently promote our monitors, support and sustain our existing retail relationships, cultivate, support and sustain additional retail relationships, and ultimately realize our business plan, remains highly contingent upon our achieving timely and significant improvements to our current financial condition, and thereby removing any substantial doubt among retailers and consumers regarding our ability to continue as a going concern.

With respect to our current financial condition, we continue to remain actively engaged in discussions and negotiations with a number of interested parties regarding potentially significant equity infusions and/or long-term financings. We have engaged an investment banking firm to assist us in our efforts. While no such significant infusions or financings have been consummated to date, we remain encouraged by the level of interest expressed by certain of these parties. In the interim, we have obtained, and will continue our efforts to obtain, less significant infusions or financings, primarily from our existing principal investors and lenders, sufficient to fund our critical and immediate basic operating needs. In this regard, during March 2003, our Board of Directors authorized us to proceed with a "best efforts" private placement offering of up to 20,000,000 shares of our common stock at a fixed price of $0.10 per common share. Through March 31, 2003, we sold 5,500,000 common shares to an existing principal shareholder, realizing $550,000 in gross cash proceeds. These proceeds were primarily utilized to satisfy $300,000 of convertible debt that had become due and payable in March 2003 and to fund certain critical accounts payable and payroll obligations. Subsequent to March 31, 2003, we have sold an additional 4,490,000 common shares, realizing $$449,000 in gross cash proceeds. Additionally, on May 1, 2003, we were successful in converting $2,000,000 of outstanding borrowings under a revolving credit facility for which repayment had become due and payable into a twenty-four month term loan at a reduced rate of interest. The repayment terms of this loan are intended to provide us with additional monthly cash flow compared with that which has been recently available to us under the revolving credit facility. However, there can be no assurance that this additional monthly cash flow will be significant, or even realized, as such is predicated upon the level of each month's assigned accounts receivable collections. It must be noted by our current and prospective investors that there can be no assurance that we will be successful in our current and future efforts to procure critical short or long-term funding.

With respect to our cost structure, we have progressively taken a series of difficult, yet necessary, cost-cutting measures over the preceding several months. The most significant of which has been the elimination of substantially all non-critical personnel, consultants and infrastructure. Concurrent with the completion of all re-engineering activities associated with the development and refinement of our second-generation monitors, we eliminated

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

substantially all of our product research and development expenditures as of December 31, 2002. We expect that our quarterly product research and development needs and expenditures for the foreseeable future will not exceed the nominal $20,622 incurred during the three months ended March 31, 2003. Most recently, on April 18, 2003, additional marginally critical personnel were terminated and the following prospective pay cuts were implemented: a 33% reduction in all management salaries, a 10% reduction in all other annual salaries, and a 10% workweek reduction for all hourly employees. We currently operate with a core staff of 25 critical employees, as compared to 38 employees at June 30, 2002. It must be noted by our current and prospective investors that, given our current financial condition, there can be no assurance that we will be successful in retaining our remaining critical employees, including key management personnel.

There can be no assurance that our recent or ongoing initiatives will ultimately be sufficiently successful. Our current and prospective investors must note that any inability by us to timely procure significant equity infusions and/or long-term financings adequate to fund our ongoing operations, including those marketing activities necessary to support and grow our sales, or to service our significant accounts payable and debt obligations, will likely have material adverse consequences on our business operations, and as a result, on our consolidated financial condition, results of operations and cash flows.

OUR RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal quarter ended March 31, 2003 ("fiscal 2003 third quarter") were $649,093, a decrease of $225,806, or 25.8%, as compared to $874,899 for the fiscal quarter ended March 31, 2002 ("fiscal 2002 third quarter"). For the nine months ended March 31, 2003 ("first nine months of fiscal 2003"), our consolidated net sales were $3,711,642, an increase of $718,545, or 24.0%, as compared to $2,993,097 for the nine months ended March 31, 2002 ("first nine months of fiscal 2002"). Consistent with our continuing principal focus on the retail marketplace, our consumer monitor sales accounted for substantially all of our consolidated net sales during each of the above fiscal 2003 and 2002 periods.

We primarily attribute the decrease in our consolidated net sales for the fiscal 2003 third quarter to our decision to facilitate the transition to our second-generation consumer monitors by certain of our existing retailers by volunteering to accept approximately $135,000 in returns of our first-generation consumer monitors. We primarily attribute the balance of the fiscal 2003 third quarter decrease to our inability, given our current lack of funding, to advertise. This contrasts with the comparative fiscal 2002 third quarter during which we were able to conduct certain advertising activities. With respect to the first nine months of fiscal 2003, we primarily attribute the increase in our consolidated net sales to our fulfillment in October 2002 of an $851,475 initial order from a prominent national drug store chain, being slightly offset by normal fluctuations in the amount and timing of product reorders from existing retailers, including a small number of disproportionately significant national and regional drug and pharmacy-featuring grocery store chains.

We realized a consolidated gross profit of $194,275 for the fiscal 2003 third quarter, an increase of $132,854, or 216.3%, as compared to a consolidated gross profit of $61,421 for the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our consolidated gross profit was $1,238,913, an increase of $1,335,388, or 1,384.2%, as compared to a consolidated gross loss of $96,475 for the first nine months of fiscal 2002. Our resulting gross margins were 29.9% and 33.4% for the fiscal 2003 third quarter and first nine months, respectively, as compared to 7.0% and (3.2%) for the fiscal 2002 third quarter and first nine months, respectively. Our gross margins for the fiscal 2003 periods represent a blended gross margin rate from sales of both our first and second-generation monitors whereas our gross margins for the comparative fiscal 2002 periods were exclusively from sales of our first-generation monitors. As previously discussed, our second-generation monitors were designed and engineered to provide us with substantially improved profitability as compared to our introductory first-generation consumer monitors. Our consolidated gross loss and negative gross margin for the comparative first nine months of fiscal 2002 also reflects the adverse impacts of introductory pricing discounts and incentives granted to certain retailers to achieve initial market penetration for our first-generation consumer monitors.

It should be noted that we expect to continue to realize a blended gross margin for the next few fiscal quarters as we attempt to sell-through our remaining inventory of less-profitable, first-generation consumer monitors, primarily with smaller, less prominent, direct marketers. During such time, we may also offer incentive wholesale pricing in certain cases on these first-generation monitors which would adversely impact the resulting blended gross margins.

Despite the substantially improved gross profits and margins we are realizing from sales of our second-generation consumer monitors, it must be noted by our current and future investors that our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly contingent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. Should we be unsuccessful in our current efforts to timely procure equity infusions or debt financing sufficient to fund essential marketing activities, substantially all of which marketing activities currently are on hold, the likelihood of us achieving the prerequisite broad market awareness and acceptance of our consumer monitors will be remote.

Our consolidated total operating expenses were $1,302,508 (inclusive of $54,839 in non-cash charges) for the fiscal 2003 third quarter, a decrease of $1,672,830, or 56.2%, from the $2,975,338 (inclusive of $509,377 in non-cash charges) incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our total operating expenses were $3,915,262 (inclusive of $129,163 in non-cash charges), a decrease of $3,999,535, or 50.5%, from the $7,914,797 (inclusive of $1,158,388 in non-cash charges) incurred during the first nine months of fiscal 2002. As further detailed below, these decreases primarily were attributable to various cost containment and cash preservation measures which we have undertaken during the first nine months of fiscal 2003 as our liquidity position has further deteriorated.

Our consolidated sales and marketing expenses were $315,301 for the fiscal 2003 third quarter, a decrease of $430,033, or 57.7%, from the $745,334 incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our sales and marketing expenses were $778,715, a decrease of $1,306,565, or 62.7%, from the $2,085,280 incurred during the first nine months of fiscal 2002. These expense decreases primarily were attributable to our substantially reduced advertising and promotional activities and, to a significantly lesser extent, headcount reductions and curtailed travel to and participation in trade shows.

Our consolidated general and administrative ("G&A") expenses were $860,116 (inclusive of $54,839 in non-cash charges) for the fiscal 2003 third quarter, a decrease of $453,489, or 34.5%, from the $1,313,605 (inclusive of $251,377 in non-cash charges) incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our G&A expenses were $2,495,719 (inclusive of $129,163 in non-cash charges), a decrease of $1,531,241, or 38.0%, from the $4,026,960 (inclusive of $900,388 in non-cash charges) incurred during the first nine months of fiscal 2002. These expense decreases were realized in a number of G&A expense categories. Most prominent was our substantially decreased professional service fees, consisting primarily of non-cash charges for equity-based compensation, due to the completion, contraction or discontinuance of non-critical consulting engagements. To a significantly lesser extent, we realized various cost savings as a result of administrative and technical support headcount reductions, including salaries and related benefits, travel, rent, utilities, telecommunications, insurance and supplies. Additionally, with the October 2002 introduction of our second-generation consumer monitors, we substantially reduced, and during our fiscal 2003 third quarter totally eliminated, royalty fees arising from the utilization of a third-party's optical measuring technology in our first-generation consumer monitors. Slightly offsetting the preceding expense reductions were increased legal fees incurred in connection with patent enforcement litigation, a provision established for a potentially uncollectable trade receivable, and increased stock listing fees.

Our product research and development expenses were $20,622 (inclusive of $0 in non-cash charges) for the fiscal 2003 third quarter, a decrease of $555,596, or 96.4%, from the $576,218 (inclusive of $258,000 in non-cash charges) incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our product research and development expenses were $292,687 (inclusive of $0 in non-cash charges), a decrease of $517,381, or 63.9%, from the $810,068 (inclusive of $258,000 in non-cash charges) incurred during the first nine months of fiscal 2002. These expense decreases primarily were attributable to reductions in salaries and related benefits and travel and meeting expenses realized during our fiscal 2003 third quarter as the development of our second-generation consumer monitors was substantially completed by the end of our preceding fiscal 2003 first quarter and certain continuing engineering activities aimed at achieving further product cost refinements were completed during our preceding fiscal 2003 second quarter. We expect that our quarterly product research and development needs and expenditures for the foreseeable future will not exceed the nominal $20,622 incurred during our fiscal 2003 third quarter.

Our non-cash depreciation and amortization expenses were $106,469 for the fiscal 2003 third quarter, a decrease of $233,712, or 68.7%, from the $340,181 incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our non-cash depreciation and amortization expenses were $348,141, a decrease of $644,348, or 64.9%, from the $992,489 incurred during the first nine months of fiscal 2002. These expense decreases primarily were attributable to significant decreases as of the preceding June 30, 2002 fiscal year-end in the amount of our amortizable intangible assets due to impairment write-offs. We expect that our quarterly depreciation and amortization expenses for the foreseeable future will not exceed the $106,469 incurred during our fiscal 2003 third quarter.

Primarily as a result of the foregoing, our loss from operations for the fiscal 2003 third quarter was $1,108,233, a decrease of $1,805,684, or 62.0%, from the $2,913,917 incurred during the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our loss from operations was $2,676,349, a decrease of $5,334,923, or 66.6%, from the $8,011,272 incurred during the first nine months of fiscal 2002.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses were $645,274 (inclusive of $410,318 in non-cash charges) in the fiscal 2003 third quarter, a decrease of $872,990, or 57.5%, from the $1,518,264 (inclusive of $1,201,059 in non-cash charges) incurred in the fiscal 2002 third quarter. For the first nine months of fiscal 2003, our net non-operating expenses were $2,017,445 (inclusive of $1,230,954 in non-cash charges), a decrease of $1,111,627, or 35.5%, from the $3,129,072 (inclusive of $2,477,569 in non-cash charges) incurred during the first nine months of fiscal 2002. These net decreases primarily are attributable to the comparative fiscal 2002 periods reflecting the then immediate recognition of significant unamortized debt discount and financing cost balances in connection with various debt-to-equity conversions. To a lesser extent, the comparative fiscal 2002 periods reflect certain significant non-cash charges incurred to induce these conversions and the previously incurred interest expenses. Partially offsetting these comparative decreases primarily were interest expenses incurred during the fiscal 2003 periods in connection with outstanding borrowings under our then existing revolving credit facility.

Primarily as a result of the foregoing, we incurred a net loss of $1,753,507 ($0.06 per basic and diluted share) in the fiscal 2003 third quarter as compared to a net loss of $4,432,181 ($0.20 per basic and diluted share) in the fiscal 2002 third quarter. For the first nine months of fiscal 2003, we incurred a net loss of $4,693,794 ($0.18 per basic and diluted share) as compared to a net loss of $11,140,344 ($0.53 per basic and diluted share) for the first nine months of fiscal 2002.

OUR LIQUIDITY AND CAPITAL RESOURCES

General

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

Substantial Doubt Regarding Our Ability to Continue as a Going Concern

As discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," we have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we have significant working capital and stockholders' deficits at March 31, 2003. Additionally, we have realized limited sales revenues to date which we primarily attribute to our continued inability to fund the more extensive marketing activities we believe necessary to develop broad market awareness and acceptance of our monitors. Primarily as a result of the aforementioned factors, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2002, that expressed substantial doubt as to our ability to continue as a going concern. It must be noted by our current and future investors that any inability by us to timely procure significant equity infusions and/or long-term financings adequate to fund our ongoing operations, including those marketing activities necessary to support and grow our sales, or to service our significant accounts payable and debt obligations, will likely have material adverse consequences on our business operations, and as a result, on our consolidated financial condition, results of operations and cash flows.

Our Revolving Credit Facility and Recent Conversion Thereof

Effective May 1, 2003, we renegotiated our existing revolving credit facility agreement with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to us upon our full repayment of the term loan. Either loan may be prepaid at any time, without penalty, at our option. As with the original revolving credit facility, both loans are secured and collateralized by our accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins.

The repayment terms of the term loan are intended to provide us with additional monthly cash flow compared with that which has been recently available to us under the revolving credit facility. However, there can be no assurance that this additional monthly cash flow will be significant, or even realized, as such is predicated upon the level of each month's assigned accounts receivable collections.

As a result of the preceding, we no longer have any established credit facilities in place for future borrowings.

Our Cash Flows and Working Capital Deficiency

Our operating activities utilized $1,253,944 in cash and cash equivalents during the first nine months of fiscal 2003, a decrease of $6,211,763, or 83.2%, from the $7,465,707 in cash and cash equivalents utilized during the first nine months of fiscal 2002. On a comparative fiscal period-to-period basis, our substantially lower utilization substantially reflects the $6,446,550 decrease in our net loss. To a significantly lesser extent, our lower utilization reflects the positive cash flow effects of decreased inventories and prepaid expenses and increased accounts payable and accrued liabilities. Partially offsetting these positive cash flow effects were the negative cash flow effects of increased accounts receivable and lower overall add-backs for various non-cash charges related to amortization, depreciation, inducement, compensation, and other expenses.

Our investing activities utilized $16,407 in cash and cash equivalents during the first nine months of fiscal 2003, a decrease of $299,584, or 94.8%, from the $315,991 in cash and cash equivalents utilized during the first nine months of fiscal 2002. Our decreased utilization primarily is attributable to lower capital expenditures. To a lesser extent, the favorable comparison is attributable to the comparative first nine months our fiscal 2002 reflecting cash outlays for software development costs, which were slightly offset by cash inflows from repayments of a note receivable by an officer.

Our financing activities provided $680,854 in cash and cash equivalents during the first nine months of fiscal 2003, a decrease of $5,521,115, or 89.0%, from the $6,201,969 in cash and cash equivalents provided during the first nine months of fiscal 2002. The first nine months of fiscal 2003 reflect cash inflows from borrowings made under our then existing revolving credit facility, issuances of common stock, the sale of an option to purchase a unutilized patent and the redemption of a previously restricted certificate of deposit, being partially offset by cash outflows in the form of principal payments on capital lease obligations, notes payable and convertible debt. In contrast, the first nine months of fiscal 2002 reflect substantially larger cash inflows in the form of proceeds from issuances of common stock and convertible debt, being only slightly offset by cash outflows in the form of principal payments on capital lease obligations, notes payable and convertible debt.

As a result of the foregoing, our cash and cash equivalents decreased by $589,497 to $357 at March 31, 2003 from $589,854 at June 30, 2002. Our working capital deficiency increased by $3,507,539 to $4,665,501 at March 31, 2003 from $1,157,962 at June 30, 2002. The decrease in our cash and cash equivalents balances and the increases in our accounts payable, accrued liabilities and revolving credit facility balances during the first nine months of fiscal 2003 primarily reflect our funding of ongoing, yet curtailed, basic operations, minimal servicing of obligations to certain critical vendors, and our postponed servicing of obligations to less or non-critical vendors. We remain actively engaged in discussions with those vendors with which we are significantly past due in our payment obligations in an effort to obtain forbearances either in the amounts owed or in the timing, form and amounts of repayments. Although we have been successful to date in obtaining forbearances from certain vendors, there can be no assurance that we will continue to be successful in obtaining other necessary forbearances. Any inability by us to either obtain timely and adequate forbearances or to obtain and maintain minimally satisfactory relationships with critical vendors will likely have a material adverse impact on our business, and as a result, on our consolidated financial condition, results of operations and cash flows.

Our Convertible Debt Obligations

The contractual maturities of our outstanding convertible debt obligations at March 31, 2003, are as follows:

                                                         PRINCIPAL   DISCOUNTED
               FISCAL YEARS ENDING JUNE 30,               AMOUNTS     AMOUNTS
               -----------------------------------------------------------------

               2003 (remaining fiscal fourth quarter)   $   25,000   $   22,900
               2004 .................................    1,069,984    1,019,627
               2005 .................................           --           --
               2006 .................................           --           --
               2007 .................................    5,970,000    2,395,763
                                                        ----------   ----------
               Total convertible debt maturities ....    7,064,984    3,438,290
               Less current maturities ..............    1,094,984    1,042,527
                                                        ----------   ----------
               Total long-term maturities ...........   $5,970,000   $2,395,763
                                                        ==========   ==========

Our Off-Balance Sheet Liabilities

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States of America. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Our aggregate minimum annual lease payment requirements under operating leases as of March 31, 2003, are as follows:
$29,420 in fiscal 2003 (remaining fiscal fourth quarter), $31,034 in fiscal 2004 and $4,299 in fiscal 2005, with none thereafter. Additionally, certain contracts with our principal vendors contain put provisions that could potentially require us to make certain compensating payments in the event we were to not fulfill certain minimum purchase requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

Our Planned Capital Expenditures

The only significant capital expenditure we have currently planned is for the fiscal 2004 purchase or lease of an additional automated packing machine with an estimated price of $325,000. However, this expenditure will remain contingent upon our procurement of significant equity infusions and/or long-term debt financing, as previously discussed.

OUR OTHER MATTERS

Our Seasonal and Inflationary Influences

Although we remain in the relatively early stages of the national introduction and roll-out of our consumer monitors to retailers, we have begun to experience certain seasonal sales influences consistent with our initial expectations. In particular, we expect, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 will continue to benefit from increased orders by retailers for the holiday shopping season. Conversely, we expect that our subsequent fiscal third quarter ending March 31 will continue to experience decreased orders as retailers seek to sell-through any surplus holiday stock and return to more normal inventory levels.

To date, we have not been materially impacted by inflationary influences.

Our Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as our outstanding convertible debt is variable in nature with interest rates that fluctuate with the prime rate. Based on our current aggregate variable debt level, we believe that the prime rate would have to increase significantly, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for the remainder of fiscal 2003, fiscal 2004, and possibly beyond. However, in the future, we may increase the level of our variable rate debt, which could increase our exposure to these market risks.

We currently are not materially exposed to currency market risks. However, in the future, we may enter into agreements subject to underlying foreign currency adjustments, or contracts directly denominated in non-U.S. dollar currencies, that could increase our exposure to these market risks.

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

Recently Issued Accounting Standards Not Yet Adopted

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We currently believe that the adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

Our Legal Proceedings

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United

Our Legal Proceedings (continued)

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

ITEM 3.  OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this Quarterly Report of Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of March 31, 2003, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, we issued the following securities during our fiscal 2003 third quarter ended March 31, 2003.

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

During January 2003, the Company issued 448,390 shares of its common stock to the leaseholder of its office facilities in satisfaction of $44,839 in accrued rent.

During February 2003, the Company issued 50,000 shares of its common stock to a consultant in exchange for services with an estimated fair market value of $10,000.

During March 2003, the Company's Board of Directors authorized management to proceed with a "best efforts" private placement offering of up to 20,000,000 shares of the Company's common stock at a fixed price of $0.10 per common share. The Company sold 5,500,000 common shares to an existing principal shareholder, realizing $550,000 in gross cash proceeds, through March 31, 2003. Subsequent to March 31, 2003, the Company has sold an additional 4,490,000 common shares, realizing $449,000 in gross proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

PART II. OTHER INFORMATION (CONTINUED)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the three months ended March 31, 2003.

Exhibits
--------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 20th day of May 2003.


                                                LIFESTREAM TECHNOLOGIES, INC.

                                                By:  /s/ Brett Sweezy
                                                     -------------------------
                                                     Brett Sweezy
                                                     Chief Financial Officer

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


Date:  May 20, 2003

                                                /s/ Christopher Maus
                                                -----------------------------
                                                Christopher Maus
                                                Chief Executive Officer

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


Date:  May 20, 2003

                                                 /s/ Brett Sweezy
                                                 -------------------------
                                                 Brett Sweezy
                                                 Chief Financial Officer