Form 10KSB
period 2003-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2003-10-01
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              ____________________


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

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check if registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year ended June 30, 2003 --- $4,236,653.

The aggregate market values of the voting and non-voting common equity held by non-affiliates of the registrant were $3,613,795 and $8,269,844 as of December 31, 2002 (last business day of fiscal 2003 second fiscal quarter) and August 29, 2003, respectively, based upon the closing prices of $0.18 and $0.19, respectively, on the American Stock Exchange ("AMEX"). Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of August 29, 2003, 99,794,590 shares of the registrant's $.001 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business disclosure format.   Yes [   ]  No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

      ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2003


                                                                           Page
                                                                           ----

                                     PART I

Item 1.  Our Business                                                         4
Item 2.  Our Properties                                                      15
Item 3.  Our Legal Proceedings                                               15
Item 4.  Our Submission of Matters to a Vote of Security Holders             16


                                     PART II

Item 5.  Our Market for Common Equity and Related Stockholder Matters        17
Item 6.  Our Management's Discussion and Analysis                            19
Item 7.  Our Consolidated Financial Statements                               34
Item 8.  Our Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures                                     59


                                    PART III

Item 9.  Our Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act            60
Item 10. Our Executive Compensation                                          60
Item 11. Our Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                  60
Item 12. Our Certain Relationships and Related Transactions                  60
Item 13. Our Exhibits and Reports on Form 8-K                                60
Item 14. Our Controls and Procedures                                         60

Signatures                                                                   61

Exhibit Index                                                                62

                                     PART I


Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current consumer device, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a yet to be established product marketplace, consumer preferences, perceptions and receptiveness with respect to our device, our critical capital raising efforts in an uncertain and volatile economical environment, our pending submission of critical proposals to our shareholders, our ability to maintain the listing of our common shares on the American Stock Exchange, our ability to maintain an existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Our Risks and Uncertainties," and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

ITEM 1.  OUR BUSINESS

AN INTRODUCTION

We market a proprietary over-the-counter, total cholesterol monitoring device for at-home use by both health-conscious and at-risk consumers ("our consumer device"). Our consumer device enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

Once an individual is diagnosed with an elevated total cholesterol level, our consumer device enables an individual to readily ascertain and track certain collective benefits being derived from diet modification, an exercise regiment and drug therapy. By doing so, we believe that an individual's long-term adherence to an effective cholesterol-lowering program is reinforced.

We introduced our current consumer device to the retail marketplace in October 2002. It is the successor to a consumer device that we first debuted in January 2001. See "Our Business - Our Prior Corporate History" for further details.

Our current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and Internet-based direct marketers and independent pharmacies. To date, our ability to conduct those significant marketing activities that we deem critical to building broad market awareness of, and demand for, our consumer device has been severely limited due to financial constraints. However, subsequent to our most recent fiscal year ended June 30, 2003, we have been successful in obtaining a portion of the long-term financing we have sought to enable us to begin to move forward with such marketing. See "Our Management's Discussion and Analysis - Substantial Doubt Regarding Our Ability to Continue as a Going Concern" for further details.

OUR CURRENT CONSUMER DEVICE

Our current consumer device has a suggested retail price of $119.95, but is routinely offered by certain of our more prominent retail store chain customers at a price below the psychologically important $100.00 price point for many consumers. We are selling our current consumer device to customers at an average wholesale price significantly less than that which we historically sold our predecessor consumer device, yet we are realizing a substantially improved average gross margin as a result of its reengineered technological platform. See "Our Management's Discussion and Analysis - Our Consolidated Results of Operations" for further details.

Our current consumer device:

         o Provides a quantified total cholesterol reading from a single drop of blood within three minutes without any prior fasting,

         o Meets the measurement precision guidelines set forth by the National Cholesterol Education Program,

         o Classifies individual test results using the American Heart Association's risk-level categories for total cholesterol in adults (i.e., "Desirable," "Borderline," and "High"),

         o        Utilizes inexpensive, disposable dry-chemistry test strips,

         o Computes an individual's rolling average total cholesterol level based on their six most recent test results,

         o Allows for the secure storage, via encryption, of up to 200 chronologically-dated test results onto an optional smart card, which is inserted into an existing slot within our device, for subsequent retrieval and longer-term trend analysis,

         o Is compact, lightweight and portable with dimensions of approximately 5.50" x 4.00" x 1.75" and a weight of approximately one pound,

         o        Operates on the power of two AAA batteries,

         o Is warranted for one year from defects in materials or workmanship.


To perform a test, an individual merely sticks their finger using an accompanying sterile lancing device and deposits a single drop of blood onto one of our disposable, dry chemistry test strips that has been previously inserted into an opening at the optical head of the device. The test strip then initiates a chroma-phor reaction with lipoprotein to produce a color change in direct proportion to the quantity of total cholesterol detected in the blood sample. The resulting color change is then read by the device's integrated photometry system and electronically converted into a clinically accurate, quantified measurement of total cholesterol that is displayed within three minutes on an integrated easy-to-read, liquid-crystal display screen.

OUR RELATED SUPPLIES AND ACCESSORIES

We offer the following supplies and accessories for use with our consumer device:

         o OUR TEST KIT REFILLS. Our test kit refills, which include six individually packaged testing packets, have a suggested retail price of $19.95. Each single-use, disposable testing packet contains a dry-chemistry total cholesterol test strip, a sterile lancet, an alcohol swab, and a band-aid.

         o OUR "DATA CONCERN" PERSONAL HEALTH SMART CARDS. Our "Data Concern" Personal Health Smart Cards are individually packaged and have a suggested retail price of $19.95.

         o OUR "PLUS-EDITION" CONSUMER DEVICE BUNDLE. Our "Plus-Edition" Consumer Device Bundle, which has a suggested retail price of $129.95, includes a consumer device, a complementary CD-ROM software program, a serial cable and an extended three-year warranty. By connecting our consumer device to a personal computer via the serial cable and installing our software, an individual can compute a longer-term rolling average of their historical test results and convert such into detailed, easy-to-understand printable charts. We believe that these value-added analytical features enable an individual to more readily ascertain and track the collective benefits being derived over an extended period of time from diet modification, an exercise regiment and drug therapy, thereby further reinforcing their ongoing adherence to an effective cholesterol-lowering program.

OUR CONSUMER MARKETPLACE

The American Heart Association ("AHA"), as well as the National Heart, Lung and Blood Institute's ("NHLBI") renown Framingham Heart Study ("FHS"), have identified elevated total cholesterol as a primary contributor to coronary heart disease ("CHD") and other forms of cardiovascular disease ("CVD"). In its "2003 Heart and Stroke Statistical Update," the AHA estimates the following for U.S. adults age 20 and older, based on the most recent available data:

         o CHD is the single largest cause of premature death and permanent disability among both men and women,

         o 42 million adults have "high" total cholesterol levels (240 + milligrams per deciliter),

         o 63 million adults have "borderline-high" total cholesterol levels (200 to 239 milligrams per deciliter),

         o 50% of the men and 63% of the women who died suddenly from CHD in 2000 had no previous symptoms,

         o The lifetime risk of developing CHD after age 40 is 49% for men and 32% for women,

         o        650,000 adults will have a new coronary attack during 2003,

         o 450,000 adults will have a recurrent coronary attack during 2003,

         o $129.9 billion of CHD-related annual costs (including lost productivity and morbidity) in 2000.

Additionally, the NHLBI established the National Cholesterol Education Program ("NCEP") in 1985 to educate consumers and medical professionals about the importance of knowing one's total cholesterol level and to establish guidelines for the detection, evaluation and treatment of elevated total cholesterol in adults. The NCEP recommends that all adults obtain a complete lipoprotein profile (i.e., total cholesterol, LDL "bad" cholesterol, HDL "good" cholesterol and triglycerides), which typically is obtained through a general physician, at least once every five years. Once an individual is diagnosed with elevated total cholesterol and prescribed a cholesterol-lowering drug, the NCEP recommends subsequent testing as frequent as every six weeks. In its May 2001 report entitled "Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults," the NCEP reinforced its historical endorsement of intensive cholesterol-lowering treatments for adults with CHD but added a new major focus on primary prevention, including intensive cholesterol-lowering treatments for adults possessing multiple CHD risk factors.

OUR SALES AND MARKETING EFFORTS

To date, our ability to conduct those significant marketing activities that we deem critical to building broad market awareness of, and demand for, our consumer device has been severely limited due to financial constraints. As a result, our marketing efforts primary have been limited to using our current base of critical employees to sustain, cultivate and build upon our existing relationships with national and regional drug and pharmacy-featuring retail store chains, and, to a lesser extent, specialty catalog and Internet-based direct marketers and independent pharmacies. During fiscal 2003, our specific marketing activities principally consisted of periodically participating in cooperative advertising campaigns with certain of our existing retail customers, providing device brochures and discount coupons to pharmacies for subsequent distribution to their customers, occasionally participating in trade shows, and conducting telephonic and in-person presentations to certain potential customers. We have also attempted to promote our corporate web sites (www.lifestreamtech.com and www.knowitforlife.com) where we provide, among other things, educational information regarding cholesterol, online ordering of products and a retail store locator.

In the near term, we aspire to further penetrate the retail marketplace with our consumer device by establishing additional relationships with similar retail organizations. Over the long term, we aspire to add high-volume, mass-merchandising retail chains.

Subsequent to our most recent fiscal year ended June 30, 2003, we have been successful in obtaining a portion of the long-term financing we have sought to enable us to move forward with our marketing plan. We currently plan on utilizing the majority of the net proceeds realized to date primarily to begin targeted radio and magazine advertising. See "Our Management's Discussion and Analysis - Substantial Doubt Regarding Our Ability to Continue as a Going Concern" and "Our Risks and Uncertainties - We Are Relatively Inexperienced With Advertising" for further details.

OUR SALES CONCENTRATIONS WITH MAJOR CUSTOMERS

Our past sales have been, and we currently expect that our sales for the foreseeable future will be, dependent upon a few major customers. During fiscal 2003 and 2002, our sales concentrations with major customers were as follows:

                                                          FISCAL YEAR ENDED
                                                         JUNE 30,      JUNE 30,
                                                           2003         2002
                                                        ---------      -------

         Rite Aid Corporation .........................     24%           --
         CVS Corporation ..............................     23%           14%
         Eckerd Corporation ...........................      7%           19%
         Albertson's, Inc. ............................      5%            8%
         Dr. Leonard's Healthcare Corporation .........      2%           10%
         AmerisourceBergen Corporation ................      2%            7%

We primarily attribute our historical sales concentrations to our limited revenue base, our more recent focus on establishing relationships with national and regional drug and pharmacy-featuring grocery store chains, and our inability, given financial constraints, to conduct the marketing activities we deem critical to the establishment of a broad retail customer base. See "Our Management's Discussion and Analysis - Our Consolidated Results of Operations and Our Consolidated Liquidity and Capital Resources" and "Our Risks and Uncertainties - We Remain Dependent Upon A Few Major Customers" for further details.

OUR EMPLOYEES

Our employees at June 30, 2003 and 2002, distributed among our functional areas, were as follows:

                                              June 30, 2003          June 30, 2002
                                              -------------          -------------
                                            Full-Time  Part-Time  Full-Time   Part-Time
                                            ---------  ---------  ---------   ---------
Administration and Finance ............         10          0         11          1
Product Assembly, Testing and Packaging          5          0          6          2
Sales, Marketing and Customer Service .          2          0          7          1
Information Technical Services ........          0          0          6          0
Product Research and Development ......          0          0          4          0
                                            --------------------  ---------------------
    Total Employees ...................         17          0         34          4
                                            --------------------  ---------------------

We currently engage our former Chief Information Technology Officer on an as-needed consulting basis to meet any day-to-day information technical services.

None of our employees currently are parties to collective bargaining agreements. We consider our employee relations overall to be satisfactory.

See "Our Management's Discussion and Analysis - Substantial Doubt Regarding Our Ability to Continue as a Going Concern and Our Consolidated Results of Operations" for discussions regarding our employee headcount reductions made during fiscal 2003 as part of our cash-preservation and cost-cutting initiatives. See "Our Risks and Uncertainties - We Are Dependent Upon Our Key Management Personnel" for details regarding our continuing dependency on key management personnel.

OUR PRINCIPAL VENDORS AND RELATED ASSEMBLY, PACKAGING AND DISTRIBUTION
OPERATIONS

Our current principal vendors are as follows:

         o SERVATRON INC. Our consumer device and related calibration keys are being assembled, on an individual purchase order basis, by Servatron Inc. ("Servatron") in Spokane, Washington.

         o ROCHE DIAGNOSTICS GMBH. We are party to a licensing and manufacturing agreement with Roche Diagnostics GmbH ("Roche") (a German corporation) in Mannheim, Germany, that expires on December 31, 2004, pursuant to which we procure the following:

                  Disposable, Dry-Chemistry Test Strips. Our agreement with Roche currently grants us the exclusive right to market and distribute its proprietary test strips in the U.S. We currently procure these test strips from Roche on an individual purchase order basis. As we did not meet the calendar 2002 minimum sales threshold set forth in the agreement, Roche began prospectively assessing us a 10% price surcharge in exchange for agreeing to maintain our U.S. exclusivity. This surcharge was based on our revised sales forecasts for the duration of the agreement. Should we fail to meet meet these sales forecasts, Roche may impose a more significant price surcharge on us as a condition to further maintaining our U.S. exclusivity.

                  Optics Technology. Our agreement with Roche licenses us its proprietary optics technology, which we utilized in our predecessor consumer device in exchange for an agreed-upon royalty per device sold. However, we recognized no royalty obligation on sales of our current consumer device, which we began selling in October 2002, as we viewed the re-engineered optics technology used in this device as being proprietary to us, and not Roche. In February 2003, Roche inquired of us regarding the absence of any royalty payments on sales of our current consumer device to which we responded with our position. In May 2003, Roche asserted in a letter to us that the subject optics technology was, in their opinion, still subject to royalties under our agreement. Given our continuing material dependency on Roche for its test strips and not wanting to possibly jeopardize such relationship, we responded in July 2003 with a letter proposing a substantially lower royalty on each device sold and retroactively recognized a corresponding royalty obligation accrual, which is reflected in our accompanying fiscal 2003 consolidated financial statements. To date, Roche has neither indicated their acceptance nor rejection of our proposal. As such, the ultimate resolution of this matter remains uncertain. However, we believe that any reasonably likely incremental royalty obligation would not be material to our accompanying fiscal 2003 consolidated financial statements or to our expected future consolidated financial statements. Although there can be no assurance of such, we believe that Roche, given our long-standing relationship, will be inclined to agree to mutually acceptable royalty terms.


On May 22, 2003, we entered into a structured settlement agreement with Roche to prospectively service and ultimately satisfy $996,921 in overdue accounts payable to them. Our payment obligations under this agreement are as follows:
$250,000 on or before June 30, 2003 (which was timely paid), $250,000 on or before September 30, 2003 (which was timely paid), and $496,921 on or before December 31, 2003. Our ability to make the December 31, 2003 payment remains contingent upon us obtaining a significant portion of the long-term financing we continue to seek prior thereto.

Although we would likely incur short-term disruptions that would likely materially adversely impact our business, financial condition, results of operations and cash flows, we believe that the services currently procured from Servatron could be obtained from a number of companies available to us in the marketplace. In contrast, as the functionality of our consumer device is materially dependent upon the dry-chemistry total cholesterol test strips provided by Roche and the optics technology incorporated within, to which Roche is asserting royalty rights, any disruption in our relationship with Roche would likely have material and long-lasting adverse impacts on our business, financial condition, results of operations and cash flows, from which we would not likely recover. Additionally, should we ever lose our U.S. exclusivity for Roche's total cholesterol dry-chemistry test strips, our consumer device could become subject to more direct competition, including potential direct competition from Roche itself, although, to date, it has not emphasized the consumer marketplace. See "Our Business - Our Competition" and "Our Risks and Uncertainties - We Remain Highly Dependent Upon Roche Diagnostics GmbH as a Principal Vendor."

Our facilities, as well as the applicable facilities of both Servatron and Roche, meet the FDA's Quality System Requirement and are ISO-9001 certified. All assembled and individually packaged monitors and bulk packaged calibration keys from Servatron, as well as all bulk packaged test strips from Roche, are transferred from their respective facilities to our facility in Post Falls, Idaho for random quality assurance audits, repackaging, warehousing, and shipping to customers. We believe that our production facilities and capabilities, as well as those of Servatron and Roche, will be sufficient through at least fiscal 2004. However, any unforeseen rapid escalation in the demand for our products could necessitate our leasing of additional square footage or the outsourcing of certain warehousing and shipping functions, which we believe are readily available to us in the marketplace. We have utilized, and plan to continue to utilize, common carriers for all of our product shipping needs. See "Our Business - Our Governmental Regulatory Environment" and "Our Properties" for further details.

OUR PRODUCT RESEARCH AND DEVELOPMENT

We incurred product research and development expenses of $296,963 and $1,037,398 in fiscal 2003 and 2002, respectively, principally in connection with the re-engineering activities associated with developing and refining our current consumer device. As these activities were substantially completed as of our fiscal 2003 second quarter ended December 31, 2002, we have subsequently incurred, and currently expect to continue to incur, nominal product research and development expenditures for the foreseeable future. See "Our Business - Our Competition," "Our Management's Discussion and Analysis - Our Consolidated Results of Operations," and "Our Risks and Uncertainties - Our Business May Be Adversely Impacted By Rapid Technological Changes."

OUR INTELLECTUAL PROPERTY RIGHTS

We are dedicated to obtaining, maintaining and enforcing the intellectual property rights covering our corporate image and proprietary technology, both in the U.S. and abroad. Accordingly, we are actively engaged in creating and protecting our copyright, trademark, patent, and trade secret assets.

 We own the following U.S. copyright registrations:

         o U.S. Copyright Registration No. TX5-349-588 for the software used by our current and predecessor consumer devices,

         o U.S. Copyright Registration No. TX5-348-937 for the file structure and system documentation of our "Data Concern" Personal Health Smart Card, and

         o U.S. Copyright Registration No. TX5-351-584 for the documentation of the software used by our current and predecessor consumer devices.

We own the following U.S. trademark registrations:

         o Registration Nos. 2,435,646 and 2,513,138 for "Cholestron" (also registered in Canada and a number of European countries),

         o        Registration No. 2,321,957 for "Lifestream Technologies," and

         o Registration No. 2,505,045 for the Lifestream Logo Design (double curved lines within a circle)

We also own pending U.S. trademark applications for the following trademarks:
Lifestream, Lifestream Technologies (and logo design), Know It for Life, Privalink, The Data Concern, Personal Data Key, Personal Document Key, Personal Financial Key, Personal Health Key, and Personal Health Card. Although we believe that all of these marks are entitled to registration on the Principal Register, the outcome of the application process for trademark registration cannot be predicted with certainty.

We own the following U.S. patents:

         o U.S. Patent No. D437,957 which claims the ornamental appearance of our discontinued professional device,

         o U.S. Patent No. D459,811 which claims the ornamental appearance of our predecessor consumer device,

         o U.S. Patent No. 3,135,716 (through our wholly-owned subsidiary, Lifestream Diagnostics, Inc.) which claims HDL test strip technology (See "Item 3. Our Legal Proceedings"), o U.S. Patent No. 6,602,469 which claims aspects of our current consumer device, which are incorporated yet remain non-operational pending FDA approval, and operational aspects of our discontinued professional device, including the display of the user's cardiac age based on the test result and diagnostic information entered directly into the device, such as the user's age, weight, personal history of heart disease, family history of heart disease and other relevant factors. This patent also covers a test strip validation technique that allows the device to activate only for authorized test strips used prior to the expiration date.

We also own several United States divisional patent applications claiming additional inventions disclosed in the application that matured into U.S. Patent No. 6,602,469. We further own pending United States and PCT International Patent Applications for the inventions described in PCT International Patent Application Nos. PCT/US99/26521, PCT/US02/04821 and PCT/US02/13720. In addition, we own pending national phase patent applications for the technology described in PCT International Patent Application No. PCT/US99/26521, International Publication No. WO 00/28460, in the United States, Canada, European Community ("EPO"), Australia, New Zealand and Israel. These applications claim a number of inventions pertaining to our devices, smart card technology, secure medical record maintenance technology, security related features, and a range of smart card-enabled health-related and commercial applications. Although we believe that all of the inventions claimed in these applications are patentable based on the prior art known to us, the outcome of the patent application process cannot be predicted with certainty.

See "Our Business - Our Prior Corporate History" for further details regarding our past products and product initiatives.

OUR COMPETITION

We currently compete, directly or indirectly, with the following products and representative firms:

         o EQUIVOCAL, NON-INSTRUMENT-BASED, SINGLE-USE, DISPOSABLE TOTAL CHOLESTEROL SCREENING TESTS. These inexpensive screening tests, which are marketed to consumers and medical professionals, employ very basic color metric technology. An individual, usually without any significant advance preparation such as fasting, deposits one or more drops of blood onto a test card, waits several minutes and then visually interprets the resulting color card reaction, with or without the assistance of a medical professional, to an accompanying table that broadly converts various color shades into approximate levels of total cholesterol. If an elevated total cholesterol level is indicated, the accompanying instructions typically advise the individual to timely consult a medical doctor who, in turn, will seek a clinically precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. Firms marketing these screening tests would include, but not necessarily are limited to, CholesTrak.

         o QUANTITATIVE, INSTRUMENT-BASED, REUSABLE DIAGNOSTIC MEASURING DEVICES. These diagnostic measuring devices vary widely as to their scope, capabilities and ease-of-use and are marketed to either consumers or medical professionals, as appropriate. Prices range from approximately one hundred dollars for lower-end consumer devices, such as ours, to several thousand dollars for higher-end devices, such as bench-top analyzers for high-volume laboratories. Lower-end devices typically require little or no advance preparation (e.g. fasting, etc.) and utilize a single blood drop deposited onto a disposable, single-use, dry chemistry test strip that is formulated for the specific blood component being measured. Certain devices, such as ours, are currently dedicated to measuring a single blood component while others are capable of measuring a number of individual blood components through separately conducted tests. Higher-end devices typically require prior fasting and utilize a vile of blood deposited into a test cassette for the simultaneous measurement of multiple blood components. All such devices are designed and engineered to provide clinically accurate quantified measurements typically within several minutes. Firms marketing lower-end devices would include, but not necessary are limited to, us and Polymer Technology Systems, Inc. ("Polymer"). Firms marketing higher-end devices would include, but not necessary are limited to, Cholestech Corp. See "Our Legal Proceedings" for details regarding patent infringement litigation we initiated against Polymer.

We continue to emphasize the procurement of shelf space among national and regional drug and pharmacy-featuring grocery store chains. To a significantly lesser extent, we seek a retail presence with specialty catalog and Internet-based direct marketers and independent pharmacies. Over the longer term, we aspire to add high-volume, mass-merchandising retail chains.

Within the consumer retail store chains and specialty catalog-based direct marketers that currently carry our consumer device, we have experienced some indirect competition from screening tests, but little, if any, direct competition from measuring devices. With respect to consumer retail store chains that currently do not carry our consumer device and with which we aspire to ultimately establish a vendor relationship, the competitive presence appears at this time to be substantially the same. In the Internet-based, e-commerce marketplace, we have continued to primarily note the direct competitive presence of Polymer's devices.

Based on our current knowledge of potentially competitive products in the consumer marketplace, Polymer's BioScanner 2000 would appear to most closely approximate our consumer device, particularly from technological and price points of view. It appears to us that the BioScanner 2000 primarily is marketed for its glucose measuring capability but is purported to be capable of providing clinically accurate measurements of a number of other blood components, including total cholesterol, HDL cholesterol and triglycerides, through separately conducted tests using specifically-formulated, disposable, dry-chemistry test strips. The BioScanner 2000 also appears capable of storing historical test results on a non-portable internal smart chip, although our consumer device is capable of securely storing, via encryption, a significantly larger number of historical test results on a portable, smart card. The BioScanner 2000 appears to have a suggested retail price of $149.95.

Although the BioScanner 2000 continues to be actively marketed by certain distributors, Polymer apparently superceded this device, effective March 31, 2003, with its release of a new device called the CardioChek Analyzer. Polymer appears to primarily differentiate the CardioChek Analyzer from its predecessor BioScanner 2000 through the assertion that it is capable of simultaneous measuring, and providing individually quantified measures of, total cholesterol, HDL cholesterol, LDL cholesterol and triglycerides from a single drop of blood deposited onto a lipid-panel. Polymer additionally represents that its CardioChek Analyzer contains updated analysis software, that is upgradeable to support future dry-chemistry test strips under development, is more user-friendly to operate, and is more trouble-free, including being more tolerant of operator errors. The CardioChek appears to have a suggested retail price of $179.95.

From a company standpoint, we currently believe that our primary competitive advantage at this time is the retail shelf space presence that we have obtained with certain leading national drug and pharmacy-featuring grocery store chains. We believe, although there can be no assurance of such, that these retailers will be reluctant for the foreseeable future to carry a directly competing device given that the market for consumer cholesterol devices is still in its early formative stages. From a device standpoint, we currently believe that the primary competitive advantages of our consumer device at this time, as compared to Polymer's devices, are that, for an individual who is merely concerned with obtaining a clinically accurate quantified measurement of their total cholesterol level, it has a significantly lower suggested retail price, often being promoted by certain of our more prominent existing retail chain customers below the psychological important one hundred dollar price point, and has superior historical test storage capabilities. However, to the extent that an individual is interested in additionally obtaining quantified measurements of total cholesterol's sub-components or other blood components, we currently are at a technological disadvantage.

Many of the firms that we currently directly or indirectly compete against in the consumer marketplace, as well as firms that currently focus on the professional marketplace but may ultimately decide to also address the consumer marketplace, have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations, than we do. As such, there can be no assurance that we will be able to maintain our competitive position in the future. See "Our Risks and Uncertainties - Our Ability to Compete in the Marketplace Remains Uncertain."

OUR GOVERNMENTAL REGULATORY ENVIRONMENT

Our developing and marketing of total cholesterol monitoring devices subjects us to the oversight of the United States Food and Drug Administration ("FDA") and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacturing, distribution and promotion of "medical devices" in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our consumer device, are considered a subcategory of "medical devices." The same regulations apply to consumer diagnostic medical devices as apply to professional diagnostic medical devices.

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

The FDA also requires the integration of their quality system into any facility it registers as a "medical device facility". The quality system requirement ("QSR") encompasses product development ("GDP") and manufacturing, customer service, incident reporting and labeling control ("GMP"). Our facilities, as well as the applicable facilities of both Servatron and Roche, are registered with the FDA and meet their QSR, as well as are ISO-9001 certified.

On April 13, 1998, upon completing clinical studies of our professional device for adults, we filed 510(k) Notification claiming substantial equivalence to Boehringer Mannheim's Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution. On October 5, 1998, we received the FDA's order of "substantial equivalence" and market clearance of our professional device for adults as a point-of-care, in-vitro monitoring device for the measurement of total cholesterol in fingerstick whole blood samples. See "Our Business - Our Prior Corporate History" for further details.

On February 24, 1999, the Centers for Disease Control and Prevention ("CDC") granted our professional device for adults a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988 ("CLIA"). A CLIA-waiver is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the CLIA-waiver was that it allowed us to market our professional device for adults to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

On February 21, 2000, upon completing clinical studies, we submitted 510(k) Notification for our predecessor consumer device. On July 25, 2000, we received the FDA's market clearance for such device.

On March 6, 2000, the American Medical Association ("AMA") granted a revision to their Conventional Procedural Code ("CPT") to include a total cholesterol finger stick test, regardless of the instrument type or sample collection. This revision was granted on the basis of our submission to the AMA's CPT Editorial Panel proving widespread use and medical utility. As a result, a total cholesterol test performed with our device is cleared for public and private health plan reimbursements under the CPT coding system.

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

OUR PRIOR CORPORATE HISTORY

1989                       Lifestream Development Partners ("LDP") was organized by two investors as a general partnership for the purpose of developing a total cholesterol measuring device.

June 1992                  The   principals   of  LDP   organized   Lifestream   Diagnostics,   Inc.   ("Lifestream
                           Diagnostics") as a Nevada corporation.

August 1992                LDP  transferred  its net  assets to  Lifestream  Diagnostics  in  exchange  for  common shares.

February 1994              Lifestream  Diagnostics  completed  a plan of legal  reorganization  to  become a public company  whereby it executed an exchange  agreement with, and became a subsidiary of, an
                           inactive   public  shell  company   incorporated   in  Nevada.   Concurrent   with  this
                           reorganization,   the  public  shell  company  adopted  our  current  name,   Lifestream
                           Technologies,  Inc.,  and  our  common  shares  began  trading  on the  Over-The-Counter
                           Bulletin Board Market under the ticker symbol "LFST."

June 1996                  We acquired  an initial 20%  ownership  interest  in Secured  Interactive  Technologies,
                           Inc.  ("SITI")  with  whom we had  previously  established  a  development  alliance  to jointly create and promote a software technology.

January 1999               We introduced our professional  total  cholesterol  monitoring  device for adults to the medical community,  commenced limited revenue-generating  operations related thereto and ceased being a development-stage  company.  However,  shortly thereafter,  we elected to redirect our limited  operating  and  financial  resources  into the  development  of an
                           over-the-counter,   total  cholesterol  monitoring  device  for  at-home  use  by  adult consumers,  for which we  envisioned,  and continue to envision,  substantially  greater revenue potential over the longer term.

September 1999             We acquired  the  remaining  80%  ownership  interest in SITI by  effectuating  a merger whereby  all of the  remaining  outstanding  common  shares of SITI were  exchanged  for shares of our common stock.

July                       2000 We received the over-the-counter market clearance from the FDA for our consumer device thereby allowing us to proceed with related production and marketing.

October 2000               Our common shares began trading on the American  Stock  Exchange under the ticker symbol
                           "KFL", an acronym for our corporate slogan "Know It For Life".

See "Our Business - An Introduction" for our subsequent corporate developments,

In our past filings with the United States Securities and Exchange Commission ("SEC"), we had disclosed certain products and product initiatives which have not been previously readdressed in this report. Such products consisted of professional point-of-care devices for the measurement of total cholesterol in adults and adolescents. Such product initiatives primarily related to the development of a software product called Privalink that was intended to enable interconnectivity between various medical diagnostic devices and the consolidated secured storage, via encryption, of related tests results and other personal and health-related data onto a smart card and via the Internet into a remotely maintained and password accessible database. However, given our financial constraints and the much greater long-term market potential we envision for our over-the-counter total cholesterol measuring device for at-home use by consumers, we substantially discontinued all active development, manufacturing and marketing of these other products and product initiatives prior to, or during, fiscal 2003. We continue to fill any passive orders received for our professional devices from remaining inventory stocks but will not replenish such. We will continue to fill any dry-chemistry test strip orders passively received for our professional devices on an ongoing basis as these strips are the same strips utilized by our current consumer device.

OUR AVAILABLE SEC FILINGS

Our annual, quarterly and periodic filings with the SEC, including any amendments thereto, may be accessed, at no cost, directly through the SEC's web site or indirectly through the "Investors" section of our primary web site at www.lifestreamtech.com. The information found on our web site is not part of this or any other report we file with the SEC.

ITEM 2.  OUR PROPERTIES

All of our operations continue to be located in modern leased premises within the Riverbend Commerce Park in Post Falls, Idaho, with the address of our administrative corporate offices being 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854. We began fiscal 2003 under two separate leases for (i) 8,914 square feet of office space and (ii) 10,105 square feet of assembly, testing, packaging, warehousing and shipping space. In October 2002, we entered into a lease modification which decreased our assembly, testing, packaging, warehousing and shipping space by 2,640 square feet. In January 2003, we entered into another lease modification which decreased our office space by 2,523 square feet. It is our current intention to renegotiate each of the above leases before their expirations on October 21, 2003 and May 31, 2004, respectively. We believe that suitable alternative lease space is readily available to us at similar lease rates in proximity to our current location should such become necessary or desirable.

We currently believe that our current physical facilities will be sufficient, absent any unforeseen significant sales increases, to accommodate all of our business needs through at least fiscal 2004.

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 5,135,716 (see "Our Business - Our Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003 ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, but have not yet been advised of the Appeal Number. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our security holders during our fiscal 2003 fourth quarter.

                                     PART II


ITEM 5.  OUR MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


OUR STOCK PRICE HISTORY

Since October 10, 2000, our common shares have traded on the American Stock Exchange ("AMEX") under the ticker symbol "KFL", an acronym for our corporate slogan "Know It For Life". As of June 30, 2003, we had approximately 5,600 stockholders of record for our common shares.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock as reported by the AMEX.

                                                      High              Low
                                                      ----              ---
Fiscal 2003:
         First Quarter............................    $0.85            $0.34
         Second Quarter........................       $0.35            $0.10
         Third Quarter..........................      $0.25            $0.11
         Fourth Quarter.........................      $0.31            $0.10

Fiscal 2002:
         First Quarter............................    $1.88            $1.10
         Second Quarter........................       $2.03            $1.45
         Third Quarter...........................     $2.90            $1.41
         Fourth Quarter.........................      $1.46            $0.60

AMEX'S ASSERTION OF RULE VIOLATIONS AND OUR PENDING DELISTING

In June 2003, we completed a private placement of 34.9 million shares of our common stock with accredited investors at $0.10 per share that provided us with $3.5 million in aggregate net cash proceeds. As part of this private placement, holders of $1.8 million of our then outstanding convertible notes, which were becoming due and payable in August 2003, converted such notes, and $0.5 million in accrued interest thereon, at $0.10 per share into 22.9 million shares of our common stock. On June 20, 2003, we issued a press release, and filed a Form 8-K with the SEC, publicly disclosing our completion of these transactions.

On June 27, 2003, we received a telephone call from an AMEX official who advised us that these common share issuances may have violated AMEX Rules 711 and 713. We were advised that Rule 711 requires a company to obtain the advance approval by its shareholders of any new issuance of common shares in excess of 5% of its previously outstanding common shares to officers, directors and key employees at a price below the then prevailing market price per share. We were additionally advised that Rule 713 requires that a company obtain the advance approval by its shareholders of any new issuance of common shares in excess of 20% of its previously outstanding common shares at a price below the then prevailing market price per share. We immediately advised the AMEX that any such violations were completely inadvertent and informed them in detail regarding the perilous day-to-day financial conditions we had been operating under immediately prior to us undertaking these issuances out of financial necessity.

On June 30, 2003, without any advance notice to us, the AMEX suspended trading in our common shares. Upon becoming aware of such, we issued a press release publicly announcing the AMEX's assertions regarding possible rule violations and our request to the AMEX for an exception pursuant to its Rule 710 of the shareholder approval requirements of its Rules 711 and 713. The AMEX allowed trading in our common shares to resume on July 1, 2003.

After several extensive telephone discussions with the AMEX, we submitted a preliminary proposal on July 11, 2003 whereby we would retroactively seek shareholder approval of the subject common share issuances. On July 21, 2003, we received a formal "deficiency" letter from the AMEX that cited two issues of concern. The first issue cited was our failure to obtain advance shareholder approval of the subject common share issuances. The second issue cited was our financial viability. The letter specifically requested that we respond in writing by August 20, 2003 with a proposal to cure the cited rule violations within 90 days and a viable plan to continue as a going concern for at least the next 18 months. We submitted our formal response on August 20, 2003.

On September 22, 2003, we were advised by AMEX officials in a telephone call that they had decided to proceed with delisting and that a formal letter to that effect was forthcoming. On September 23, 2003, our Board of Directors voted to withdraw our listing with the AMEX and to obtain a listing on the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which our common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. We believe that we meet the requirements for trading on the OTC-BB and are discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon our effective withdrawal from the AMEX. However, even if we are traded on the OTC-BB, our common shares may be more difficult to buy or sell, and, as a result, our common shares may experience greater price volatility. In light of the preceding, our ability to raise the aggregate long-term financing we currently require to continue as a going concern may be significantly impeded.

OUR DIVIDEND POLICY

Our Board of Directors has not declared or paid any cash dividends since our inception. As the Board of Directors' current policy is to retain any and all earnings to fund our ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future. We are currently restricted under Nevada corporate law from declaring any cash dividends due to our current working capital and stockholders' deficits.

OUR RECENT SALES OF UNREGISTERED SECURITIES

In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, we issued the following securities during our fiscal 2003 fourth quarter ended June 30, 2003.

Pursuant to a private placement commenced in March 2003, we issued 29,337,500 restricted shares of our common stock to nineteen investors, including certain related parties, at $0.10 per share during our fiscal 2003 fourth quarter. We additionally issued 22,901,730 restricted shares of our common stock to six investors upon the conversion of $1.8 million in outstanding convertible notes, and $0.5 million in accrued interest thereon, at a conversion rate of $0.10 per share.

In May 2003, we issued 1,000,000 shares of our common stock to an institutional holder of our convertible notes in exchange for their forfeiting an anti-dilution guarantee and warrants.

In June 2003, we issued (i) 500,000 restricted shares of our common stock to a consultant in exchange for services with an estimated aggregate fair market value of $50,000, (ii) 1,000,000 restricted shares of our common stock to a legal firm in exchange for services with an estimated aggregate fair market value of $100,000, and (iii) 1,000,000 restricted shares of our common stock to a financing company in settlement of a $100,000 loan commitment fee.

ITEM 6.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

We market a proprietary over-the-counter, total cholesterol monitoring device for at-home use by both health-conscious and at-risk consumers ("our consumer device"). Our consumer device enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

Once an individual is diagnosed with a dangerously elevated total cholesterol level, our consumer device enables an individual to readily ascertain and track certain collective benefits being derived from diet modification, an exercise regiment and drug therapy. By doing so, we believe that an individual's long-term adherence to an effective cholesterol-lowering program is reinforced.

We introduced our current consumer device to the retail marketplace in October 2002. It is the successor to a consumer device that we first debuted in January 2001. Our consumer device sales accounted for substantially all of our consolidated net sales for fiscal 2003 and 2002. See "Our Business - Our Prior Corporate History" for further details.

Our current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and Internet-based direct marketers and independent pharmacies. To date, our ability to conduct those significant marketing activities that we deem critical to building broad market awareness of, and demand for, our consumer device has been severely limited due to financial constraints. However, subsequent to our most recent fiscal year ended June 30, 2003, we have been successful in obtaining a portion of the long-term financing we have sought to enable us to begin to move forward with such marketing, as discussed immediately below.

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, our independent certified public accountants have included an explanatory paragraph in their report on our accompanying consolidated financial statements for the fiscal year ended June 30, 2003 that expresses substantial doubt as to our ability to continue as a going concern. We have pursued, and continue to pursue, a number of initiatives intended to ensure our ability to continue as a going concern. Our significant initiatives, and related matters, are discussed below.

With respect to our financial condition, we completed the following transactions during our fiscal 2003 fourth quarter that significantly decreased our working capital deficiency at June 30, 2003 and should prospectively provide us with additional cash flow flexibility and interest cost savings. First, effective May 1, 2003, we successfully converted our then expiring revolving credit facility with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800, which had been accruing interest at a fixed rate of 18% per annum, was bifurcated into a $2,000,000 twenty-four month term loan and a $197,800 advance loan, both with a fixed interest rate of 15% per annum. The repayment terms of the term loan are intended to provide us with additional monthly cash flow should we be successful in growing our net sales and accounts receivable. Second, in June 2003, we completed a private placement of our common shares with accredited investors that provided us with $3.5 million in net cash proceeds. These proceeds have been subsequently utilized primarily to service seriously overdue accounts payable with critical vendors, to procure additional inventory in preparation for the upcoming holiday selling season, from which we have experienced increased demand in past years, and to provide us with a modest cash balance from which to fund our near-term basic operating needs. As part of this private placement, holders of $1.8 million of our then outstanding convertible notes, which were becoming due in August 2003, converted such notes, and $0.5 million in accrued interest thereon, into common shares.

At June 30, 2003, we had only 7,105,410 authorized common shares remaining available for future issuance. Accordingly, we currently are preparing a proposal for submission to our shareholders wherein we will request an increase in our authorized common shares from 100 million to 250 million. Should our shareholders not approve our pending proposal, we will be substantially limited to the future issuance of interest-bearing debt instruments to obtain needed financing.

Since June 30, 2003, we have been actively pursuing approximately $5.0 million in additional financing to fund our long-term operating needs, including our initial conducting of those long-delayed marketing activities we deem critical to building broad public awareness of, and demand for, our current consumer device. Although there can be no assurance of such, we currently believe that this additional financing, if obtained, and the sales increases we expect to realize from the initial marketing activities it will fund, will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow.

As more extensively discussed elsewhere in this report, we completed on September 13, 2003 a private placement of $3,350,000 in convertible notes to an investment group, including certain of our existing institutional shareholders, from which we received $3,067,000 in net cash proceeds. We were required to immediately place $1,533,500 of the proceeds into escrow, the future release of such funds to us is contingent upon the approval by a majority of our shareholders of the proposed increase in our authorized common shares, as discussed above, and the initiation of trading in our common shares on the OTC-BB. Any failure by us to obtain the approval of our shareholders for the requested increase in our authorized common shares will constitute a default, and, as a result, the noteholders may demand immediate repayment, as defined below. All notes have a stated 8.0% annual rate of interest, payable at our option in either cash or authorized and unissued shares of our common stock, mature on September 10, 2006, and are convertible, only if we have sufficient authorized and unissued common shares, into shares of our common stock at a stated rate of $0.13 per share. Each noteholder received stock purchase warrants enabling them to purchase shares of our common stock at $0.2144 per share over a subsequent two year period equal to 50% of the common shares they would be entitled to receive upon their immediate conversion of the note principal. Any related subsequent issuances of our common stock are limited to any individual noteholder beneficially owning no more than 4.99% of our then outstanding common shares.

In connection with the immediately preceding private placement, we are required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the notes and warrants on or before October 27, 2003. Depending upon the occurrence and duration of certain intervening events over which we have little or no control, we may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by us to meet the mandated deadlines will constitute a default, and, as a result, the holders may demand immediate repayment. Within the context of any default, repayment is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of our common stock subsequent to September 13, 2003. An underlying agreement also requires that we obtain the unanimous approval of the noteholders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be be prepaid without the consent of the holder and that each noteholder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. We will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or we withdraw it.

We are continuing, with the assistance of an investment banking firm, to pursue the balance of the long-term financing we require, within the restrictions set forth immediately above. However, as more extensively discussed elsewhere in this report, our Board of Directors voted on September 23, 2003 to withdraw our listing with the AMEX and to obtain a listing with the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which our common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. We believe that we meet the requirements for trading on the OTC-BB and are discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon our effective withdrawal from the AMEX. However, even if we are traded on the OTC-BB, our common shares may be more difficult to buy or sell, and, as a result, our common shares may experience greater price volatility. In light of the preceding, our ability to raise the aggregate long-term financing we currently require to continue as a going concern may be significantly impeded.

In light of the preceding restrictions, we may be significantly impeded in our ability to retain long-term financing we have recently procured or to obtain the balance of the long-term financing we require to continue as a going concern. Absent our obtaining and retention of all the long-term financing we require, it is unlikely that we will be able to realize our business plan and continue to operate.

With respect to our sales and gross margins, we introduced our current consumer device to the retail marketplace in October 2002, from which we have realized, and expect to continue to realize, a substantially improved gross margin. Despite such, our consolidated gross margin for the next few fiscal quarters will continue to reflect a blended rate as we attempt to deplete our remaining inventory of our predecessor device, primarily through smaller, less prominent, direct marketers. During such time, we expect to offer related incentives that will adversely impact our consolidated gross margin, the degree to which currently is not determinable. However, once our inventory of these first-generation devices is fully depleted, we anticipate a consolidated gross margin in excess of 50% from sales of our current consumer device. Additionally, to the extent that we are able to conduct meaningful marketing activities, we believe that the economic and psychological attractiveness of our current consumer device's lower retail price point will substantially increase the likelihood of us realizing the significant sales increases and operating cost leverage we seek over the longer term.

With respect to our operating cost structure, we have progressively taken a series of difficult, yet necessary, cost-cutting measures over the preceding several months. The most significant of these measures has been the elimination of substantially all non-critical personnel, consultants and infrastructure. We currently operate with a core staff of 17 critical employees, as compared to 38 employees at June 30, 2002. On April 18, 2003, as we had become critically short of operating cash, we immediately implemented 33% reductions in all senior management salaries, 10% reductions in all other salaries, and 10% workweek reductions of all hourly employees. While we have subsequently reinstated, effective June 1, 2003, 50% of all salary reductions and restored all hourly employees to full work weeks, we continue to realize a meaningful net savings in our salaried payroll. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of our current consumer device, we eliminated substantially all of our product research and development expenditures as of December 31, 2002. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

It must be noted that, should we be unsuccessful in any of the initiatives or matters discussed above, our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. See the balance of "Our Management's Discussion and Analysis," and particularly, "Our Risks and Uncertainties" for further details.

OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal year ended June 30, 2003 ("fiscal 2003") were $4,236,653, an increase of $569,496, or 15.5%, as compared to
$3,667,157 for the fiscal year ended June 30, 2002 ("Fiscal 2002"). We substantially attribute this overall sales increase to increased unit sales volume, primarily from our fulfillment of an $851,475 initial order for our current consumer device received by us in October 2002 from a new national drug store chain customer, and, to a significantly lesser extent, increased orders from an existing national drug store chain customer. Partially offsetting the preceding primarily were decreased orders from an existing national drug store chain customer that was selling down its existing inventory of our plus-edition consumer device bundles prior to transitioning to our lower-cost, stand-alone consumer device, which they subsequently have, the lower average wholesale price being charged by us for our current consumer device, as compared to that for our predecessor device, and our fiscal 2003 third quarter decision to facilitate certain customer transitions to our current consumer device by volunteering to accept approximately $175,000 in returns of our predecessor device.

Our consolidated net sales were $1,132,437, $1,930,113, $649,093 and $525,010 during our fiscal 2003 first, second, third and fourth quarters, respectively, as compared to $879,845, $1,238,353, $874,899 and $674,060 during our fiscal
2002 first, second, third and fourth quarters, respectively. We primarily attribute the variability in our quarterly sales contributions, the order of which remained consistent among fiscal years, to seasonal influences that dictate the timing of initial and repeat orders received from both new and existing retail customers. Our fiscal 2003 second quarter disproportionately benefited from initial orders for our current consumer device from both new and existing retail customers. In contrast, we primarily attribute the comparative fiscal third and fourth decreases to our customers conservatively managing their inventories as they ascertained demand and sell-through for our current consumer device, particularly given our then deteriotating financial condition. See "Management's Discussion and Analysis - Our Other Matters - Seasonal and Inflationary Influences."

We realized a consolidated gross profit of $719,826 for fiscal 2003, an increase of $1,090,566, or 294.2%, as compared to a consolidated gross loss of $370,740 for fiscal 2002. Our resulting consolidated gross margin was 17.0% for fiscal 2003, as compared to (10.1%) for fiscal 2002. Our consolidated gross margin for fiscal 2003 represents a blended rate from sales of both our current and predecessor consumer devices whereas our consolidated gross margin for fiscal 2002 was exclusively from sales of our predecessor consumer device. As previously discussed, the technological platform of our current consumer device was designed and engineered to provide us with a substantially improved gross margin as compared to our predecessor consumer device, which we had previously released in January 2001, despite its known poor economics, in order to capture critical retail store shelf space given the substantial absence of any competitive presence. Our consolidated gross loss and negative gross margin for fiscal 2002 also reflects the adverse impacts of related introductory pricing discounts and incentives granted.

It should be noted that we expect to continue to realize a blended gross margin for the next few fiscal quarters as we attempt to deplete our remaining inventory of our predecessor device, primarily through smaller, less prominent, direct marketers. During such time, we expect to offer related incentives that will adversely impact our consolidated gross margin, the degree to which currently is not determinable.

Despite the substantially improved consolidated gross margin we are realizing from sales of our current consumer device, it must be noted that our ability to realize a consolidated gross profit sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly contingent upon us achieving broad awareness of, and demand for, our current device among both retailers and consumers. Should we be unsuccessful in our ongoing efforts at obtaining the aggregate long-term financing we currently seek, the majority of which would be used by us to fund critical marketing activities, it is highly unlikely that we will be able to realize significant future sales growth.

Our consolidated total operating expenses were $4,988,334 (inclusive of $624,542 in non-cash charges) for fiscal 2003, a decrease of $5,660,099, or 53.2%, from the $10,648,433 (inclusive of $3,316,132 in non-cash charges) incurred during fiscal 2002. As further detailed below, this overall decrease primarily was attributable to various cash preservation and cost containment measures we undertook during the first nine months of fiscal 2003 as our then financial condition further deteriorated.

Our consolidated sales and marketing expenses were $1,003,543 for fiscal 2003, a decrease of $1,426,524, or 58.7%, from the $2,430,067 incurred during fiscal 2002. This decrease primarily was attributable to reductions in our advertising and promotional activities, and, to a significantly lesser extent, headcount reductions and curtailed travel, including decreased participation in trade shows.

Our consolidated general and administrative ("G&A") expenses were $3,245,396 (inclusive of $182,110 in non-cash charges) for fiscal 2003, a decrease of $1,988,284, or 38.0%, from the $5,233,680 (inclusive of $1,110,844 in non-cash charges) incurred during fiscal 2002. This decrease was realized in a number of G&A expense categories. Most prominent was our substantially decreased professional service fees, previously consisting primarily of non-cash charges for equity-based compensation, due to the completion, contraction or discontinuance of non-critical consulting engagements. To a significantly lesser extent, we realized various cost savings as a result of administrative and technical support headcount reductions, including related salaries and benefits, travel, insurance, rent, utilities, telecommunications, and supplies.

Additionally, we have recognized subtantially lower royalty fee obligations in connection with sales of our current consumer device, as compared to that incurred in connection with sales of our predecessor device. See "Our Business - Our Principal Vendors and Related Assembly, Packaging and Distribution Operations" for further details. Slightly offsetting the preceding expense reductions primarily were a provision established for a potentially uncollectable trade receivable, and, to a significantly lesser extent, increased patent enforcement legal fees and AMEX listing fees. The aforementioned provision was established to fully offset a seriously overdue receivable related to an order filled for a national drug store chain. While this chain has subsequently ordered additional product from us and timely paid all related invoices, it has withheld payment of the initial invoice, in effect, creating a non-contractual retainage to protect itself against any unsold devices in its inventory should we be unable in the future, given our uncertain financial condition, to subsequently provide test strip refills.

Our product research and development expenses were $296,963 (inclusive of $0 in non-cash charges) for fiscal 2003, a decrease of $740,435, or 71.4%, from the $1,037,398 (inclusive of $258,000 in non-cash charges) incurred during fiscal 2002. This decrease primarily was attributable to reductions in salaries, benefits, travel and meeting expenses realized during our fiscal 2003 third and fourth quarters as the development of our current consumer device was substantially completed by the end of our preceding fiscal 2003 first quarter and certain continuing engineering activities directed at achieving further cost refinements were substantially completed during our preceding fiscal 2003 second quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $442,432 for fiscal 2003, a decrease of $905,761, or 67.2%, from the $1,348,193 incurred during fiscal 2002. This decrease primarily was attributable to significant reductions as of our preceding June 30, 2002 fiscal year end in the amount of our amortizable intangible assets, as a result of our then recognition of certain impairments. As our planned capital expenditures are relatively modest in amount, we currently believe that our fiscal 2004 depreciation and amortization expense will materially approximate that which we incurred during fiscal 2003.

Our resulting loss from operations for fiscal 2003 was $4,268,508, a decrease of $6,750,665, or 61.3%, from the $11,019,173 incurred during fiscal 2002.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses for fiscal 2003 were $3,838,437 (inclusive of $2,863,664 in non-cash charges), an increase of $180,331, or 4.9%, from net non-operating expenses of $3,658,106 (inclusive of $2,893,862 in non-cash charges) in fiscal 2002. The net increase primarily reflects (i) a financing charge incurred in connection with our decision to retroactively issue a principal shareholder, who had previously converted certain of our outstanding convertible notes at the then stated rate of $1.00 per common share, an additional 4,579,407 common shares as an inducement for him to participate in a subsequent private placement of our common shares at $0.10 per share, (ii) increased interest expense incurred as a result of a higher average outstanding balance under our previously existing revolving credit facility, (iii) interest expense incurred on notes payable we issued upon converting the preceding revolving credit facility, (iv) increased amortization of deferred financing costs, and (v) interest expense incurred on overdue accounts payable. Partially offsetting the preceding primarily were (i) decreased amortization due to a declining debt discount balance, (ii) the non-recurrence of certain fiscal 2002 equity-related financing charges, (iii) decreased interest expense on convertible notes as a result of a lower average outstanding balance, and (iv) reduced commitment fees incurred.

Primarily as a result of the foregoing, we incurred a net loss of $8,106,945 ($0.24 per basic and diluted share) in fiscal 2003 as compared to a net loss of $14,677,279 ($0.67 per basic and diluted share) in fiscal 2002.

OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

General

We have historically sustained our operations and funded our growth through an ongoing combination of trade credit arrangements, short-term financings, and debt and equity issuances. As our working capital requirements generally precede the realization of sales and related accounts receivable, we routinely draw upon our existing cash and cash equivalent balances and seek short and long-term financing to fund our procurement of inventory.

As more extensively discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," we have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we had significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, our independent certified public accountants have included an explanatory paragraph in their report on our accompanying consolidated financial statements for the fiscal year ended June 30, 2003, that expresses substantial doubt as to our ability to continue as a going concern. It must be noted that any inability by us to timely procure the balance of the significant long-term financing we currently seek will likely have material adverse consequences on our business, and, as a result, on our consolidated financial condition, results of operations and cash flows.

Our Consolidated Cash and Cash Equivalents and Working Capital Deficiency

Our unrestricted cash and cash equivalents increased by $780,272 to $1,370,126 at June 30, 2003 as compared with $589,854 at June 30, 2002. Our working capital deficiency decreased by $210,851, or 18.2%, to $947,111 at June 30, 2003, from $1,157,962 at June 30, 2002. It must be noted that these June 30, 2003 positions do not reflect the extent of the liquidity crisis we encountered throughout most of fiscal 2003 in that they reflect the favorable effects, as previously discussed, of our May 2003 refinancing of $2.0 million in outstanding borrowings under a revolving credit facility that had expired into a two-year note payable and our June 2003 completion of a $5.8 million private equity placement from which we received $3.5 million in cash proceeds and $2.3 million in convertible notes and accrued interest, becoming due in August 2003, were converted into common shares. The $3.3 million in net cash proceeds have been subsequently utilized by us primarily to service seriously overdue accounts payable with critical vendors, to procure additional inventory in preparation for the upcoming holiday selling season, during which we have experienced increased demand in past years, and to provide us with a cash balance from which to fund our near-term basic operating needs. As of the date of this report, our unrestricted cash and cash equivalents were $970,945.

Our Revolving Credit Facility and Recent Conversion Thereof

Effective May 1, 2003, we converted our then expiring revolving credit facility agreement with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to us upon our full repayment of the term loan. Either loan may be prepaid at any time, without penalty, at our option. As with the original revolving credit facility, both loans are secured and collateralized by our accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. In consideration for extending the above loans, we will pay the financial institution an annual fee of $100,000, beginning on May 1, 2003 and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of our common stock.

As a result of the preceding conversion, we no longer have any established credit facilities in place for future borrowings.

Structured Settlement Agreement with Roche, a Principal Vendor to Which We Are Materially Dependent

On May 22, 2003, we entered into a structured settlement agreement with Roche to prospectively service and ultimately satisfy $996,921 in overdue accounts payable to them. Our payment obligations under this agreement are as follows:
$250,000 on or before June 30, 2003 (which was timely paid), $250,000 on or before September 30, 2003 (which was timely paid), and $496,921 on or before December 31, 2003. Our ability to make the December 31, 2003 payment remains contingent upon us obtaining a significant portion of the long-term financing we continue to seek prior thereto. Any disruption in our relationship with Roche would likely have material and long-lasting adverse impacts on our business, financial condition, results of operations and cash flows, from which we would not likely recover. See "Our Business - Our Principal Vendors" for further details regarding our material dependency on Roche.

Our Currently Outstanding Convertible Debt Obligations, Including a Significant Post-Balance Sheet Issuance

At June 30, 2003, we had outstanding unsecured convertible notes with an aggregate principal face amount of $5.3 million that accrue interest at the prime rate plus two percent (6.00% at June 30, 2003) and become due and payable on various dates between July 1, 2006 and November 20, 2006. These notes were initially convertible at the option of the holders into our common stock at a rate of $1.00 per common share. However, pursuant to an anti-dilution provision providing for a formula-driven downward adjustment of their conversion rate should we subsequently issue common shares at a price below the then stated conversion rate, the conversion rate was adjusted downward to $0.10 per common share in connection with a private placement of our common shares that we completed in June 2003. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of our common stock at $2.50 per share. At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature. The aggregate fair value of the detachable warrants and beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received, and as such, this amount was recorded as a debt discount by increasing additional paid-in capital. This debt discount is being amortized to interest expense over the life of the underlying notes. The related unamortized debt discount amounted to $2,883,918 and $4,578,957 at June 30, 2003 and 2002, respectively. The remaining principal and discounted amounts of these outstanding convertible debt obligations at June 30, 2003 of $5,270,000 and $2,386,082, respectively, mature during our fiscal year ending June 30, 2007.

On September 13, 2003, we completed a private placement of $3,350,000 in convertible notes to an investment group, including certain of our existing institutional shareholders, from which we received $3,067,000 in net cash proceeds. We were required to immediately place $1,533,500 of the proceeds into escrow, the future release of such funds to us is contingent upon the approval by a majority of our shareholders of the proposed increase in our authorized common shares from 100 million to 250 million, as discussed elsewhere in this report, and the initiation of trading in our common shares on the OTC-BB. Any failure by us to obtain the approval of our shareholders for the requested increase in our authorized common shares will constitute a default, and, as a result, the noteholders may demand immediate repayment, as defined below. All notes have a stated 8.0% annual rate of interest, payable at our option in either cash or authorized and unissued shares of our common stock, mature on September 10, 2006, and are convertible, only if we have sufficient authorized and unissued common shares, into shares of our common stock at a stated rate of $0.13 per share. Each noteholder received stock purchase warrants enabling them to purchase shares of our common stock at $0.2144 per share over a subsequent two year period equal to 50% of the common shares they would be entitled to receive upon their immediate conversion of the note principal. Any related subsequent issuances of our common stock are limited to any individual noteholder beneficially owning no more than 4.99% of our then outstanding common shares.

In connection with the immediately preceding private placement, we are required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the notes and warrants on or before October 27, 2003. Depending upon the occurrence and duration of certain intervening events to which we have little or no control over, we may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by us to meet the mandated deadlines will constitute a default, and, as a result, the noteholders may demand immediate repayment. Within the context of any default, repayment is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of our common stock subsequent to September 13, 2003. An underlying agreement also requires that we obtain the unanimous approval of the noteholders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be be prepaid without the consent of the holder and that each noteholder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. We will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or we withdraw it.

We are continuing to ascertain the appropriate acccounting for these notes and accompanying warrants, including their respective fair values and any resulting debt discount.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $285,000 and $434,000 at June 30, 2003 and 2002, respectively.

Our aggregate future obligations under capital lease agreements in existence at June 30, 2003 are as follows:

            FISCAL YEARS ENDING JUNE 30,
            ----------------------------------------------------------------

            2004..............................................    $  159,088
            2005..............................................        29,648
            2006..............................................        11,512
            2007..............................................         5,340
            2008..............................................         5,340
                                                                  ----------
            Total lease payments..............................       210,928
            Less imputed interest.............................        20,210
                                                                  ----------
            Present value of net minimum lease payments.......       190,718
            Less current maturities...........................       147,964
                                                                  ----------
            Total long-term capital lease obligation..........    $   42,754
                                                                  ==========

Our Off-Balance Sheet Liabilities

Our off-balance sheet liabilities principally consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States of America. Our most significant operating leases pertain to our corporate facilities. All of our other operating leases pertain to various equipment and technology. Certain of these operating leases are noncancellable and contain rent escalation clauses. We incurred aggregate rent expense under operating leases of $128,866 and $183,032 during fiscal years 2003 and 2002, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at June 30, 2003 are as follows:

            FISCAL YEARS ENDING JUNE 30,
            ----------------------------------------------------------------

            2004..............................................    $   69,864
            2005..............................................         4,299
                                                                  ----------
            Total minimum operating lease payments............    $   74,163
                                                                  ==========

Our Consolidated Cash Flows

Our operating activities utilized $2,460,156 in cash and cash equivalents during fiscal 2003, a decrease of $6,334,827, or 72.0%, from the $8,794,983 in cash and cash equivalents consumed during fiscal 2002. On a comparative fiscal year-to-year basis, our lower utilization substantially reflects the $6,570,334 decrease in our net loss. To a significantly lesser extent, our lower utilization primarily reflects the positive cash flow effects of a sell-down in inventories, the utilization of prepaid expenses, a reduction in deferred financing costs incurred, an increase in other non-current assets, an accumulation of past due accounts payable, and the adding back of increased non-cash charges associated with provisions made for bad debts and inventory obsolescence, the retroactive issuance of additional common shares to an unrelated principal shareholder and former holder of a convertible note in order to induce him to participate in a subsequent private placement equity offering, the amortization of deferred financing costs and a loss incurred on the retirement of equipment. Partially offsetting the preceding were the negative cash flow effects of an accumulation in gross accounts receivable, the servicing of accrued liabilities and commissions payable, and the adding back of decreased non-cash charges associated with issuances of common stock, options and warrants in compensation for non-employee services, the depreciation and amortization of property, equipment, patents and licenses, write-offs of unamortized license rights and capitalized software development costs, the issuance of common shares, warrants and options issued a related party in order to induce him to convert a line of credit into a convertible note, the amortization of convertible debt discount, the beneficial conversion feature of convertible debt issued to a related party, bonus compensation directly applied to the principal balance of a note receivable from an officer, and a gain on sale of equipment.

Our investing activities utilized $16,407 in cash and cash equivalents during fiscal 2003, a decrease of $279,305, or 94.5%, from the $295,712 in cash and cash equivalents utilized during fiscal 2002. Our decreased utilization primarily is attributable to lower capital expenditures. To a lesser extent, the favorable comparison is attributable to the comparative fiscal 2002 year reflecting cash outlays for software development costs, which were slightly offset by cash inflows from repayments made by an officer against the principal of an outstanding note receivable.

Our financing activities provided $3,256,835 in cash and cash equivalents during fiscal 2003, a decrease of $4,773,735, or 59.4%, from the $8,030,570 in cash and cash equivalents provided by financing activities during fiscal 2002. Fiscal 2003 reflects cash inflows from our issuances of common stock, and, to a significantly lesser extent, the liquidation of a restricted certificate of deposit previously held by a bank as collateral for an irrevocable standby letter of credit facility and our sale of a now expired option to an unrelated party that gave them the right to subsequently purchase a non-critical and currently unutilized technology patent to which we claim ownership. Partially offsetting the preceding were cash outflows associated with our principal repayments of convertible notes, borrowings under a previously existing revolving credit facility, capital lease obligations, and notes payable. In contrast, fiscal 2002 reflects substantially larger aggregate cash inflows from our issuances of convertible notes and common shares and borrowings made under our then existing revolving credit facility, being only slightly offset by cash outflows from the issuance of the aforementioned restricted certificate of deposit and principal repayments of convertible notes, capital lease obligations and notes payable.

As a result of the foregoing, our unrestricted cash and cash equivalents increased by $780,272 to $1,370,126 at June 30, 2003 as compared with $589,854 at June 30, 2002.

Our Planned Capital Expenditures

Our only significant planned capital expenditure for fiscal 2004 is the purchase or lease of an additional automated test strip packaging machine with an estimated cost of $350,000. However, our ultimate need for this machine is dependent upon us meeting our fiscal 2004 sales target, which correspondingly is dependent upon us procuring the significant additional equity or debt financing we currently seek, as previously discussed. To a significantly lesser extent, we currently anticipate the need to perform certain telecommunications and computer technology upgrades during fiscal 2004 with an estimated aggregate cost of $100,000.

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

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our outstanding convertible notes, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible notes at June 30, 2003, we believe that the prime rate would have to significantly increase, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2004, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks. However, should we in the future enter into significant contracts subjecting us to foreign currency adjustments or denominated in non-U.S. dollar currencies, then we would become exposed to these market risks.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Our Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

         o Revenue Recognition. We recognize a sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate an appropriate allowance for sales returns based on our relevent historical product experience and future expectations. However, our estimates of an appropriate allowance for sales returns is inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our net sales and results of operations.

         o Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and those accounts that are past due beyond a certain date. However, our estimates of an appropriate allowance for doubtful accounts are inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our accounts receivable and results of operations.

         o Inventories. Our inventories, which primarily consist of component parts, assembled devices and related supplies, are stated at the lower of first-in, first-out cost or market. However, our estimates of market and an appropriate allowance for inventory obsolescence are inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our inventories and results of operations.

         o Impairment of Long-Lived Assets. We, on at least a quarterly basis, evaluate each of our long-lived assets for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. However, our estimates of an asset's related future cash flows are inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our assets and results of operations.

Our Legal Contingencies

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Our Business - Our Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003 ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, but have not yet been advised of the Appeal Number. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

AMEX's Assertion of Rule Violations and Our Pending Delisting

In June 2003, we completed a private placement of 34.9 million shares of our common stock with accredited investors at $0.10 per share that provided us with $3.5 million in aggregate net cash proceeds. As part of this private placement, holders of $1.8 million of our then outstanding convertible notes, which were becoming due and payable in August 2003, converted such notes, and $0.5 million in accrued interest thereon, at $0.10 per share into 22.9 million shares of our common stock. On June 20, 2003, we issued a press release, and filed a Form 8-K with the SEC, publicly disclosing our completion of these transactions.

On June 27, 2003, we received a telephone call from an AMEX official who advised us that these common share issuances may have violated AMEX Rules 711 and 713. We were advised that Rule 711 requires a company to obtain the advance approval by its shareholders of any new issuance of common shares in excess of 5% of its previously outstanding common shares to officers, directors and key employees at a price below the then prevailing market price per share. We were additionally advised that Rule 713 requires that a company obtain the advance approval by its shareholders of any new issuance of common shares in excess of 20% of its previously outstanding common shares at a price below the then prevailing market price per share. We immediately advised the AMEX that any such violations were completely inadvertent and informed them in detail regarding the perilous day-to-day financial conditions we had been operating under immediately prior to us undertaking these issuances out of financial necessity.

On June 30, 2003, without any advance notice to us, the AMEX suspended trading in our common shares. Upon becoming aware of such, we issued a press release publicly announcing the AMEX's assertions regarding possible rule violations and our request to the AMEX for an exception pursuant to its Rule 710 of the shareholder approval requirements of its Rules 711 and 713. The AMEX allowed trading in our common shares to resume on July 1, 2003.

After several extensive telephone discussions with the AMEX, we submitted a preliminary proposal on July 11, 2003 whereby we would retroactively seek shareholder approval of the subject common share issuances. On July 21, 2003, we received a formal "deficiency" letter from the AMEX that cited two issues of concern. The first issue cited was our failure to obtain advance shareholder approval of the subject common share issuances. The second issue cited was our financial viability. The letter specifically requested that we respond in writing by August 20, 2003 with a proposal to cure the cited rule violations within 90 days and a viable plan to continue as a going concern for at least the next 18 months. We submitted our formal response on August 20, 2003.

On September 22, 2003, we were advised by AMEX officials in a telephone call that they had decided to proceed with delisting and that a formal letter to that effect was forthcoming. On September 23, 2003, our Board of Directors voted to voluntarily withdraw our listing with the AMEX and to obtain a listing on the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which our common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. We believe that we meet the requirements for trading on the OTC-BB and are discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon our effective withdrawal from the AMEX. However, even if we are traded on the OTC-BB, our common shares may be more difficult to buy or sell, and, as a result, our common shares may experience greater price volatility. In light of the preceding, our ability to raise the aggregate long-term financing we currently require to continue as a going concern may be significantly impeded.

OUR RISKS AND UNCERTAINTIES

This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on our current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our business prospects and financial outlook.

OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. As more extensively discussed elsewhere in this report, we have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we had significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our accompanying consolidated financial statements for the fiscal year ended June 30, 2003, that expresses substantial doubt as to our ability to continue as a going concern.

WE NEED SIGNIFICANT ADDITIONAL FINANCING. As more extensively discussed elsewhere in this report, we continue to need significant additional financing to enable us to fully execute the balance of our business plan, that primarily being the conducting of those significant marketing activities we believe necessary to achieve broad market awareness and demand for our consumer device. Our ability to effectively promote our consumer device, support and sustain our existing retail customer relationships, cultivate, support and sustain additional retail customer relationships, and thereby realize meaningful sales growth, remains dependent upon our timely receipt of this financing. Absent meaningful sales growth, our ability to achieve net profitability and positive operating cash flow remains highly unlikely.

WE NEED ADDITIONAL AUTHORIZED COMMON SHARES. At June 30, 2003, we had only 7,105,410 authorized common shares remaining available for future issuance. Accordingly, we have scheduled a special shareholders meeting and are requesting an increase in our authorized common shares from 100 million to 250 million. Should our shareholders not approve our pending proposal, we will be substantially limited to the future issuance of interest-bearing debt instruments to obtain needed financing.

OUR SHAREHOLDERS MAY CONTINUE TO EXPERIENCE SUBSTANTIAL DILUTION IN THEIR INVESTMENTS IN US. Many of our shareholders have experienced substantial dilution in their investments in us as a result of our subsequent issuances of significant amounts of common shares at or about the lower market prices at which our common shares have traded in recent history. As we remain in need of significant additional financing, which may be procured through additional common shares issuances, our investors that are not parties to anti-dilution guarantees, may realize additional significant dilution in their investments in us.

AMERICAN STOCK EXCHANGE HAS ASSERTED RULE VIOLATIONS AND OUR PENDING DELISTING. As more extensively discussed elsewhere in this report, our Board of Directors voted on September 23, 2003 to voluntarily withdraw our listing with the AMEX and to obtain a listing on the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which our common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. We believe that we meet the requirements for trading on the OTC-BB and are discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon our effective withdrawal from the AMEX. However, even if we are traded on the OTC-BB, our common shares may be more difficult to buy or sell, and, as a result, our common shares may experience greater price volatility. In light of the preceding, our ability to raise the aggregate long-term financing we currently require to continue as a going concern may be significantly impeded.

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT PERSONNEL. We believe that our future success currently remains highly dependent upon the knowledge, skills, services and vision of Christopher Maus, our Chairman of the Board of Directors, President and Chief Executive Officer, and to a lesser extent, Brett Sweezy, our Chief Financial Officer, and Edward Siemens, our Chief Operating Officer. Our dependence upon these key individuals, as well as on others, has progressively increased over recent fiscal quarters as a result of the significant staff reductions we have had to make to reduce our cash needs given our financial condition. At the same time, these key management personnel currently operate under 16.5% reductions in their respective contractual salaries, which we currently anticipate will remain in effect pending a significant and sustained improvement in our financial condition. Our ability to retain Mssrs. Maus, Siemens and Sweezy remains uncertain. Any loss or disablement of Mssrs. Maus, Siemens or Sweezy, could have a material adverse effect on our business, and, as a result, on our results of operations, liquidity and cash flows. Additionally, there can also be no assurance that the proceeds we would receive under a $5,000,000 key man life insurance policy we maintain on Mr. Maus would sufficiently compensate us in the event of his unfortunate death.

WE REMAIN HIGHLY DEPENDENT UPON ROCHE DIAGNOSTICS GMBH AS A PRINCIPAL VENDOR. As more extensively discussed elsewhere in this report, we remain highly dependent upon Roche Diagnostics GmbH ("Roche") for licensing us the optics technology used in, and supplying us with the dry-chemistry total cholesterol test strips required by, our current consumer device. Additionally, we currently are a party to a structured settlement agreement with Roche to prospectively service and ultimately satisfy $496,921 in remaining overdue accounts payable on or before December 31, 2003. Our ability to make the December 31, 2003 payment remains contingent upon us obtaining additional financing. Should we fail to perform under any of our related agreements, Roche may elect to discontinue its relationship with us or to impose royalty or price increases. We do not believe that suitable alternatives to Roche's optics technology and test strips are readily available to us in the marketplace. Therefore, any significant disruption in our relationship with Roche, or any inability by us to pass through significant royalty or price increases, would likely have material and long-lasting adverse impacts on our business, financial condition, results of operations and cash flows, from which we would not likely recover.

WE REMAIN DEPENDENT UPON A FEW MAJOR CUSTOMERS. As more extensively discussed elsewhere in this report, we remain dependent upon a few significant customers for the substantial majority of our net sales. Any disruption in our relationships with one or more of these customers, including any significant variance in the magnitude or timing of orders, may have a material adverse impact on our business, and, as a result, on our results of operations, liquidity and cash flows.

WE ARE RELATIVELY INEXPERIENCED WITH ADVERTISING. As more extensively discussed elsewhere in this report, we need substantial additional advertising to promote our current consumer device and yet, we, as a company, have had limited experience with advertising as a result of our limited financial resources. There can be no assurance that our future advertising initiatives we will be successful building the necessary broad market awareness and demand for our consumer device.

WE REMAIN DEPENDENT UPON A SINGLE SERVICE PROVIDER FOR THE OUTSOURCED ASSEMBLY OF OUR PRODUCTS. As more extensively discussed elsewhere in this report, we currently remain dependent upon Servatron, Inc. for the assembly of our current consumer device and related calibration keys on an individual purchase order basis. In the not too distant future, we expect to exclusively contract with either Servatron or another of the many acceptable assemblers available in the marketplace. In any case, we will remain materially dependent upon such party for the assembly of our current consumer device. Any disruption in our relationship with such assembler would likely have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

OUR ABILITY TO COMPETE IN THE MARKETPLACE REMAINS UNCERTAIN. As more extensively discussed elsewhere in this report, we directly or indirectly compete with firms that market equivocal, non-instrument-based, disposable total cholesterol screening tests and firms that market quantitative, instrument-based, reusable diagnostic measuring devices, such as our consumer device. Our consumer device may also be viewed as indirectly competing with the traditional patronization of medical laboratories for blood analysis services. Many of our existing and potential competitors have substantially greater financial, technical and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Since the scope, capabilities, ease-of-use and price of tests and devices vary widely, the perceptions and preferences of consumers may also vary widely. As such, there can be no assurance that our consumer device, as currently configured, packaged and marketed, will be able to successfully compete in the longer term with existing or future competing products or services.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY RAPID TECHNOLOGICAL CHANGES. Rapid technological developments, evolving industry and government standards, varying market demands, and frequent new product introductions and enhancements characterize the market for medical diagnostic devices and related services. We have significantly curtailed our research and development activities so as to preserve our limited financial resources. Our current lack of research and development activities may ultimately diminish our ability to continue to compete which may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

OUR INTELLECTUAL PROPERTY REMAINS IMPORTANT TO OUR BUSINESS. Our business currently is dependent upon our ability to maintain and enforce our materially important intellectual property (e.g., copyrights, trademarks and patents). Although we remain actively engaged in protecting all such material assets, both in the U.S. and abroad, there can be no assurance that these assets will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has ongoing commercial significance. Any related litigation will likely be costly and time-consuming and there can be no assurance of a favorable outcome. Our actions may also inadvertently infringe upon the proprietary rights of others, thereby subjecting us to remedial or punitive sanctions, and we may not be subsequently successful in procuring licensing rights on commercially reasonable terms. Any such unfavorable event may have a material adverse impact on our business, and, as a result, on our results of operations, liquidity and cash flows.

OUR BUSINESS REMAINS SUBJECT TO GOVERNMENT REGULATION. As more extensively discussed elsewhere in this report, we have previously obtained all federal and state regulatory clearances and approvals we believe applicable to our consumer device. However, many, if not all, of these clearances and approvals remain subject to continual review, particularly by the United States Food and Drug Administration ("FDA"). The subsequent claiming of jurisdiction by a federal or state regulatory agency to which we have not previously obtained regulatory clearances or approvals, or the subsequent discovery of an actual or perceived problem by us or a regulatory authority, could give rise to certain marketing restrictions or to a temporary or permanent withdrawal of one or more of our current products from the market. We also remain subject to regulatory oversight, particularly from the FDA, with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a "medical device facility". This quality system requirement ("QSR") encompasses product development and manufacturing, customer service, incident reporting and labeling control. Our assembly facilities, as well as the facilities of our principal vendors, are registered with the FDA. As such, these facilities, and the production processes employed within them, remain subject to the FDA's QSR and ongoing periodic audits by the FDA. While we believe that our consumer device, as well as all of our related activities, including those of our assemblers, continue to comply in all material respects with all applicable federal and state regulations, such compliance is heavily subject to one's interpretation of the applicable regulations, which often can be difficult or ambiguous. Any failure by us or our agents to maintain material compliance with existing or future regulations will likely have a material adverse impact on our business, and, as a result, on our results of operations, liquidity and cash flows.

OUR CURRENT AND PAST DEVICES MAY POTENTIALLY EXPOSE US TO PRODUCT LIABILITY CLAIMS. The marketing of medical devices subjects us to the risk of product liability. We have followed certain quality assurance policies and procedures in the procuring of components and assembling of our current and past devices. We also maintain product liability insurance, although such insurance is expensive and subject to various exclusions and limitations. There can be no assurance that our policies and procedures will prevent us from being subjected to product liability claims or that the scope and amount of our in force liability insurance coverage will be sufficient to prevent a material adverse impact on our business, and, as a result, on our results of operations, liquidity and cash flows.

OUR BUSINESS IS INFLUENCED BY GENERAL ECONOMIC CONDITIONS. Potential purchasers of our consumer device may be discouraged by actual or perceived negative economic conditions which may corresponding have material adverse effects of on business, and, as a result, on our results of operations, liquidity and cash flows.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY GEO-POLITICAL RISKS. Our business depends on the free flow of products and services through the channels of commerce. Any significant actual or perceived risks of terrorism may adversely impact the general economy or the channels of commerce thereby having material adverse impacts on our business, and, as a result, on our results of operations, liquidity and cash flows.

ITEM 7.  OUR CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES                                 PAGE
                                                                               ----

Report of Independent Certified Public Accountants................................35
Consolidated Balance Sheets.......................................................36 - 37
Consolidated Statements of Loss...................................................38
Consolidated Statements of Changes in Stockholders' (Deficit) Equity..............39
Consolidated Statements of Cash Flows.............................................40 - 41
Notes to Consolidated Financial Statements........................................42 - 58

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Lifestream Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of loss, changes in stockholders' (deficit) equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and a stockholders' deficit, including a substantial accumulated deficit, at June 30, 2003. The aforementioned factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ BDO Seidman, LLP

Spokane, Washington August 8, 2003, except for Note 19, as to which the date is September 15, 2003

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 2)

                                                                                      JUNE 30,
                                                                              -----------------------
                                                                                 2003         2002
                                                                              ----------   ----------
Current assets:
   Cash and cash equivalents ..............................................   $1,370,126   $  589,854
   Restricted cash equivalent .............................................           --      600,000
   Accounts receivable, net of allowance for doubtful accounts of
     $453,645 and $91,188, respectively (Notes 4 and 11) ..................      269,398      308,018
   Inventories, net (Notes 5 and 11) ......................................    1,612,590    2,586,625
   Prepaid expenses .......................................................       38,506      146,113
                                                                              ----------   ----------
Total current assets ......................................................    3,290,620    4,230,610
Property and equipment, net (Notes 6, 11 and 12) ..........................      647,527    1,003,580
Patent rights, net of accumulated amortization of $1,556,851 and $1,473,910
     (Note 11) ............................................................      562,945      645,886
Deferred financing costs (Notes 11 and 13) ................................      422,897      672,732
Note receivable - officer (Note 7) ........................................       38,728       38,728
Other .....................................................................      115,208       14,785
                                                                              ----------   ----------
Total assets ..............................................................   $5,077,925   $6,606,321
                                                                              ==========   ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Current liabilities:
   Accounts payable ...........................................................   $  2,173,720    $  1,416,214
   Accrued liabilities (Note 9) ...............................................        766,047         800,162
   Deferred income (Note 10) ..................................................        250,000              --
   Revolving credit facility (Note 11) ........................................             --       2,221,018
   Current maturities of notes payable (Note 11) ..............................        900,000          33,302
   Current maturities of capital lease obligations (Note 12) ..................        147,964         151,268
   Current maturities of convertible notes, principal face amounts
      of $0 and $775,000, respectively (Note 13) ..............................             --         766,608
                                                                                  ------------    ------------
Total current liabilities .....................................................      4,237,731       5,388,572
Note payable, less current maturities (Note 11) ...............................      1,069,932              --
Capital lease obligations, less current maturities (Note 12) ..................         42,754          81,977
Convertible notes, principal face amounts of $5,270,000 and $7,039,984,
   respectively (Note 13) .....................................................      2,386,082       2,461,027
                                                                                  ------------    ------------
Total liabilities .............................................................      7,736,499       7,931,576

Commitments and contingencies (Notes 9, 10, 12, 16 and 18)

Stockholders' deficit (Notes 14 and 15):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ...........................................................             --              --
   Common stock, $.001 par value; 100,000,000 shares authorized; 92,894,590 and
     24,967,997 issued and outstanding, respectively ..........................         92,895          24,968
   Additional paid-in capital .................................................     39,511,226      32,805,527
   Accumulated deficit ........................................................    (42,262,695)    (34,155,750)
                                                                                  ------------    ------------
Total stockholders' deficit ...................................................     (2,658,574)     (1,325,255)
                                                                                  ------------    ------------
Total liabilities and stockholders' deficit ...................................   $  5,077,925    $  6,606,321
                                                                                  ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                       FISCAL YEAR    FISCAL YEAR
                                                                          ENDED          ENDED
                                                                      JUNE 30, 2003   JUNE 30, 2002
                                                                      -------------   -------------
Net sales ..........................................................   $  4,236,653    $  3,667,157

Cost of sales ......................................................      3,516,827       4,037,897
                                                                       ------------    ------------
Gross profit (loss) ................................................        719,826        (370,740)
                                                                       ------------    ------------
Operating expenses:
      Sales and marketing ..........................................      1,003,543       2,430,067
      General and administrative ...................................      3,245,396       5,233,680
      Product research and development .............................        296,963       1,037,398
      Depreciation and amortization ................................        442,432       1,348,193
      Write-off of unamortized license rights (Note 17) ............             --         416,833
      Write-off of capitalized software development costs (Note 17)              --         182,262
                                                                       ------------    ------------
Total operating expenses ...........................................      4,988,334      10,648,433
                                                                       ------------    ------------
Loss from operations ...............................................     (4,268,508)    (11,019,173)
                                                                       ------------    ------------
Non-operating income (expenses):
      Interest income ..............................................         17,624          22,883
      Interest and financing expenses (Notes 11 and 13) ............     (2,083,272)     (1,635,734)
     Amortization of convertible notes discount (Note 13) ..........     (1,703,431)     (2,008,607)
      Other, net ...................................................        (69,358)        (36,648)
                                                                       ------------    ------------
Total non-operating expenses, net ..................................     (3,838,437)     (3,658,106)
                                                                       ------------    ------------
Net loss ...........................................................   $ (8,106,945)   $(14,677,279)
                                                                       ------------    ------------

Net loss per common share - basic and diluted ......................   $      (0.24)   $      (0.67)
                                                                       ============    ============

Weighted average number of common shares outstanding -
   basic and diluted ...............................................     33,229,702      21,959,297
                                                                       ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                 Additional
                                                        Common Stock              Paid-in        Accumulated
                                                    Shares         Amount         Capital          Deficit            Total
                                                  -------------   -----------   --------------   --------------    --------------

Balances as of June 30, 2001 ..................     20,345,331   $     20,345   $ 22,384,031    $(19,478,471)   $  2,925,905

Common stock issued for cash, net of issuance
   costs (Note 14) ............................      2,850,000          2,850      2,667,150              --       2,670,000

Common stock issued for services (Note 14) ....        663,919            664        963,810              --         964,474

Common stock issued upon conversion of
   convertible debt and accrued interest (Note 14)   1,108,747          1,109      1,107,638              --       1,108,747

Stock warrants issued to creditors as financing
   costs (Note 14 and 15) .....................             --             --        456,925              --         456,925

Compensatory stock options issued for services
   (Note 15) ..................................             --             --        712,473              --         712,473

Beneficial conversion feature and fair value of
   warrants issued with the convertible debt
   (Note 13) ..................................             --             --      4,513,500              --       4,513,500

Net loss ......................................             --             --             --     (14,677,279)    (14,677,279)
                                                  ------------   ------------   ------------    ------------    ------------

Balances as of June 30, 2002 ..................     24,967,997         24,968     32,805,527     (34,155,750)     (1,325,255)

Common stock issued for cash, net of issuance
   costs (Note 14) ............................     34,837,500         34,838      3,448,912              --       3,483,750

Common stock issued for services (Note 14) ....      4,567,140          4,567        468,397              --         472,964

Common stock issued upon conversion of
   convertible debt and accrued interest (Note 14)  22,901,730         22,902      2,267,272              --       2,290,174

Common stock issued in settlement of a stock
   purchase agreement dispute (Note 14) .......      1,040,816          1,041         (1,041)             --              --

Retroactive issuance of additional note
   conversion shares to a principal shareholder
   (Note 14) ..................................      4,579,407          4,579        453,362              --         457,941

Compensatory stock options issued for services
   (Note 15) ..................................             --             --         68,797              --          68,797

Net loss ......................................             --             --             --      (8,106,945)     (8,106,945)
                                                  ------------   ------------   ------------    ------------    ------------

Balances as of June 30, 2003 ..................     92,894,590   $     92,895   $ 39,511,226    $(42,262,695)   $ (2,658,574)
                                                  ============   ============   ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR      FISCAL YEAR
                                                                              ENDED           ENDED
                                                                          JUNE 30, 2003    JUNE 30, 2002
                                                                          -------------    ------------
Cash flows from operating activities:
   Net loss ............................................................   $ (8,106,945)   $(14,677,279)
   Non-cash items:
     Depreciation and amortization of property and equipment and patent
       and license rights ..............................................        442,432       1,348,193
      Write-off of unamortized license rights (Note 17) ................             --         416,833
      Write-off of capitalized software development costs (Note 17)  ...             --         182,262
     Amortization of convertible debt discount (Note 13) ...............      1,703,431       2,008,607
     Amortization of deferred financing costs (Notes 11 and 13) ........        349,835         227,376
     Provision for bad debts ...........................................        407,905           9,553
     Provision for inventory obsolescence ..............................        315,734          67,634
     Bonus compensation applied to note receivable - officer
         principal (Note 7) ............................................             --          60,000
     Loss (gain) on retirement (sale) of equipment .....................         12,969            (479)
     Retroactive issuance of additional note conversion shares to a
       principal shareholder as an inducement (Note 14) ................        457,941              --
     Issuance of common shares, options and warrants to related party as an inducement to convert line of credit into convertible note
       (Note 13) .......................................................             --         310,364
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services (Note 14) ....................        296,922       1,546,609
     Beneficial conversion feature of convertible debt issued to related
       party (Note 13) .................................................             --          91,000
   Net changes in assets and liabilities:
     Accounts receivable ...............................................       (369,285)        149,282
     Inventories .......................................................        658,301        (670,229)
     Prepaid expenses ..................................................        107,607          59,286
     Accounts payable ..................................................        802,345         313,170
      Accrued liabilities ..............................................        461,075         544,818
     Commissions payable ...............................................             --        (585,601)
     Change in deferred financing costs and other non-current assets
                                                                                   (423)       (196,382)
                                                                           ------------    ------------
Net cash used in operating activities ..................................     (2,460,156)     (8,794,983)
                                                                           ------------    ------------
Cash flows from investing activities:
   Capital expenditures ................................................        (16,407)       (203,750)
   Software development costs capitalized ..............................             --         (93,583)
   Repayments of note receivable - officer (Note 7) ....................             --           1,621
                                                                           ------------    ------------
Net cash used in investing activities ..................................        (16,407)       (295,712)
                                                                           ------------    ------------
Cash flows from financing activities:
   Proceeds from option and purchase agreement (Note 10) ...............        250,000              --
   Proceeds from borrowings under credit facility (Note 11) ............             --       2,221,018
   Proceeds from issuances of convertible notes, net (Note 13) .........             --       4,422,500
   Proceeds from sales of common stock, net (Note 14) ..................      3,483,750       2,670,000
   Payments on capital lease obligations (Note 12) .....................        (42,527)       (176,602)
   Payments of borrowings under credit facility (Note 11) ..............       (251,086)             --
   Payments on notes payable ...........................................        (33,302)        (36,330)
   Payments on convertible notes (Note 13) .............................       (750,000)       (470,016)
   Restricted cash equivalent ..........................................        600,000        (600,000)
                                                                           ------------    ------------
Net cash provided by financing activities ..............................      3,256,835       8,030,570
                                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents ...................        780,272      (1,060,125)
Cash and cash equivalents at beginning of period .......................        589,854       1,649,979
                                                                           ------------    ------------
Cash and cash equivalents at end of period .............................   $  1,370,126    $    589,854
                                                                           ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FISCAL YEAR        FISCAL YEAR
                                                                              ENDED              ENDED
                                                                          JUNE 30, 2003       JUNE 30, 2002
                                                                          --------------      -------------
Supplemental schedule of cash activities:
   Interest paid in cash ............................................        $  459,398        $   24,257

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired through capital lease obligations
   (Note 6 and 12) ..................................................        $       --        $  220,588
Discount on beneficial conversion feature and fair value of
   detachable stock warrants (Note 13) ..............................                --         4,422,500
Deferred financing costs (Note 11 and 13) ...........................                --           392,500
Debt converted to convertible notes .................................                --           640,000
Convertible notes and accrued interest converted to common
   stock (Note 14) ..................................................         2,290,174         1,108,747
Bonus to officer of accrued interest on note receivable
   (Note 7) .........................................................             3,389                --
Issuance of common stock in exchange for (Note 14):
     Financing costs ................................................           807,941           126,899
     Prepaid intellectual property legal fees .......................                --           150,000


        The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a marketer of a proprietary total cholesterol measuring device for at-home use by health conscious consumers and at-risk medical patients. Through regular monitoring of one's total cholesterol level, an individual can continually assess their susceptibility to developing cardiovascular disease. Once diagnosed with a dangerously elevated total cholesterol level, regular at-home testing with one of our devices enables a patient to readily ascertain the benefits derived from diet modification, an exercise regiment and/or a drug therapy, thereby reinforcing their continuing compliance with an effective cholesterol-lowering program.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, the Company's independent certified public accountants have included an explanatory paragraph in their report on the accompanying consolidated financial statements for the fiscal year ended June 30, 2003 that expresses substantial doubt as to the Company's ability to continue as a going concern. The Company has pursued, and continues to pursue, a number of initiatives intended to ensure its ability to continue as a going concern. The Company's significant initiatives, and related matters, are discussed below.

With respect to its financial condition, the Company completed the following transactions during its fiscal 2003 fourth quarter that significantly decreased its working capital deficiency at June 30, 2003 and should prospectively provide it with additional cash flow flexibility and interest cost savings. First, effective May 1, 2003, the Company successfully converted its then expiring revolving credit facility with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800, which had been accruing interest at a fixed rate of 18% per annum, was bifurcated into a $2,000,000 twenty-four month term loan and a $197,800 advance loan, both with a fixed interest rate of 15% per annum. The repayment terms of the term loan are intended to provide the Company with additional monthly cash flow should it be successful in growing its net sales and accounts receivable. Second, in June 2003, the Company completed a private placement of its common shares with accredited investors that provided it with $3.5 million in net cash proceeds. These proceeds have been subsequently utilized primarily to service seriously overdue accounts payable with critical vendors, to procure additional inventory in preparation for the upcoming holiday selling season, from which the Company has experienced increased demand in past years, and to provide the Company with a modest cash balance from which to fund its near-term basic operating needs. As part of this private placement, holders of $1.8 million of the Companys then outstanding convertible notes, which were becoming due in August 2003, converted such notes, and $0.5 million in accrued interest thereon, into common shares.

At June 30, 2003, the Company had only 7,105,410 authorized common shares remaining available for future issuance. Accordingly, the Company currently is preparing a proposal for submission to its shareholders wherein it will request an increase in its authorized common shares from 100 million to 250 million. Should its shareholders not approve its pending proposal, the Company will be substantially limited to the future issuance of interest-bearing debt instruments to obtain needed financing.

Since June 30, 2003, the Company has been actively pursuing approximately $5.0 million in additional financing to fund its long-term operating needs, including its initial conducting of those long-delayed marketing activities it deems critical to building broad public awareness of, and demand for, its current consumer device. Although there can be no assurance of such, the Company currently believes that this additional financing, if obtained, and the sales increases it expects to realize from the initial marketing activities it will fund, will be sufficient to support it until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As more extensively discussed in Note 19, the Company completed on September 13, 2003 a private placement of $3,350,000 in convertible notes to an investment group, including certain of its existing institutional shareholders, from which it received $3,067,000 in net cash proceeds. The Company was required to immediately place $1,533,500 of the proceeds into escrow, the future release of such funds to it is contingent upon the approval by a majority of its shareholders of the proposed increase in its authorized common shares, as discussed above, and the initiation of trading in the Company's common shares on the OTC-BB. Any failure by the Company to obtain the approval of its shareholders for the requested increase in its authorized common shares will constitute a default, and, as a result, the noteholders may demand immediate repayment, as defined below. All notes have a stated 8.0% annual rate of interest, payable at the Company's option in either cash or authorized and unissued shares of its common stock, mature on September 10, 2006, and are convertible, only if the Company has sufficient authorized and unissued common shares, into shares of its common stock at a stated rate of $0.13 per share.

In connection with the immediately preceding private placement, the Company is required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the notes and accompanying stock purchase warrants on or before October 27, 2003. Depending upon the occurrence and duration of certain intervening events to which it has little or no control over, the Company may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by the Company to meet the mandated deadlines will constitute a default, and, as a result, the holders may demand immediate repayment. Within the context of any default, repayment is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of the Company's common stock subsequent to September 13, 2003. An underlying agreement also requires that the Company obtain the unanimous approval of the noteholders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be be prepaid without the consent of the holder and that each noteholder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. The Company will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or the Company withdraws it.

The Company is continuing, with the assistance of an investment banking firm, to pursue the balance of the long-term financing it requires, within the restrictions set forth immediately above. However, as more extensively discussed in Note 18, the Company's Board of Directors voted on September 23, 2003 to withdraw the Company's listing with the American Stock Exchange ("AMEX") and to obtain a listing with the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which the Company's common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. The Company believes that it meets the requirements for trading on the OTC-BB and is discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon its effective withdrawal from the AMEX. However, even if it is traded on the OTC-BB, the Company's common shares may be more difficult to buy or sell, and, as a result, its common shares may experience greater price volatility.

In light of the preceding restrictions, the Company may be significantly impeded in its ability to retain long-term financing it has recently procured or to obtain the balance of the long-term financing it requires to continue as a going concern. Absent its obtaining and retention of all the long-term financing it requires, it is unlikely that the Company will be able to realize its business plan and continue to operate.

With respect to its sales and gross margins, the Company introduced its current consumer device to the retail marketplace in October 2002, from which it has realized, and expects to continue to realize, a substantially improved gross margin. Despite such, the Company's consolidated gross margin for the next few fiscal quarters will continue to reflect a blended rate as it attempts to deplete its remaining inventory of its predecessor device, primarily through smaller, less prominent, direct marketers. During such time, the Company expects

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to offer related incentives that will adversely impact its consolidated gross margin, the degree to which currently is not determinable. However, once its inventory of these first-generation devices is fully depleted, the Company anticipates a consolidated gross margin in excess of 50% from sales of its current consumer device. Additionally, to the extent that it is able to conduct meaningful marketing activities, the Company believes that the economic and psychological attractiveness of its current consumer device's lower retail price point will substantially increase the likelihood of it realizing the significant sales increases and operating cost leverage it seeks over the longer term.

With respect to its operating cost structure, the Company has progressively taken a series of difficult, yet necessary, cost-cutting measures over the preceding several months. The most significant of which has been the elimination of substantially all non-critical personnel, consultants and infrastructure. The Company currently operates with a core staff of 17 critical employees, as compared to 38 employees at June 30, 2002. On April 18, 2003, as it had become critically short of operating cash, the Company immediately implemented 33% reductions in all senior management salaries, 10% reductions in all other salaries, and 10% workweek reductions on all hourly employees. While it has subsequently reinstated, effective June 1, 2003, 50% of all salary reductions and restored all hourly employees to full work weeks, the Company continues to realize a meaningful net savings in its salaried payroll. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of its current consumer device, the Company eliminated substantially all of its product research and development expenditures as of December 31, 2002. The Company expects that its product research and development needs and expenditures for the foreseeable future will remain nominal.

It must be noted that, should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which it may not recover.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase. The Company maintains its cash and cash equivalents with high quality financial institutions thereby minimizing any associated credit risks.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and those accounts that are past due beyond a certain date. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORIES

Inventories, which primarily consist of component parts, assembled devices and related supplies, are stated at the lower of first-in, first-out cost or market.

PATENT RIGHTS

Direct costs incurred in acquiring each patent right have been capitalized and are being subsequently amortized into operating results on a straight-line basis over seventeen years, such period being equal to both the statutory and estimated useful life of each respective patent.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: production machinery and equipment - five years; technology hardware and software - three years; and office furniture and equipment - five years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual lives of the underlying operating leases.

The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with any resulting net gain or loss included in the determination of net loss.

IMPAIRMENT OF LONG-LIVED ASSETS

Management, on at least a quarterly basis, evaluates each of the Company's long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the interest method over the term of the related debt agreement.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reported for cash equivalents, restricted cash equivalent, accounts receivable, accounts payable and accrued expenses materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The carrying values reported for non-current obligations materially approximated their respective fair values at each balance sheet date as the stated or discounted rates of interest reflected then prevailing market rates of interest.

REVENUE RECOGNITION

The Company recognizes a sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from the Company to its customer, collection of the related receivable is reasonably assured, and management is able to reliably estimate an appropriate allowance for sales returns based on relevent historical product experience and future expectations. Cost of sales primarily consists of direct labor, material and overhead, including freight-in costs, warehousing costs, shipping and handling costs, returned product processing costs, and inventory valuation adjustments for obsolescence.

MAJOR CUSTOMERS

Two customers individually accounted for approximately 24% and 23% of the Company's consolidated net sales for fiscal 2003 and approximately 10% and 30% of accounts receivable at June 30, 2003, respectively. Three customers individually accounted for approximately 19%, 14% and 10% of the Company's consolidated net sales for fiscal 2002 and approximately 7%, 35%, and 3% of accounts receivable at June 30, 2002, respectively.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Consolidated sales and marketing expenses include advertising costs of $469,669 and $1,408,787 during fiscal 2003 and 2002, respectively.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 31, 2002, the Financial Accounting Standards Board amended the transition and disclosure requirements of SFAS No. 123 through the issuance of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002.

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net losses presented below:

                                                      FISCAL YEARS ENDED
                                              ---------------------------------
                                                 JUNE 30,            JUNE 30,
                                                   2003                2002
                                              ---------------------------------

Net loss, as reported ................        $ (8,106,945)        $(14,677,279)

Add: SFAS No. 123 compensation expense          (1,609,790)          (1,892,255)
                                              ------------         ------------

Pro forma net loss ...................          (9,716,735)        $(16,569,534)

Net loss per share:

    Basic and diluted  - as reported .        $      (0.24)        $      (0.67)
                                              ============         ============

    Basic and diluted - pro forma ....        $      (0.29)        $      (0.75)
                                              ============         ============


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        FISCAL YEARS ENDED
                                                    -------------------------
                                                      JUNE 30,       JUNE 30,
                                                        2003           2002
                                                    -------------------------

Risk-free interest rate........................          4.3%            4.3%

Expected volatility............................        123.9%          120.2%

Expected life in years.........................       2 - 10          2 - 10

Expected dividends.............................         None            None

The estimated fair values for stock options granted during fiscal 2003 and 2002 were $0.19 to $0.75 and $0.51 to $2.15, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2003 and 2002, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 64,833,575 and 20,160,607 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock option, stock warrants and convertible debt were exercised or converted into common shares.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEGMENT REPORTING

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% and 3% of consolidated net sales in fiscal 2003 and 2002, respectively.

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

The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002, for transactions occurring after such date with no material impact on its consolidated financial statements. The Company adopted SFAS Nos. 142, 143 and 144, as well as the remaining provisions of SFAS No. 145, as required, on July 1, 2002, with no material impact on its accompanying consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company adopted SFAS No. 146, as required, on January 1, 2003, with no material impact on its accompanying consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted FIN 45, as required, on January 1, 2003, with no material impact on its accompanying consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 further amends the disclosure provisions of SFAS No. 123 and APBO No. 28 to require prominent annual and interim disclosures about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. As the Company continues to account for stock-based employee compensation under the intrinsic value based method allowed by APBO No. 25, the Company's adoption of the disclosure provisions of SFAS No. 148, as required, on January 1, 2003 had no impact on its accompanying consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As the Company has not had, and continues not to have, any ownership in variable interest entities, the Company's adoption of FIN 46, as required, on January 31, 2003, had no impact on its accompanying consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003 with no impact.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May 31, 2003 for financial instruments entered into or modified after such date, with no impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 are effective beginning with the Company's fiscal 2004 first quarter ending September 30, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at July 1, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, on July 1, 2003, with no impact.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The following schedules set forth the activity in the Company's allowance for doubtful accounts receivable for the following periods:

                                                           FISCAL YEARS ENDED
                                                       ---------------------------
                                                         JUNE 30,         JUNE 30,
                                                          2003              2002
                                                       ---------         ---------
         Balance, beginning of year .........          $  91,188         $  26,158
         Additions to allowance .............            427,617           180,339
         Deductions, net of recoveries ......            (65,160)         (115,309)
                                                       ---------         ---------
         Balance, end of year ..............           $ 453,645         $  91,188
                                                       =========         =========

5.    INVENTORIES, NET

Inventories, net, consist of the following:

                                                                  JUNE 30,
                                                     -------------------------------
                                                         2003                2002
                                                     -----------         -----------

         Raw materials ...........................   $ 1,203,877         $ 1,524,618
         Work in process .........................        63,861             493,381
         Finished goods ..........................       719,548             627,588
                                                     -----------         -----------
                                                       1,987,286           2,645,587
         Less allowance for inventory obsolescence      (374,696)            (58,962)
                                                     -----------         -----------
         Inventories, net ........................     1,612,590         $ 2,586,625
                                                     ===========         ===========

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

                                                                         JUNE 30,
                                                               -------------------------------
                                                                   2003                2002
                                                               -----------         -----------

         Production machinery and equipment ...........        $   889,545         $   873,138
         Technology hardware and software .............            583,844             613,351
         Leasehold improvements .......................            368,495             368,495
         Office furniture and equipment ...............            123,565             123,565
                                                               -----------         -----------
                                                                 1,965,449           1,978,549
         Less accumulated depreciation and amortization         (1,317,922)           (974,969)
                                                               -----------         -----------
         Property and equipment, net ..................        $   647,527         $ 1,003,580
                                                               ===========         ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    NOTE RECEIVABLE - OFFICER

Through fiscal 2001, the Company's Board of Directors periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, accrues interest at a stated interest rate of 8.75% per annum and requires bi-weekly repayments of principal and interest through May 23, 2014.

Effective May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. The Board of Directors subsequently awarded the Company's Chief Executive Officer a $60,000 bonus for his fiscal 2002 performance with such bonus applied in its entirety against the outstanding note receivable balance.

On August 29, 2003, the Board of Directors awarded the Company's Chief Executive Officer a $3,389 bonus for his fiscal 2003 performance with such bonus applied in its entirety against the accrued interest on the outstanding note receivable balance.

8.    DEFERRED TAX ASSETS

The Company's deferred tax assets principally relate to (i) net operating loss carry-forwards that are available, within statutory annual limits, to offset future taxable income, if any, (ii) purchased software technology and (iii) compensatory stock options granted. These deferred tax assets, which approximated $15.5 million and $13.1 million at June 30, 2003 and 2002, respectively, were fully offset by valuation allowances for financial reporting purposes. At June 30, 2003, the Company had net operating loss carry-forwards of approximately $33.4 million that expire in calendar years 2006 through 2023.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                        JUNE 30,
                                                                  --------------------
                                                                     2003       2002
                                                                  --------    --------

         Accrued interest payable ............................    $472,413    $511,462
         Accrued royalties payable ...........................     104,104      39,960
         Accrued sales returns, including warranty obligations     103,947      54,278
         Accrued wages, benefits and related taxes ...........      79,672     188,793
         Accrued other .......................................       5,911       5,669
                                                                  --------    --------
         Total accrued liabilities ...........................    $766,047    $800,162
                                                                  ========    ========

10.   OPTION AND PURCHASE AGREEMENT

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The Company has reflected the $250,000 received as deferred income at June 30, 2003. As this option and purchase agreement subsequently expired unexercised on July 10, 2003, the Company will recognize a $250,000 non-operating income during its fiscal 2004 first quarter.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   NOTE PAYABLE

Effective May 1, 2003, the Company renegotiated its existing revolving credit facility agreement with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to the Company upon its full repayment of the term loan. Either loan may be prepaid at any time, without penalty, at the Company's option. As with the original revolving credit facility, both loans are secured and collateralized by the Company's accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. In consideration for extending the above loans, the Company will pay the financial institution an annual fee of $100,000, beginning on May 1, 2003 and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company's common stock.

12.   OPERATING AND CAPITAL LEASES

The Company leases its corporate facilities as well as certain equipment under operating leases. Certain of these operating leases are noncancellable and contain rent escalation clauses. The Company incurred aggregate rent expense under operating leases of $128,866 and $183,032 during fiscal years 2003 and 2002, respectively. The Company also leases certain equipment under capital leases. The aggregate net carrying value of the underlying collateralizing assets was approximately $285,000 and $434,000 at June 30, 2003 and 2002, respectively.

The future aggregate minimum lease payments under lease agreements in existence at June 30, 2003 are as follows:

                                                        OPERATING     CAPITAL
         FISCAL YEARS ENDING JUNE 30,                     LEASES      LEASES
         --------------------------------------------------------------------

         2004 ......................................    $ 69,864    $159,088
         2005 ......................................       4,299      29,648
         2006 ......................................          --      11,512
         2007 ......................................          --       5,340
         2008 ......................................          --       5,340
         Thereafter ................................          --          --
                                                        --------    --------
         Total lease payments ......................    $ 74,163     210,928
                                                        ========
         Less imputed interest .....................                  20,210
                                                                    --------
         Present value of net minimum lease payments
                                                                     190,718
         Less current maturities ...................                 147,964
                                                                    --------
         Total long-term capital lease obligation ..                $ 42,754
                                                                    ========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   CONVERTIBLE DEBT

The Company has outstanding unsecured convertible notes with an aggregate principal face amount of $5.3 million that accrue interest at the prime rate plus two percent (6.00% at June 30, 2003) and become due and payable on various dates between July 1, 2006 and November 20, 2006. These notes were initially convertible at the option of the holders into common stock of the Company at a rate of $1.00 per common share. However, pursuant to an anti-dilution provision providing for a formula-driven downward adjustment of their conversion rate should the Company subsequently issue common shares at a price below the then stated conversion rate, the conversion rate was adjusted downward to $0.10 per common share in connection with a private placement of the Company's common shares that commenced in March 2003. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature. The aggregate fair value of the detachable warrants and beneficial conversion feature was equal to the aggregate principal face amount of the debt proceeds received, and as such, this amount was recorded as a debt discount by increasing additional paid-in capital. This debt discount is being amortized to interest expense over the life of the underlying notes. The related unamortized debt discount amounted to $2,883,918 and $4,578,957 at June 30, 2003 and 2002, respectively. The remaining principal and discounted amounts of the Company's outstanding convertible debt obligations at June 30, 2003 of $5,270,000 and $2,386,082, respectively, mature during the Company's fiscal year ending June 30, 2007.

14.   STOCKHOLDERS' DEFICIT

General

On June 10, 2002, the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized "blank check" preferred shares from 5 million to 15 million and the number of authorized common shares from 50 million to 100 million.

Common Stock Issued For Cash

During fiscal 2003 and 2002, the Company issued 34,837,500 and 2,850,000 shares of its common stock in "best efforts" private placements with accredited investors from which it received $3,483,750 and $2,670,000, respectively (net of $55,000 and $180,000 in issuance costs, respectively). The fiscal 2003 placements included 50,000 and 97,500 common shares sold, at the same price paid by unrelated parties, to a member of the Company's Board of Directors and the Company's Chief Financial Officer, respectively.

The purchasers of 1,000,000 of the common shares issued during fiscal 2002 received an anti-dilution guarantee providing for the issuance of a formula-driven, then indeterminable number of additional common shares at no additional consideration should the Company subsequently issue common shares or convertible debt with a price or conversion rate below $1.00 per share, respectively.

The purchasers of 16,000,000 of the common shares issued during fiscal 2003 received an anti-dilution guarantee providing for the issuance of a formula-driven, then indeterminable number of additional common shares at no additional consideration should the Company subsequently issue, on or before July 26, 2003, common shares or common stock equivalents with an effective price below $0.125 per share, respectively.

All previously issued and outstanding anti-dilution guarantees expired as of July 26, 2003 without the issuance of any additional common shares by the Company.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Common Stock Issued For Services

During fiscal 2003 and 2002, the Company issued 4,567,140 and 663,919 common shares, respectively, to unrelated parties for the performance of various services. The Company recognized associated expenses of $472,964 and $964,474 during fiscal 2003 and 2002, respectively, based upon the fair market value of the common shares at their respective dates of issuance.

Common Shares Issued Upon Conversion of Convertible Debt

During fiscal 2003, holders of $1,794,984 of the Company's then outstanding convertible notes converted such notes, and $495,190 in accrued interest thereon, into 22,901,730 common shares. During fiscal 2002, holders of $1,052,500 of the Company's then outstanding convertible notes converted such notes, and $56,247 in accrued interest thereon, into 1,108,747 common shares.

Other Issuances of Common Shares

In January 2003, the Company issued 1,040,816 previously escrowed registered shares of its common stock to an institutional shareholder in full and final resolution of a dispute regarding the number of common shares it was entitled to under an anti-dilution guarantee. As part of this resolution, the institutional shareholder agreed to the cancellation of all outstanding stock purchase warrants held by it and to waive any potential liquidated damage claims it may have had against the Company pursuant to a related registration rights agreement.

In March 2003, the Company elected to retroactively issue a principal shareholder, who had previously converted certain outstanding notes of the Company at the then stated rate of $1.00 per common share, an additional 4,579,407 common shares as an inducement for him to participate in a subsequent private placement of common shares at $0.10 per share.

In May 2003, the Company issued 1,000,000 shares of its common stock to an institutional holder of convertible notes in exchange for their forfeiting an anti-dilution guarantee and warrants.

Stock Options and Warrants

During fiscal 2002, the Company executed a number of stock option agreements with third parties for the performance of consulting and other services. These stock option agreements covered 142,500 shares of the Company's common stock during fiscal 2002. The option agreements contain exercise prices ranging from $1.00 to $5.00 per share and have contractual lives ranging from one year to five years. In connection with these stock option agreements and the related services obtained, the Company recognized various expenses aggregating $135,842 during fiscal 2002. There were no such option agreements during fiscal 2003.

During fiscal 2003 and 2002, the Company entered into several agreements with third parties for the performance of various services over subsequent two to three year periods. In connection therewith, the Company granted these service providers stock options with various exercise prices and expiration dates. During fiscal 2003 and 2002, the Company recognized various expenses aggregating $68,797 and $576,631, respectively, for the fair value of the issued stock options. Such expenses will be adjusted in future fiscal periods, as the related services are performed, based on the then calculated fair values and any incremental changes which may occur therein. The related expenses are being recognized as the stock options vest based on the terms of the stock option agreements.

15.   STOCK OPTIONS AND WARRANTS

The Company has an Employee Stock Option Plan (the "Plan") that provides for the grant of options to employees to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 2003, 1,124,558 options originally made available under the Plan remain available for grant. The Company also grants from time to time stock options and warrants outside the Plan to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company with financing.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On June 10, 2002, the Company's shareholders approved the adoption of the 2002 Stock Option Plan ("2002 Plan") pursuant to which two million shares of the Company's common stock were reserved for future issuance upon exercise of options granted at exercise prices to be approved by the Board of Directors. These options may be issued to directors, officers, employees, or other persons who perform services on behalf of the Company. No options have been granted under the 2002 Plan as of June 30, 2003.

The following table summarizes stock option and warrant activity during fiscal 2003 and 2002:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                            OPTIONS/      EXERCISE
                                                            WARRANTS        PRICE
                                                          -----------     --------
         Options/warrants outstanding at June 30, 2001      9,217,766     $   2.32
         Granted .....................................      3,473,584         2.23
         Expired .....................................       (345,727)        1.26
         Exercised ...................................             --           --

         Options/warrants outstanding at June 30, 2002     12,345,623         2.33
         Granted .....................................      1,609,500         0.85
         Expired .....................................     (5,995,738)        2.62
         Exercised ...................................             --           --
                                                          -----------     --------
         Options/warrants outstanding at June 30, 2003      7,959,385     $   1.81
                                                          ===========     ========

         Exercisable at June 30, 2003 ................      5,137,476     $   1.93
                                                          ===========     ========


The following table summarizes information about the Company's outstanding stock options and warrants at June 30, 2003:

                                           OPTIONS/WARRANTS                      OPTIONS/WARRANTS
                                             OUTSTANDING                            EXERCISABLE
                             ----------------------------------------------  ---------------------------
                                               WEIGHTED
                                               AVERAGE           WEIGHTED                  WEIGHTED
                RANGE OF                      REMAINING         AVERAGE                     AVERAGE
                EXERCISE        NUMBER       CONTRACTUAL        EXERCISE       NUMBER      EXERCISE
                 PRICES       OUTSTANDING     LIFE (YRS)         PRICE      EXERCISABLE      PRICE
             --------------------------------------------------------------------------------------------
             $0.25 - $0.50          40,000       2.81       $     0.25           40,000  $     0.25
             $0.50 - $0.75       1,470,000       7.45             0.75          370,000        0.75
             $0.98 - $1.02         803,746       1.25             1.00          801,446        1.00
             $1.25 - $1.50       2,466,262       6.37             1.42        1,548,438        1.39
             $1.69 - $1.95          92,000       5.57             1.81           74,000        1.77
             $2.00 - $2.25          20,000       3.40             2.00           16,224        2.00
             $2.44 - $2.50       1,481,250       1.34             2.50        1,318,750        2.50
             $3.00 - $3.30       1,455,927       3.93             3.03          836,118        3.06
             $3.50 - $3.75           7,500       2.26             3.63            7,500        3.63
             $5.00                 125,000       1.71             5.00          125,000        5.00
             --------------------------------------------------------------------------------------------
             $0.25 - $5.00       7,961,685       4.56       $     1.81        5,137,476  $     1.93
             ============================================================================================

16.   EMPLOYEE SAVINGS, RETIREMENT AND PROFIT SHARING PLAN

Effective March 1, 2002, the Company established a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Internal Revenue Code ("the "401(k) Plan") pursuant to which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company, at its discretion, may elect to (i) contribute a matching percentage of the employees' overall contribution and/or (ii) make a profit sharing contribution based on the overall profitability of the Company. The Company did not make any contributions for the fiscal years ended June 30, 2003 and 2002.

17.   WRITE-OFF OF LICENSE RIGHTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At June 30, 2002, management deemed it appropriate to write-off the Company's $416,833 unamortized balance for license rights. These license rights pertain exclusively to an alternative total cholesterol measuring technology not utilized by the Company's current line of cholesterol monitors and which is unrelated to the Company's proprietary patents. Management's bases for the write-off were as follows: (i) the favorable terms of the Company's current multiple-year licensing and manufacturing agreement with the developer of the total cholesterol dry-chemistry test strips utilized by the Company's current line of cholesterol monitors make it highly unlikely that the Company would elect during the remaining license term to make the substantial capital investments necessary to internally manufacture dry-chemistry test strips utilizing this alternative technology, (ii) the Company's recent introduction and continuing roll-out of its consumer monitor into the retail marketplace, as well as certain recent technological advances within the industry, have diminished any sub-licensing prospects for this alternative technology, and
(iii) the Company's current financial position makes any internal development and market introduction of products utilizing this alternative technology highly unlikely during the remaining license term.

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

18.   CONTINGENCIES

General

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

Compensating Payment Provision with Principal Vendor

The Company's contract with the supplier of its dry-chemistry total cholesterol test strips contains a provision that could potentially require the Company to make certain compensating payments in the event the Company fails to meet minimum annual sales requirements. The dollar amount of such future amounts, if any, is currently indeterminable.

American Stock Exchange's Assertion of Rule Violations and the Company's Pending Delisting

In June 2003, the Company completed a private placement of 34.9 million shares of its common stock with accredited investors at $0.10 per share that provided it with $3.5 million in aggregate net cash proceeds. As part of this private

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


placement, holders of $1.8 million of the Company's then outstanding convertible notes, which were becoming due and payable in August 2003, converted such notes, and $0.5 million in accrued interest thereon, at $0.10 per share into 22.9 million shares of the Company's common stock. On June 20, 2003, the Company issued a press release, and filed a Form 8-K with the United States Securities and Exchange Commission, publicly disclosing its completion of these transactions. [Note: The preceding transactions are included within the fiscal 2003 activity previously summarized in Note 14 - Stockholders Deficit]

On June 27, 2003, the Company received a telephone call from an American Stock Exchange ("AMEX") official who advised it that these common share issuances may have violated AMEX Rules 711 and 713. The Company was advised that Rule 711 requires a company to obtain the advance approval by its shareholders of any new issuance of common shares in excess of 5% of its previously outstanding common shares to officers, directors and key employees at a price below the then prevailing market price per share. The Company was additionally advised that Rule 713 requires that a company obtain the advance approval by its shareholders of any new issuance of common shares in excess of 20% of its previously outstanding common shares at a price below the then prevailing market price per share. The Company immediately advised the AMEX that any such violations were completely inadvertent and informed them in detail regarding the perilous day-to-day financial conditions it had been operating under immediately prior to it undertaking these issuances out of financial necessity.

On June 30, 2003, without any advance notice to the Company, the AMEX suspended trading in the Company's common shares. Upon becoming aware of such, the Company issued a press release publicly announcing the AMEX's assertions regarding possible rule violations and its request to the AMEX for an exception pursuant to its Rule 710 of the shareholder approval requirements of Rules 711 and 713. The AMEX allowed trading in the Company's common shares to resume on July 1, 2003.

After several extensive telephone discussions with the AMEX, the Company submitted a preliminary proposal on July 11, 2003 whereby it would retroactively seek shareholder approval of the subject common share issuances. On July 21, 2003, the Company received a formal "deficiency" letter from the AMEX that cited two issues of concern. The first issue cited was the Company's failure to obtain advance shareholder approval of the subject common share issuances. The second issue cited was the Company's financial viability. The letter specifically requested that the Company respond in writing by August 20, 2003 with a proposal to cure the cited rule violations within 90 days and a viable plan to continue as a going concern for at least the next 18 months. The Company submitted its formal response on August 20, 2003.

On September 22, 2003, the Company was advised by AMEX officials in a telephone call that they had decided to proceed with delisting and that a formal letter to that effect was forthcoming. On September 23, 2003, the Company's Board of Directors voted to withdraw the Company's listing with the AMEX and to obtain a listing with the Over-The-Counter Bulletin Board ("OTC-BB"). The date on which the Company's common shares will no longer trade on the AMEX is currently unknown but it is anticipated to be within days or weeks of this filing. The Company believes that it meets the requirements for trading on the OTC-BB and is discussing quotation on the OTC-BB with several potential Market Makers for sponsorship on the OTC-BB upon its effective withdrawal from the AMEX. However, even if it is traded on the OTC-BB, the Company's common shares may be more difficult to buy or sell, and, as a result, its common shares may experience greater price volatility.

19.   SUBSEQUENT EVENT

The Company completed on September 13, 2003 a private placement of $3,350,000 in convertible notes to an investment group, including certain of its existing institutional shareholders, from which it received $3,067,000 in net cash proceeds. The Company was required to immediately place $1,533,500 of the proceeds into escrow, the future release of such funds to it is contingent upon the approval by a majority of its shareholders of a proposed increase in its authorized common shares from 100 million to 250 million and the initiation of trading in the Company's common shares on the OTC-BB. Any failure by the Company

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to obtain the approval of its shareholders for the requested increase in its authorized common shares will constitute a default, and, as a result, the noteholders may demand immediate repayment, as defined below. All notes have a stated 8.0% annual rate of interest, payable at the Company's option in either cash or authorized and unissued shares of its common stock, mature on September 10, 2006, and are convertible, only if the Company has sufficient authorized and unissued common shares, into shares of its common stock at a stated rate of $0.13 per share. Each noteholder received stock purchase warrants enabling them to purchase shares of the Company's common stock at $0.2144 per share over a subsequent two year period equal to 50% of the common shares they would be entitled to receive upon their immediate conversion of the note principal. Any related subsequent issuances of the Company's common stock are limited to any individual noteholder beneficially owning no more than 4.99% of the Company's then outstanding common shares.

In connection with the immediately preceding private placement, the Company is required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the notes and accompanying stock purchase warrants on or before October 27, 2003. Depending upon the occurrence and duration of certain intervening events to which it has little or no control over, the Company may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by the Company to meet the mandated deadlines will constitute a default, and, as a result, the noteholders may demand immediate repayment. Within the context of any default, repayment is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of the Company's common stock subsequent to September 13, 2003. An underlying agreement also requires that the Company obtain the unanimous approval of the noteholders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be be prepaid without the consent of the holder and that each noteholder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. The Company will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or the Company withdraws it.

The Company is continuing to ascertain the appropriate acccounting for these notes and accompanying warrants, including their respective fair values and any resulting debt discount.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matters for inclusion herein.

                                    PART III


ITEM 9. OUR DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; OUR COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 19, 2003, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 10. OUR EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 19, 2003, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 11. OUR SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 19, 2003, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 12.  OUR CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 19, 2003, which will be filed with the Commission on or before October 28, 2002 pursuant to Regulation 14A.

ITEM 13.  OUR EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits are listed in the Exhibit Index on page 62 of this Form 10-KSB, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  We filed no reports on Form 8-K during our fiscal 2003 fourth quarter.

ITEM 14.  OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d--15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho, on this 30th day of September 2003.


                                   LIFESTREAM TECHNOLOGIES, INC.


                                   By:  /s/  Christopher Maus
                                        ---------------------------------
                                             Christopher Maus
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer

                                   By:  /s/  Brett Sweezy
                                        ---------------------------------
                                             Brett Sweezy
                                        Chief Financial and Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 30th day of September 2003:


/s/   Christopher Maus                     Chairman of the Board of Directors,
-----------------------------              President and Chief Executive Officer
      Christopher Maus

/s/   Robert Boyle                         Director
-----------------------------
      Robert Boyle

/s/   Michael Crane                        Director
-----------------------------
      Michael Crane

/s/   William Gridley                      Director
-----------------------------
      William Gridley

 EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of Lifestream Technologies, Inc., dated June 20, 2002.5

3.2    By-laws of Lifestream Technologies, Inc.1

10.1 Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998. 2

10.2 License and Supply Agreement between Lifestream Technologies, Inc. and Roche Diagnostics GmbH dated December 12, 2000.2

10.3 Promissory Note [Secured Revolving Credit Facility] between Lifestream Technologies, Inc. and Capital South Financial Services, Inc. dated June 18, 2002.

10.4   Securities Purchase Agreement dated June 5, 2003.4

10.5   Registration Rights Agreement dated June 5, 2003.4

10.6   Securities Purchase Agreement dated September 10, 2003.

10.7   Form of Convertible Debenture due September 10, 2006.

10.8   Registration Rights Agreement dated September 10, 2003.

10.9   Common Stock Purchase Warrant dated September 10, 2003.

21.1   Subsidiaries of the Registrant.2

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.