Form 10QSB
period 2003-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2003-11-14
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2003, the registrant had 99,741,024 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

                                                                                                        PAGE
                                                                                                   -----------
PART I.  OUR FINANCIAL INFORMATION

Item 1.  Our Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003..........       1

         Condensed Consolidated Statements of Operations for the three months ended September 30,
          2003, and September 30, 2002.............................................................       2

         Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 2003 and September 30, 2002................................................       3

         Notes to Interim Condensed Consolidated Financial Statements..............................       4

Item 2.  Our Management's Discussion and Analysis..................................................       12

Item 3.  Our Controls and Procedures...............................................................       22


PART II.  OUR OTHER INFORMATION

Item 1.  Our Legal Proceedings.....................................................................       23

Item 2.  Our Changes in Securities and Use of Proceeds.............................................       23

Item 3.  Our Defaults Upon Senior Securities.......................................................       23

Item 4.  Our Submission of Matters to a Vote of Security Holders...................................       23

Item 5.  Our Other Information.....................................................................       24

Item 6.  Our Exhibits and Reports on Form 8-K......................................................       24

Signatures.........................................................................................       25

PART I.  OUR FINANCIAL INFORMATION

ITEM 1.  OUR INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,       JUNE 30,
                                                                                         2003              2003
                                                                                    ------------      ------------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents ..................................................     $    956,801      $  1,370,126
   Accounts receivable, net ...................................................          386,193           269,398
   Inventories, net (Note 4) ..................................................        1,328,731         1,612,590
   Prepaid expenses ...........................................................          353,174            38,506
                                                                                    ------------      ------------
        Total current assets ..................................................        3,024,899         3,290,620
Deferred financing costs, net .................................................          648,314           422,897
Patent rights, net ............................................................          542,210           562,945
Property and equipment, net ...................................................          501,193           647,527
Note receivable - officer (Note 5) ............................................           38,728            38,728
Contingent offering proceeds held in escrow (Note 8) ..........................        1,533,500                --
Other .........................................................................           77,391           115,208
                                                                                    ------------      ------------
        Total assets ..........................................................     $  6,366,235      $  5,077,925
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...........................................................     $  1,380,942      $  2,173,720
   Accrued liabilities (Note 6) ...............................................          422,563           766,047
   Capital lease obligations ..................................................           45,021           147,964
   Notes payable (Note 7) .....................................................          900,000           900,000
   Deferred income (Note 10) ..................................................               --           250,000
                                                                                    ------------      ------------
        Total current liabilities .............................................        2,748,526         4,237,731
Capital lease obligations .....................................................           33,345            42,754
Note payable (Note 7) .........................................................          879,392         1,069,932
Convertible notes, principal face amounts of $8,370,000 and $5,270,000,
   respectively (Note 8) ......................................................        2,523,754         2,386,082
                                                                                    ------------      ------------
        Total liabilities .....................................................        6,185,017         7,736,499
                                                                                    ------------      ------------

Commitments and contingencies (Notes 8 and 11)

Stockholders' equity (deficit) (Note 9):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ...........................................................               --                --
   Common stock, $.001 par value; 100,000,000 shares authorized; 99,741,024 and
     92,894,590 issued and outstanding, respectively ..........................           99,741            92,895
   Additional paid-in capital .................................................       43,539,023        39,511,226
   Accumulated deficit ........................................................      (43,457,546)      (42,262,695)
                                                                                    ------------      ------------
        Total stockholders' equity (deficit) ..................................          181,218        (2,658,574)
                                                                                    ------------      ------------
        Total liabilities and stockholders' equity (deficit) ..................     $  6,366,235      $  5,077,925
                                                                                    ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED
                                                                               ------------------------------
                                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                                    2003             2002
                                                                               ------------      ------------
Net sales ................................................................     $    625,475      $  1,132,437

Cost of sales ............................................................          427,136           914,873
                                                                               ------------      ------------
          Gross profit ...................................................          198,339           217,564
                                                                               ------------      ------------
Operating expenses:
  Sales and marketing ....................................................          131,918           214,998
  General and administrative .............................................          697,851           936,061
  Product research and development .......................................            3,468           177,329
  Depreciation and amortization ..........................................           79,313           120,457
  Loss on disposal of equipment ..........................................           87,756                --
                                                                               ------------      ------------
      Total operating expenses ...........................................        1,000,306         1,448,845
                                                                               ------------      ------------
          Loss from operations ...........................................         (801,967)       (1,231,281)
                                                                               ------------      ------------
Non-operating income (expenses):
  Interest income ........................................................            2,007             1,018
  Interest and financing expenses (Notes 7 and 8) ........................         (257,219)         (379,378)
  Amortization of discount on convertible notes (Note 8) .................         (387,672)         (320,218)
  Gain on unexercised option and purchase agreement (Note 10) ............          250,000                --
  Other ..................................................................               --              (653)
                                                                               ------------      ------------
      Total non-operating expenses, net ..................................         (392,884)         (699,231)
                                                                               ------------      ------------
          Net loss .......................................................     $ (1,194,851)     $ (1,930,512)
                                                                               ============      ============

          Net loss per common share - basic and diluted (Note 3) .........     $      (0.01)     $      (0.08)
                                                                               ============      ============

          Weighted average shares outstanding - basic and diluted (Note 3)       95,989,741        24,980,497
                                                                               ============      ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                             ----------------------------
                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                                 2003             2002
                                                                             -----------      -----------
OPERATING ACTIVITIES:
   Net loss ............................................................     $(1,194,851)     $(1,930,512)
   Non-cash items:
     Depreciation/amortization of property, equipment and patent rights           79,313          120,457
     Loss on disposal of equipment .....................................          87,756               --
     Amortization of deferred financing costs (Notes 7 and 8) ..........          57,583           90,100
     Amortization of discount on convertible notes (Note 8) ............         387,672          320,218
     Provision for (recovery of) doubtful accounts .....................          20,520          (42,572)
     Reduction in inventory valuation allowance ........................         (22,719)              --
     Equity-based compensation for employee/non-employee services ......              --           52,141
     Beneficial conversion feature of convertible note to related party               --           13,154
     Other .............................................................         (15,357)              --
   Net changes in assets and liabilities:
     Accounts receivable ...............................................        (137,315)             (26)
     Inventories .......................................................         306,578          197,608
     Prepaid expenses ..................................................        (314,668)           1,331
     Accounts payable ..................................................        (792,778)         823,295
     Accrued liabilities ...............................................         106,516          143,813
     Deferred income ...................................................        (250,000)              --
     Change in non-current assets ......................................          57,817             (854)
                                                                             -----------      -----------
          Net cash used in operating activities ........................      (1,623,933)        (211,847)
                                                                             -----------      -----------
INVESTING ACTIVITIES:
   Capital expenditures ................................................              --           (1,683)
                                                                             -----------      -----------
          Net cash used in investing activities ........................              --           (1,683)
                                                                             -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of convertible notes, net (Note 8) ...........       1,513,500               --
   Proceeds from borrowings under credit facility ......................              --           84,079
   Principal payments of capital lease obligations .....................        (112,352)              --
   Principal payments of notes payable .................................        (190,540)              --
   Principal payments of convertible notes and other debt ..............              --         (459,082)
                                                                             -----------      -----------
          Net cash provided by (used in) financing activities ..........       1,210,608         (375,003)
                                                                             -----------      -----------
Net decrease in cash and cash equivalents ..............................        (413,325)        (588,533)
Cash and cash equivalents at beginning of period .......................       1,370,126          589,854
                                                                             -----------      -----------
Cash and cash equivalents at end of period .............................     $   956,801      $     1,321
                                                                             ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ..............................................     $        --      $   127,763

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes
    and the fair value of accompanying detachable stock warrants (Note 8)    $ 3,350,000      $        --

    Contingent offering proceeds held in escrow (Note 8) ...............     $ 1,553,500      $        --
    Issuance of common stock in exchange for:
      Conversion of convertible debt and accrued interest (Note 9) .....     $   700,000      $        --
      Financing costs ..................................................     $        --      $    13,154
      Non-employee services ............................................     $        --      $    52,141

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc. (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a marketer of a proprietary total cholesterol measuring device for at-home use by health conscious consumers and at-risk medical patients. Through regular monitoring of one's total cholesterol level, an individual can continually assess their susceptibility to developing cardiovascular disease. Once diagnosed with an elevated total cholesterol level, regular at-home testing with one of our devices enables a patient to readily ascertain the benefits derived from diet modification, an exercise regimen and/or a drug therapy, thereby reinforcing their continuing compliance with an effective cholesterol-lowering program.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal year ended June 30, 2003 that expressed substantial doubt as to the Company's ability to continue as a going concern.

As more extensively discussed in Note 8, the Company subsequently completed on September 13, 2003 a private placement offering of $3,350,000 in unsecured convertible notes from which it received $3,067,000 in net cash proceeds. However, the Company was required to immediately place 50%, or $1,533,500, of the net cash proceeds into escrow. The future release of these escrowed proceeds remains contingent upon the Company obtaining the approval by a majority of its shareholders of a proposed increase in its authorized common shares from 100 million to 250 million, which is to be voted upon at a special meeting of shareholders to be held on December 1, 2003. Any failure by the Company to obtain such approval will constitute a default event, thereby allowing the note holders to immediately demand "repayment," as defined below. Furthermore, as the Company had only 105,410 authorized common shares remaining available for issuance at September 30, 2003, any failure by the Company to obtain such approval will limit its future financing options to the issuance of higher interest-bearing, non-convertible debt instruments.

As a result of the $1,533,500 in offering proceeds retained, the Company reported $276,373 in working capital at September 30, 2003. However, absent a significant increase in its fiscal 2004 second quarter net sales and the receipt of the $1,533,500 balance of offering proceeds held in escrow, the Company anticipates that it will have a working capital deficiency at December 31, 2003.

Even if the Company is successful in obtaining the required shareholder approval for an increase in its authorized common shares, and thus, receives the escrowed offering proceeds, the Company currently estimates that it will need approximately $5.0 million in additional financing. This additional funding will be necessary to fund the Company's longer-term operating needs, including its continued conducting of those marketing activities it deems critical to building broad public awareness of, and demand for, its current consumer device. Within the restrictions set forth above, the Company is continuing, with the assistance of an investment banking firm, to pursue this additional financing. Although there can be no assurance of such, the Company currently believes that its receipt of the escrowed offering proceeds and the additional financing it seeks, followed by the sales increases it expects to realize from the additional marketing activities they will collectively fund, will be sufficient to support it until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

With respect to its sales and gross margins, the Company introduced its current consumer device to the retail marketplace in October 2002, from which it has realized, and expects to continue to realize, a substantially improved gross margin. Despite such, the Company's consolidated gross margin for the next few fiscal quarters will continue to reflect a blended rate as it attempts to deplete its remaining inventory of its predecessor device, primarily through smaller, less prominent, direct marketers. During such time, the Company may periodically offer related incentives that would adversely impact its consolidated gross margin, the timing and degree to which is not currently determinable. However, once its inventory of these predecessor devices is fully depleted, the Company anticipates a consolidated gross margin of approximately 50% from sales of its current consumer device. Additionally, to the extent that it is able to continue to conduct the meaningful marketing activities it began in October 2003, primarily targeted radio advertising, the Company believes that the economic and psychological attractiveness of its current consumer device's lower retail price point will substantially increase the likelihood of it realizing the significant sales increases and operating cost leverage it seeks over the longer term.

With respect to its operating cost structure, the Company implemented a series of difficult, yet necessary, cost-cutting measures during its preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure. The Company currently operates with a core staff of 19 full-time employees, as compared to 38 employees at June 30, 2002. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of its current consumer device, the Company eliminated substantially all of its product research and development expenditures as of December 31, 2002. The Company expects that its product research and development needs and expenditures for the foreseeable future will remain nominal.

It must be noted that, should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which it may not recover. As such, substantial doubt as to the Company's ability to continue as a going concern remains as of the date of this report.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim condensed consolidated financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At September 30, 2003 and 2002, the Company had stock options, stock warrants and convertible notes outstanding that could potentially be exercised or converted into 55,986,279 and 21,214,107 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible notes were exercised or converted into common shares.

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

No stock-based employee compensation cost is reflected in the Company's reported net losses, as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the respective dates of grant. If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net loss amounts presented below:

                                                        THREE MONTHS ENDED
                                               ----------------------------------------
                                               SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                               ------------------    ------------------
Net loss, as reported ......................      $(1,194,851)          $(1,930,512)

Add: SFAS No. 123 compensation expense .....         (145,870)             (220,712)
                                                  -----------           -----------

Pro forma net loss .........................      $(1,340,721)          $(2,151,224)
                                                  ===========           ===========

Net loss per share:

    Basic and diluted  - as reported .......      $     (0.01)          $     (0.08)
                                                  ===========           ===========
    Basic and diluted - pro forma ..........      $     (0.01)          $     (0.09)
                                                  ===========           ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recently Adopted Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003 with no impact on the condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May 31, 2003 for financial instruments entered into or modified after such date, with no impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 are effective beginning with the Company's fiscal 2004 first quarter ending September 30, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at July 1, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, on July 1, 2003, with no impact on the condensed consolidated financial statements.

4. INVENTORIES, NET

Inventories, net, consist of the following:

                                            SEPTEMBER 30, 2003    JUNE 30, 2003
                                            ------------------    -------------

Raw materials ........................         $ 1,028,344          $ 1,203,877
Work in process ......................             125,152               63,861
Finished goods .......................             527,212              719,548
                                               -----------          -----------
                                                 1,680,708            1,987,286
Less valuation allowance .............            (351,977)            (374,696)
                                               -----------          -----------
Inventories, net .....................         $ 1,328,731          $ 1,612,590
                                               ===========          ===========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTE RECEIVABLE - OFFICER

Through fiscal 2001, the Company's Board of Directors periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note is unsecured, accrues interest at a stated interest rate of 8.75% per annum and requires bi-weekly repayments of principal and interest through May 23, 2014. Effective May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. On October 15, 2003, the Company's Board of Directors resolved that all related interest accruals during fiscal 2004 are to be concurrently offset by equivalent bonus awards to the Company's Chief Executive Officer.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       SEPTEMBER 30, 2003   JUNE 30, 2003
                                                       ------------------   -------------
Accrued royalties payable ............................     $118,020           $104,104
Accrued sales returns, including warranty obligations       116,333            103,947
Accrued interest payable .............................      115,195            472,413
Accrued wages, benefits and related taxes ............       58,423             79,672
Accrued other ........................................       14,592              5,911
                                                           --------           --------
Total accrued liabilities ............................     $422,563           $766,047
                                                           ========           ========

7.   NOTE PAYABLE

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   CONVERTIBLE NOTES

On September 13, 2003, the Company issued $3,350,000 in unsecured convertible notes from which it received $3,067,000 in net cash proceeds. The Company was required to immediately place 50%, or $1,533,500, of the net cash proceeds into escrow. The future release of these escrowed proceeds remains contingent upon the Company obtaining the approval by a majority of its shareholders of a proposed increase in its authorized common shares from 100 million to 250 million, which is to be voted upon at a special meeting of shareholders to be held on December 1, 2003. Any failure by the Company to obtain such approval will constitute a default event, thereby allowing the note holders to demand "repayment," as defined below. These notes, which have an aggregate principal face amount of $3,350,000 at September 30, 2003, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the Company's option in either cash or authorized and unissued shares of its common stock, (ii) are currently convertible at the option of the holders, provided that the Company has sufficient authorized and unissued common shares, into shares of its common stock at a stated rate of $0.13 per share, and (iii) become due and payable on September 12, 2006. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Any related subsequent issuances of the Company's common stock are limited to any individual note holder beneficially owning no more than 4.99% of the Company's then outstanding common shares.

The Company is required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the preceding notes and warrants on or before December 1, 2003. Depending upon the occurrence and duration of certain intervening events to which it has little or no control over, the Company may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by the Company to meet the mandated deadlines will constitute a default event, and, as a result, the note holders may demand "repayment." Within the context of any default, "repayment" is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of the Company's common stock subsequent to September 13, 2003. An underlying agreement also requires that the Company obtain the unanimous approval of the note holders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be prepaid without the consent of the holder and that each note holder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. The Company will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or the Company withdraws it.

From June 2001 through November 2001, the Company issued unsecured convertible notes that remain outstanding. These notes, which have an aggregate principal face amount of $5,020,000 at September 30, 2003, (i) accrue interest at the prime rate plus two percent (6.00% at September 30, 2003), (ii) are currently convertible at the option of the holders into common stock of the Company at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The Company has the right to force conversion of the notes if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   CONVERTIBLE NOTES (CONTINUED)

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above note issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each note issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying notes. The aggregate unamortized debt discount amounted to $5,846,246 and $2,883,918 at September 30, 2003 and June 30, 2003, respectively. The remaining principal and discounted amounts of the Company's outstanding convertible notes at September 30, 2003 of $8,370,000 and $2,523,754, respectively, mature during the Company's fiscal year ending June 30, 2007.

9.   STOCKHOLDERS' EQUITY (DEFICIT)

General

The Company has submitted a proposal to its shareholders requesting an increase in its authorized common shares from 100 million to 250 million. In this connection, a special meeting of the Company's shareholders has been scheduled for December 1, 2003.

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible Note

In August 2003, the Company issued 4,500,000 shares of its common stock to an institutional investor in payment of $450,000 in accrued interest on outstanding convertible notes.

In August 2003, the Company additionally issued 2,500,000 shares of its common stock to an institutional investor upon its conversion of a convertible note with a principal face amount of $250,000.

Common Shares Returned and Retired

In August 2003, two vendors returned 100,000 shares and 53,566 shares of the Company's common stock as refunds of $10,000 and $5,357, respectively, in prepaid services not ultimately rendered. The Company retired these returned shares upon receipt.

10.  OPTION AND PURCHASE AGREEMENT

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The Company reflected the $250,000 received as deferred income at June 30, 2003. Concurrent with the July 10, 2003 expiration of this option and purchase agreement, the Company recognized $250,000 in non-operating income.

11.  CONTINGENCIES

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  CONTINGENCIES (CONTINUED)

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

ITEM 2. OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain disclosures in this Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current consumer device, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a yet to be established product marketplace, consumer preferences, perceptions and receptiveness with respect to our device, our critical capital raising efforts in an uncertain and volatile economical environment, our pending submission of critical proposals to our shareholders, our ability to maintain an existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Our Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

Once an individual is diagnosed with an elevated total cholesterol level, our consumer device enables an individual to readily ascertain and track certain collective benefits being derived from diet modification, an exercise regimen and drug therapy. By doing so, we believe that an individual's long-term adherence to an effective cholesterol-lowering program is reinforced.

We introduced our current consumer device to the retail marketplace in October 2002. It is the successor to a consumer device that we first introduced in January 2001. Our consumer device sales has accounted for substantially all of our consolidated net sales since fiscal 2001.

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

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2003 that expressed substantial doubt as to our ability to continue as a going concern.

Subsequently, on September 13, 2003, we completed a private placement offering of $3,350,000 in unsecured convertible notes from which we received $3,067,000 in net cash proceeds. However, we were required to immediately place 50%, or $1,533,500, of the net cash proceeds into escrow. The future release of these escrowed proceeds remains contingent upon us obtaining the approval by a majority of our shareholders of a proposed increase in our authorized common shares from 100 million to 250 million, which is to be voted upon at a special meeting of shareholders to be held on December 1, 2003. Any failure by us to obtain such approval will constitute a default event, thereby allowing the note holders to immediately demand "repayment," as defined below. Furthermore, as we had only 105,410 authorized common shares remaining available for issuance at September 30, 2003, any failure by us to obtain such approval will limit our future financing options to the issuance of higher interest-bearing, non-convertible debt instruments.

As a result of the $1,533,500 in offering proceeds retained by us, we reported $276,373 in working capital at September 30, 2003. However, absent a significant increase in our fiscal 2004 second quarter net sales and the receipt of the $1,533,500 balance of offering proceeds held in escrow, we anticipate that we will have a working capital deficiency at December 31, 2003.

Even if we are successful in obtaining the required shareholder approval for an increase in our authorized common shares, and thus, receive the escrowed offering proceeds, we currently estimate that we will need approximately $5.0 million in additional financing. This additional funding will be necessary to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current consumer device. Within the restrictions set forth above, we are continuing, with the assistance of an investment banking firm, to pursue this additional financing. Although there can be no assurance of such, we currently believe that our receipt of the escrowed offering proceeds and the additional financing we seek, followed by the sales increases we expect to realize from the additional marketing activities they will collectively fund, will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow.

With respect to our sales and gross margins, we introduced our current consumer device to the retail marketplace in October 2002, from which we have realized, and expect to continue to realize, a substantially improved gross margin. Despite such, our consolidated gross margin for the next few fiscal quarters will continue to reflect a blended rate as we attempt to deplete our remaining inventory of our predecessor device, primarily through smaller, less prominent, direct marketers. During such time, we may periodically offer related incentives that would adversely impact our consolidated gross margin, the timing and degree to which currently is not determinable. However, once our inventory of these predecessor devices is fully depleted, we anticipate a consolidated gross margin of approximately 50% from sales of our current consumer device. Additionally, to the extent that we are able to continue to conduct the meaningful marketing activities we began in October 2003, primarily targeted radio advertising, we believe that the economic and psychological

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN
(CONTINUED)

attractiveness of our current consumer device's lower retail price point will substantially increase the likelihood of us realizing the significant sales increases and operating cost leverage we seek over the longer term.

With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure. We currently operate with a core staff of 19 full-time employees, as compared to 38 employees at June 30, 2002. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of our current consumer device, we eliminated substantially all of our product research and development expenditures as of December 31, 2002. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

It must be noted that, should we be unsuccessful in any of the initiatives or matters discussed above, our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated net sales for the three months ended September 30, 2003 ("fiscal 2004 first quarter") were $625,475, a decrease of $506,962, or 44.8%, as compared to $1,132,437 for the three months ended September 30, 2002 ("fiscal 2003 first quarter"). This decrease in net sales is primarily attributed to a significant order from a national drug store chain during the fiscal 2003 first quarter, as well as, decreased sales volume from reorders. The decrease in net sales from the above is offset by an increase in sales from additional distribution channels added throughout fiscal 2003.

We realized a consolidated gross profit of $198,339 for our fiscal 2004 first quarter, a decrease of $19,225, or 8.8%, as compared to a consolidated gross profit of $217,564 for our fiscal 2003 first quarter. Our resulting consolidated gross margin was 31.7% for our fiscal 2004 first quarter, as compared to 19.2% for our fiscal 2003 first quarter. Our consolidated gross margin for the fiscal 2004 first quarter represents a blended rate from sales of both our current and predecessor consumer devices whereas our consolidated gross margin for the fiscal 2003 first quarter was exclusively from sales of our predecessor consumer device. As previously discussed, the technological platform of our current consumer device was designed and engineered to provide us with a substantially improved gross margin as compared to our predecessor consumer device, which we had previously released in January 2001, despite its known poor economics, in order to capture critical retail store shelf space given the substantial absence of any competitive presence.

It should be noted that we expect to continue to realize a blended gross margin for the next few fiscal quarters as we attempt to deplete our remaining inventory of our predecessor device, primarily through smaller, less prominent, direct marketers. During such time, we may periodically offer related incentives that will adversely impact our consolidated gross margin, the timing and degree to which currently is not determinable.

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

Our consolidated total operating expenses were $1,000,306 for the fiscal 2004 first quarter, a decrease of $448,539, or 31.0%, from the $1,448,845 incurred during our fiscal 2003 first quarter. As further detailed below, this overall decrease primarily was attributable to various cash preservation and cost containment measures we undertook during our fiscal 2003 third quarter ended March 31, 2003 as our then financial condition further deteriorated.

Our consolidated sales and marketing expenses were $131,918 for the fiscal 2004 first quarter, a decrease of $83,080, or 38.6%, from the $214,998 incurred during our fiscal 2003 first quarter. This decrease primarily was attributable to the elimination of dedicated internal sales and marketing personnel, decreased commissions paid to independent sales representatives, and curtailed travel. Slightly offsetting the preceding were increased advertising and promotional activities. Our selling and marketing expenses will significantly increase for our fiscal 2004 second quarter, and possibly beyond, as we deploy a significant portion of the proceeds received from our recent debt financing, as well as from any future financings, into advertising campaigns.

Our consolidated general and administrative ("G&A") expenses were $697,851 for the fiscal 2004 first quarter, a decrease of $238,210, or 25.4%, from the $936,061 incurred during our fiscal 2003 first quarter. This decrease primarily was attributable to various cost savings realized as a result of administrative and technical support headcount reductions, including related salaries and benefits, rent, utilities, telecommunications and travel. To a lesser extent, we incurred lower professional service costs due to the previous completion, contraction or discontinuance of non-critical consulting engagements. Slightly offsetting the preceding were increased costs for investor relations and a special proxy related to a proposed increase in our authorized common shares, a provision for doubtful accounts, as compared to a recovery, and increased royalty fee accruals as a result of ongoing negotiations with a principal vendor from whom we license the proprietary optics technology utilized in our predecessor consumer device. Discussions are ongoing with this principal vendor regarding whether our current consumer device is subject to royalty fees under our licensing agreement. Although there can be no assurance of such, we believe this vendor, given our long-standing relationship, will be inclined to ultimately agree to mutually acceptable royalty terms.

Our product research and development expenses were $3,468 for the fiscal 2004 first quarter, a decrease of $173,861, or 98.0%, from the $177,329 incurred during our fiscal 2003 first quarter. This decrease primarily was attributable to reductions in salaries, benefits, travel and meeting expenses as the development of our current consumer device was substantially completed by the end of our fiscal 2003 first quarter and certain continuing engineering activities directed at achieving further cost refinements were substantially completed during our preceding fiscal 2003 second quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $79,313 for the fiscal 2004 first quarter, a decrease of $41,144, or 34.2%, from the $120,457 incurred during our fiscal 2003 first quarter. This decrease primarily was attributable to certain equipment which became fully depreciated during fiscal 2003. As our planned capital expenditures are relatively modest in amount, we currently anticipate that our depreciation and amortization expense for each of the remaining quarters of fiscal 2004 will approximate that incurred during the fiscal 2004 first quarter.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter. We currently do not foresee any similar losses for the balance of fiscal 2004.

Our resulting loss from operations for the fiscal 2004 first quarter was $801,967, a decrease of $429,314, or 34.9%, from the $1,231,281 incurred during our fiscal 2003 first quarter.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses for the fiscal 2004 first quarter were $392,884 (inclusive of $508,086 in non-cash charges), a decrease of $306,347, or 43.8%, from net non-operating expenses of $699,231 (inclusive of $410,318 in non-cash charges) in our fiscal 2003 first quarter. The net decrease primarily reflects a $250,000 gain on an unexercised option and purchase agreement, and, to a lesser extent, decreased interest expense incurred on convertible notes, notes payable and overdue accounts payable due to a lower average outstanding principal balances, and decreased amortization of deferred financing costs due certain debt-to-equity conversions. Partially offsetting the preceding was increased amortization of convertible debt discount due to the addition of $3.35 million in discount during the fiscal 2004 first quarter.

Primarily as a result of the foregoing, we incurred a net loss of $1,194,851 ($0.01 per basic and diluted share) in the fiscal 2004 first quarter as compared to a net loss of $1,930,512 ($0.08 per basic and diluted share) in our fiscal 2003 first quarter.

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

As more extensively discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," we have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we had significant working capital and stockholders' deficits as of our most recently completed fiscal year ended June 30, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal year ended June 30, 2003 that expressed substantial doubt as to our ability to continue as a going concern.

It must be noted that, should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

Structured Settlement Agreement with Roche, a Principal Vendor to Which We Are Materially Dependent

On May 22, 2003, we entered into a structured settlement agreement with Roche to prospectively service and ultimately satisfy $996,921 in overdue accounts payable to them. Our payment obligations under this agreement are as follows:
$250,000 on or before June 30, 2003 (which was timely paid), $250,000 on or before September 30, 2003 (which was timely paid), and $496,921 on or before December 31, 2003. Our ability to make the December 31, 2003 payment remains contingent upon us previously obtaining a significant portion of the longer-term financing we currently seek, inclusive of the previously discussed offering proceeds in escrow. Any disruption in our relationship with Roche would likely have material and long-lasting adverse impacts on our business, financial condition, results of operations and cash flows, from which we would not likely recover. See "Our Business - Our Principal Vendors" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 for further details regarding our material dependency on Roche.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $254,000 and $285,000 at September 30, 2003 and June 30, 2003, respectively.

Our aggregate future obligations under capital lease agreements in existence at September 30, 2003 are as follows:

          FISCAL YEARS ENDING JUNE 30,
          ------------------------------------------------------------

          2004 (balance thereof) ........................      $44,354
          2005 ..........................................       29,648
          2006 ..........................................       11,512
          2007 ..........................................        5,340
          2008 ..........................................        5,340
                                                               -------
          Total lease payments ..........................       96,194
          Less imputed interest .........................       17,828
                                                               -------
          Present value of net minimum lease payments ...       78,366
          Less current maturities .......................       45,021
                                                               -------
          Total long-term capital lease obligation ......      $33,345
                                                               =======

Our Outstanding Notes Payable

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

Our Outstanding Convertible Notes

On September 13, 2003, we issued $3,350,000 in unsecured convertible notes from which we received $3,067,000 in net cash proceeds. We were required to immediately place 50%, or $1,533,500, of the net cash proceeds into escrow. The future release of these escrowed proceeds remains contingent upon our obtaining the approval by a majority of our shareholders of a proposed increase in our authorized common shares from 100 million to 250 million, which is to be voted upon at a special meeting of shareholders to be held on December 1, 2003. Any failure by us to obtain such approval will constitute a default event, thereby allowing the note holders to demand "repayment," as defined below. These notes, which have an aggregate principal face amount of $3,350,000 at September 30, 2003, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at our option in either cash or authorized and unissued shares of our common stock,
(ii) are currently convertible at the option of the holders, provided that we have sufficient authorized and unissued common shares, into shares of our common stock at a stated rate of $0.13 per share, and (iii) become due and payable on September 12, 2006. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. Any related subsequent issuances of our common stock is limited to any individual note holder beneficially owning no more than 4.99% of our then outstanding common shares.

We are required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the preceding notes and warrants on or before December 1, 2003. Depending upon the occurrence and duration of certain intervening events to which we have little or no control over, we may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as January 11, 2004, to which there can be no assurance. Any failure by us to meet the mandated deadlines will constitute a default event, and, as a result, the note holders may demand "repayment." Within the context of any default, "repayment" is defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of our common stock subsequent to September 13, 2003. An underlying agreement also requires that we obtain the unanimous approval of the note holders prior to (i) selling any common shares or convertible notes from September 13, 2003 until 120 days after the date on which the SEC declares the registration statement effective or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain outstanding. The agreement further stipulates that no note may be be prepaid without the consent of the holder and that each note holder has a right of first refusal to participate in any new financing transaction consented to through the 120 day period ending after effectiveness of the registration statement. We will also be prohibited under the Securities Act of 1933, as amended, from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or we withdraw it.

From June 2001 through November 2001, we issued unsecured convertible notes that remain outstanding. These notes, which have an aggregate principal face amount of $5,020,000 at September 30, 2003, (i) accrue interest at the prime rate plus two percent (6.00% at September 30, 2003), (ii) are currently convertible at the option of the holders into our common stock at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. We have the right to force conversion of the notes if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original note principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of our common stock at $2.50 per share.

Our Outstanding Convertible Notes (continued)

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above note issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each note issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying notes. The aggregate unamortized debt discount amounted to $5,846,246 and $2,883,918 at September 30, 2003 and June 30, 2003, respectively. The remaining principal and discounted amounts of our outstanding convertible notes at September 30, 2003 of $8,370,000 and $2,523,754, respectively, mature during our fiscal year ending June 30, 2007.

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

The future aggregate minimum lease payments under operating lease agreements in existence at September 30, 2003 are as follows:

          FISCAL YEARS ENDING JUNE 30,
          ------------------------------------------------------------

          2004 (balance thereof) ......................       $ 83,385
          2005 ........................................         25,445
                                                              --------
          Total minimum operating lease payments ......       $108,830
                                                              ========

Our Consolidated Cash Flows

Our operating activities utilized $1,623,933 in cash and cash equivalents during the fiscal 2004 first quarter, an increase of $1,412,086, or 666.6%, from the $211,847 in cash and cash equivalents utilized during our fiscal 2003 first quarter. On a comparative quarter-to-quarter basis, our higher utilization substantially reflects the negative cash flow effects of decreased accounts payable, accrued liabilities and deferred income, and increased accounts receivable and prepaid expenses. Partially offsetting the preceding was our decreased net loss, the positive cash effects of decreased inventories and deferred financing costs, and the adding back of increased aggregate non-cash charges.

Our investing activities utilized $0 and $1,683 in cash and cash equivalents during the fiscal 2004 and 2003 first quarters, respectively. Our decreased utilization is attributable to the comparative fiscal 2003 first quarter reflecting capital expenditures.

Our financing activities provided $1,210,608 in cash and cash equivalents during the fiscal 2004 first quarter, as compared to the utilization of $375,003 in cash and cash equivalents during our fiscal 2003 first quarter. Our fiscal 2004 first quarter reflects the receipt of the non-escrowed portion of the net cash proceeds received from our issuance of convertible notes, as previously discussed, being slightly offset by principal payments on our outstanding capital lease obligations and notes payable. In contrast, our fiscal 2003 first quarter reflected principal payments on outstanding convertible notes and other debt, being slightly offset by borrowings under our then existing revolving line of credit.

As a result of the foregoing, our cash and cash equivalents decreased by $413,325 to $956,801 at September 30, 2003 as compared with $1,370,126 at June 30, 2003.

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

Our Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our outstanding convertible notes, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible notes at September 30, 2003, we believe that the prime rate would have to significantly increase, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2004, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

Our Critical Accounting Policies (continued)

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

Our wholly-owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Our Business - Our Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003 ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, but have not yet been advised of the Appeal Number. Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses

Our Legal Contingencies (continued)

alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Settlement discussions are at a standstill but may resume at any time.

ITEM 3. OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d--15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OUR OTHER INFORMATION

ITEM 1.  OUR LEGAL PROCEEDINGS

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

ITEM 2.  OUR CHANGES IN SECURITIES AND USE OF PROCEEDS

In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, we issued the following securities during our fiscal 2004 first quarter ended September 30, 2003.

In August 2003, we issued 4,500,000 shares of our common stock to an institutional investor in payment of $450,000 in accrued interest on outstanding convertible notes.

In August 2003, we issued 2,500,000 shares of our common stock to an institutional investor upon its conversion of a convertible note with a principal face amount of $250,000.

In August 2003, two vendors returned 100,000 shares and 53,566 shares of our common stock as refunds of $10,000 and $5,357, respectively, in prepaid services not ultimately rendered. We retired these returned shares upon receipt.

ITEM 3.  OUR DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have submitted a proposal to our shareholders requesting an increase in our authorized common shares from 100 million to 250 million. In this connection, a special meeting of our shareholders has been scheduled for December 1, 2003.

ITEM 4.  OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

We have submitted proposals to our shareholders requesting (i) the election of a Class III director and (ii) approval of BDO Seidman, LLP as our independent public accountants for our fiscal year ending June 30, 2004. In this connection, an annual meeting of our shareholders has been scheduled for December 19, 2003.

Majority shareholder approval is required for each of the above proposals.

ITEM 5.  OUR OTHER INFORMATION

Effective October 31, 2003, our common stock began trading on the NASDAQ's Over-The-Counter Bulletin Board under the ticker symbol "LFTC" and discontinued trading on the American Stock Exchange.

ITEM 6.  OUR EXHIBITS AND REPORTS ON FORM 8-K

We filed a Form 8-K on September 15, 2003 reporting our completion of a $3,350,000 private placement of convertible notes.

Exhibit Index

3.1 Amended and Restated Articles of Incorporation of Lifestream Technologies, Inc., dated June 20, 2002.(1)

3.2  By-laws of Lifestream Technologies, Inc.(2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
1 Filed as an exhibit to the Company's Form DEF-14A with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.

2 Filed as an exhibit to the Company's form 10-KSB filed with the Securities and Exchange Commission on December 26, 1996 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 14th day of November 2003.


                            LIFESTREAM TECHNOLOGIES, INC.

                            By:   /s/ Brett Sweezy
                                  ------------------
                                      Brett Sweezy
                                      Chief Financial and Accounting Officer