Form 10QSB
period 2003-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2004-02-23
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

As of February 20, 2004, the registrant had 150,059,892 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

                                                                                                              PAGE
                                                                                                              ----

PART I.  OUR FINANCIAL INFORMATION

Item 1.  Our Interim Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003...............            1

     Condensed Consolidated Statements of Operations for the three and six months ended
       December 31, 2003, and December 31, 2002....................................................            2

     Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 ...
and December 31, 2002..............................................................................            3

     Notes to Interim Condensed Consolidated Financial Statements..................................            4

Item 2.  Our Management's Discussion and Analysis..................................................            12

Item 3.  Our Controls and Procedures...............................................................            21


PART II.  OUR OTHER INFORMATION

Item 1.  Our Legal Proceedings.....................................................................            21

Item 2.  Our Changes in Securities and Use of Proceeds.............................................            21

Item 3.  Our Defaults Upon Senior Securities.......................................................            22

Item 4.  Our Submission of Matters to a Vote of Security Holders...................................            22

Item 5.  Our Other Information.....................................................................            22

Item 6.  Our Exhibits and Reports on Form 8-K......................................................            22

Signatures.........................................................................................            23


PART I.  OUR FINANCIAL INFORMATION

ITEM 1.  OUR INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,       JUNE 30,
                                                                                       2003              2003
                                                                                   ------------      ------------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents .................................................     $    364,026      $  1,370,126
   Accounts receivable, net ..................................................          698,374           269,398
   Inventories, net (Note 4) .................................................          987,760         1,612,590
   Prepaid expenses ..........................................................          635,753            38,506
                                                                                   ------------      ------------
        Total current assets .................................................        2,685,913         3,290,620
Deferred financing costs, net ................................................          492,529           422,897
Patent rights, net ...........................................................          521,474           562,945
Property and equipment, net ..................................................          446,794           647,527
Note receivable - officer (Note 5) ...........................................           38,728            38,728
Other ........................................................................           48,232           115,208
                                                                                   ------------      ------------
        Total assets .........................................................     $  4,233,670      $  5,077,925
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..........................................................     $    794,476      $  2,173,720
   Accrued liabilities (Note 6) ..............................................          584,309           766,047
   Capital lease obligations .................................................           43,166           147,964
   Notes payable (Note 7) ....................................................          900,000           900,000
   Deferred income (Note 10) .................................................             --             250,000
                                                                                   ------------      ------------
        Total current liabilities ............................................        2,321,951         4,237,731
Capital lease obligations ....................................................           11,208            42,754
Note payable (Note 7) ........................................................          677,865         1,069,932
Convertible debentures, principal face amounts of $7,195,000 and $5,270,000,
   respectively (Note 8) .....................................................        2,344,301         2,386,082
                                                                                   ------------      ------------
        Total liabilities ....................................................        5,355,325         7,736,499
                                                                                   ------------      ------------

Commitments and contingencies (Notes 8 and 11)

Stockholders' deficit (Note 9):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ..........................................................             --                --
   Common stock, $.001 par value; 250,000,000 and 100,000,000 shares authorized, respectively; 113,179,212 and 92,894,590 issued and
     outstanding, respectively ...............................................          113,179            92,895
   Additional paid-in capital ................................................       44,988,724        39,511,226
   Accumulated deficit .......................................................      (46,223,558)      (42,262,695)
                                                                                   ------------      ------------
        Total stockholders' deficit ..........................................       (1,121,655)       (2,658,574)
                                                                                   ------------      ------------
        Total liabilities and stockholders' deficit ..........................     $  4,233,670      $  5,077,925
                                                                                   ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            --------------------------------      --------------------------------
                                                             DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                2003               2002               2003               2002
                                                            -------------      -------------      -------------      -------------

Net sales .............................................     $     787,052      $   1,930,113      $   1,412,526      $   3,062,549

Cost of sales .........................................           658,536          1,103,038          1,085,672          2,017,911
                                                            -------------      -------------      -------------      -------------
Gross profit ..........................................           128,516            827,075            326,854          1,044,638
                                                            -------------      -------------      -------------      -------------
Operating expenses:
      Sales and marketing .............................           713,468            248,416            845,386            463,414
      General and administrative ......................           666,514            699,542          1,363,928          1,635,603
      Product research and development ................            24,523             94,736             27,991            272,065

      Depreciation and amortization ...................            76,820            121,215            156,133            241,672
      Loss on disposal of equipment ...................              --                 --               87,756               --
                                                            -------------      -------------      -------------      -------------
Total operating expenses ..............................         1,481,325          1,163,909          2,481,194          2,612,754
                                                            -------------      -------------      -------------      -------------
Loss from operations ..................................        (1,352,809)          (336,834)        (2,154,340)        (1,568,116)
                                                            -------------      -------------      -------------      -------------
Non-operating income (expenses):
     Interest income ..................................             1,232                983              3,240              2,001
     Interest and financing expenses (Notes 7 and 8) ..          (418,530)          (352,106)          (675,749)          (731,472)
     Amortization of convertible debt discount (Note 8)          (995,547)          (320,218)        (1,383,219)          (640,436)
     Gain on unexercised option and purchase
       agreement (Note 10) ............................              --                 --              250,000               --
     Other ............................................              (358)            (1,599)              (795)            (2,263)
                                                            -------------      -------------      -------------      -------------
Total non-operating expenses, net .....................        (1,413,203)          (672,940)        (1,806,523)        (1,372,170)
                                                            -------------      -------------      -------------      -------------
Net loss ..............................................     $  (2,766,012)     $  (1,009,774)     $  (3,960,863)        (2,940,286)
                                                            =============      =============      =============      =============


Net loss per share - Basic and diluted (Note 3) .......     $       (0.03)     $       (0.04)     $       (0.04)     $       (0.12)
                                                            =============      =============      =============      =============

Weighted average number of shares - Basic and diluted
   (Note 3) ...........................................       102,553,484         26,027,563         99,271,612         25,503,962
                                                            =============      =============      =============      =============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 SIX MONTHS ENDED
                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               2003             2002
                                                                           -----------      -----------
OPERATING ACTIVITIES:
   Net loss ..........................................................     $(3,960,863)     $(2,940,286)
   Non-cash items:
     Depreciation and amortization ...................................         156,133          241,672
     Loss on disposal of equipment ...................................          87,756             --
     Amortization of deferred financing costs (Notes 7 and 8) ........         213,368          180,200
     Amortization of discount on convertible debentures (Note 8) .....       1,383,219          640,436
     Provision for (recovery of) doubtful accounts ...................          32,726          (29,991)
     Increase (reduction) in inventory valuation allowance ...........         163,281           (3,178)
     Other ...........................................................         (15,357)            --
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services ............................         183,898           74,324
   Net changes in assets and liabilities:
     Accounts receivable .............................................        (461,702)      (1,076,707)
     Inventories .....................................................         461,549          500,624
     Prepaid expenses ................................................        (597,247)             258
     Accounts payable ................................................      (1,379,244)       1,334,595
     Accrued liabilities .............................................         372,503          274,503
     Deferred income .................................................        (250,000)         250,000
     Other non-current assets ........................................          66,976           (5,353)
                                                                           -----------      -----------
          Net cash used in operating activities ......................      (3,543,004)        (558,903)
                                                                           -----------      -----------
INVESTING ACTIVITIES:
   Capital expenditures ..............................................          (1,685)         (16,407)
                                                                           -----------      -----------
          Net cash used in investing activities ......................          (1,685)         (16,407)
                                                                           -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net (Note 8) ....       3,067,000             --
   Proceeds from borrowings under line of credit agreement ...........            --            554,391
   Principal payments of capital lease obligations ...................        (136,344)          (3,057)
   Principal payments of notes payable (Note 7) ......................        (392,067)            --
   Principal payments of convertible debentures and other debt .......            --           (468,164)
                                                                           -----------      -----------
          Net cash provided by financing activities ..................       2,538,589           83,170
                                                                           -----------      -----------
Net decrease in cash and cash equivalents ............................      (1,006,100)        (492,140)
Cash and cash equivalents at beginning of period .....................       1,370,126          589,854
                                                                           -----------      -----------
Cash and cash equivalents at end of period ...........................     $   364,026      $    97,714
                                                                           ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ............................................     $   144,903      $   226,524

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes and  the fair value of accompanying detachable stock warrants
    (Note 8)..........................................................     $ 3,350,000      $      --

    Issuance of common stock in exchange for conversion of convertible
      debt and accrued interest (Note 9) .............................     $ 1,979,241      $      --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal year ended June 30, 2003 that expressed substantial doubt regarding the Company's ability to continue as a going concern.

As more extensively discussed in Note 8, on September 13, 2003, the Company completed a private placement offering of $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds. Also, as more extensively discussed in Note 12, on February 20, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures from which it received $2,077,000 in net cash proceeds. The purchase price for the convertible debentures issued in February 2004 gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing. In connection with this transaction and subject to a 4.9% beneficial ownership limitation, following public disclosure of the term and conditions of this financings participating warrant holders agreed to exercise outstanding warrants held by them. Upon exercise, the Company will receive an additional $481,000 in net proceeds . After this offering, the Company has only approximately 1.7 million authorized common shares remaining available for issuance. Under the terms of the offering, the Company has agreed to seek shareholder approval to increase the number of authorized common shares to 500 million shares by April 30, 2004. Subject to such increase in the number of authorized common shares, investors in the February 20, 2004 financing have been granted the option to purchase up to an additional $1.22 million of convertible debentures and warrants with terms and conditions substantially identical to those in the February 2004 transaction. Any failure by the Company to obtain such approval will limit its future financing options to the issuance of higher interest-bearing, non-convertible debt instruments.

The Company will continue to require additional financing to fund the Company's longer-term operating needs, including its continued conducting of those marketing activities it deems critical to building broad public awareness of, and demand for, its current consumer device. The amount of additional funding needed to support it until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow is highly dependent upon the ability to continue conducting marketing activities and the success of these campaigns on increasing sales to consumers.

With respect to its sales and gross margins, the Company introduced its current consumer device to the retail marketplace in October 2002, from which it has realized, and expects to continue to realize, a substantially improved gross margin. Despite such, the Company's consolidated gross margin for the next fiscal quarter will continue to reflect a blended rate as it attempts to deplete its remaining inventory of its predecessor device, primarily through smaller, less prominent, direct marketers. During such time, the Company may continue to periodically offer related incentives that would adversely impact its consolidated gross margin, the timing and degree to which is not currently determinable. However, once its inventory of these predecessor devices is fully depleted, the Company anticipates a consolidated gross margin of approximately 45% from sales of its current consumer device before reductions for inventory obsolescence allowances. Additionally, to the extent that it is able to continue to conduct the meaningful marketing activities it began in October 2003, primarily targeted radio advertising, the Company believes that the economic and psychological attractiveness of its current consumer device's lower retail price point will substantially increase the likelihood of it realizing the significant sales increases and operating cost leverage it seeks over the longer term.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

With respect to its operating cost structure, the Company implemented a series of difficult, yet necessary, cost-cutting measures during its preceding fiscal year. The most significant of these measures was the elimination of substantially all non-critical personnel, consultants and infrastructure. The Company currently operates with a core staff of 19 full-time employees, as compared to 38 employees at June 30, 2002. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of its current consumer device, the Company eliminated substantially all of its product research and development expenditures as of December 31, 2002. The Company expects that its product research and development needs and expenditures for the foreseeable future will remain nominal.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. The accounting estimates that require management's most difficult and subjective judgments include the assessment and valuation of the patent rights, allowance for doubtful accounts receivable and the sales returns allowance. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At December 31, 2003 and 2002, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 83,304,128 and 21,248,001 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              -------------------------------         -------------------------------
                                              DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                 2003                2002                2003                2002
                                              -----------         -----------         -----------         -----------

Net loss, as reported ..................      $(2,766,012)        $(1,009,774)        $(3,960,863)        $(2,940,286)

Add: SFAS No. 123 compensation expense           (511,764)           (678,981)           (657,634)           (899,693)
                                              -----------         -----------         -----------         -----------

Pro forma net loss .....................       (3,277,776)         (1,688,755)         (4,618,497)         (3,839,979)
                                              ===========         ===========         ===========         ===========

Net loss per share:

    Basic and diluted  - as reported ...            (0.03)              (0.04)              (0.04)              (0.12)
                                              ===========         ===========         ===========         ===========

    Basic and diluted - pro forma ......            (0.03)              (0.06)              (0.05)              (0.15)
                                              ===========         ===========         ===========         ===========

Segment Reporting

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

Recently Adopted Accounting Standards

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest
Entities: ("FIN No. 46"). In December 2003, the FASB issued a revision to the interpretation ("FIN No. 46(r)"). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 and FIN No. 46(r) effective as of December 31, 2003, were adopted by the Company with no material impact to the condensed consolidated financial statements. The

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Standards (continued)

remaining provisions of FIN No. 46(r) will be adopted during the third quarter of fiscal 2004, as applicable, and are not expected to have a material impact to the Company's condensed consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May 31, 2003 for financial instruments entered into or modified after such date, with no impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 are effective beginning with the Company's fiscal 2004 first quarter ending December 31, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at July 1, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, with no impact on the condensed consolidated financial statements.

4.   INVENTORIES, NET

Inventories, net, consist of the following:

                             DECEMBER 31, 2003     JUNE 30, 2003
                             -----------------     -------------

Raw materials ..........        $ 1,124,630         $ 1,203,877
Work in process ........            143,220              63,861
Finished goods .........            257,887             719,548
                                -----------         -----------
                                  1,525,737           1,987,286
Less valuation allowance           (537,977)           (374,696)
                                -----------         -----------
Inventories, net .......        $   987,760         $ 1,612,590
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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                        DECEMBER 31, 2003  JUNE 30, 2003
                                                        -----------------  -------------

Accrued sales returns, including warranty obligations        $224,333        $103,947
Accrued interest payable ............................         154,041         472,413
Accrued royalties payable ...........................         135,300         104,104
Accrued wages, benefits and related taxes ...........          49,514          79,672
Accrued other .......................................          21,121           5,911
                                                             --------        --------
Total accrued liabilities ...........................        $584,309        $766,047
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

8.   CONVERTIBLE DEBENTURES

On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $3,175,000 at December 31, 2003, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the Company's option in either cash or authorized and unissued shares of its common stock, (ii) are currently convertible at the option of the holders, provided that the Company has sufficient authorized and unissued common shares, into shares of its common stock at a stated rate of $0.13 per share, and
(iii) become due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Any related subsequent issuances of the Company's common stock are limited to any individual debenture holder beneficially owning no more than 4.99% of the Company's then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

An underlying agreement also requires that the Company obtain the unanimous approval of the debenture holders prior to (i) selling any common shares or convertible debentures from September 13, 2003 until April 21, 2004 (120 days after the date on which the SEC declared the registration statement effective) or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these notes remain

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   CONVERTIBLE NOTES (CONTINUED)

outstanding. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to through April 21, 2004.

From June 2001 through November 2001, the Company issued unsecured convertible debentures that remain outstanding. These debentures, which have an aggregate principal face amount of $4,020,000 at December 31, 2003, (i) accrue interest at the prime rate plus two percent (6.0% at December 31, 2003), (ii) are currently convertible at the option of the holders into common stock of the Company at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of the Company's common stock at $2.50 per share. All stock purchase warrants related to the June 2001 to November 2001 issuances expired unexercised as of December 31, 2003.

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $4,850,699 and $2,883,918 at December 31, 2003 and June 30, 2003, respectively. The remaining principal and discounted amounts of the Company's outstanding convertible debentures at December 31, 2003 of $7,195,000 and $2,344,301, respectively, mature during the Company's fiscal year ending June 30, 2007.

9.   STOCKHOLDERS' DEFICIT

General

The Company's shareholders elected to increase its authorized common shares from 100 million to 250 million at a special shareholders' meeting held on December 1, 2003.

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible debenture

In December 2003, the Company issued 12,378,778 shares of its common stock to three institutional investors upon conversion of convertible debentures with a principal face amount totaling $1,175,000 and $104,241 in related accrued interest.

Common Shares Issued for Services

In October 2003, the Company issued 384,410 shares to a patent attorney in satisfaction of $82,648 in unpaid legal fees and related accrued interest.

In October 2003, the Company issued 575,000 shares of common stock to a patent attorney in satisfaction of $36,250 in unpaid legal fees and $50,000 as a non-refundable retainer for legal services to be rendered.

In October 2003, the Company issued 100,000 shares of common stock to an independent consultant in final settlement of consulting services rendered by the consultant in the amount of $45,000. The services consisted of introducing the Company to prospective investors.

10.  OPTION AND PURCHASE AGREEMENT

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The Company reflected the $250,000 received as deferred income at June 30, 2003. Concurrent with the July 10, 2003 expiration of this option and purchase agreement, the Company recognized $250,000 in non-operating income during the first quarter of fiscal 2004.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

12.  SUBSEQUENT EVENTS

On January 13, 2004, the Company entered into an Exchange Agreement with each holder of its convertible debentures that were issued in September 2003 (See
Note 8). Under the Exchange Agreement, each debenture holder agreed, subject to a 4.99% beneficial ownership limitation, to exchange the principal amount of its debenture for shares of the Company's common stock, at the rate of $0.09 of debenture principal per share of common stock. Accrued but unpaid interest on each debenture was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 the Company issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest. Additionally, the Company issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the Exchange Agreement. As a result of the above, in January 2004 the Company recognized approximately $1.5 million of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense approximately $2.7 million of previously existing debt discount related to the convertibles debentures issued in September 2003.

On February 20, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures from which it received $2,077,000 in net cash proceeds. The purchase price for the convertible debentures issued in February 2004 gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing. The term of the debentures is two years, and the debentures are convertible at a conversion price of $0.05 per share (66% of the average of the 5 consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction and subject to a 4.9% beneficial ownership limitation, following public disclosure of the term and conditions of this financings participating warrant holders agreed to exercise outstanding warrants held by them. Upon exercise, the Company will receive an additional $481,000 in net proceeds.

The participants of the offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 20, 2004. The warrants can be exercised over a nineteen-month period and have an exercise price of $0.065 per share of the Company's common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. Any related subsequent issuances of the Company's common stock are limited to any individual shareholder beneficially owning no more than 4.99% of the Company's then outstanding common shares. The Company has the right to call the warrants in the event that the average closing price of the Company's common stock exceeds 200% of the exercise price for a consecutive 20-day trading period.

The Company is required to file a registration statement with the United States Securities and Exchange Commission ("SEC") registering the resale of the common shares underlying the preceding debentures and warrants on or before March 20, 2004. Depending upon the occurrence and duration of certain intervening events to which it has little or no control over, the Company may be required to obtain the SEC's declaration of effectiveness for this registration statement as early as July 18, 2004, to which there can be no assurance. Any failure by the Company to meet the mandated deadlines will constitute a default event, and, as a result, the debentures holders may demand "repayment." Within the context of any default, "repayment" is

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SUBSEQUENT EVENTS (CONTINUED)

defined as being the greater of (i) 130% of the aggregate outstanding principal balance and accrued interest or (ii) a currently indeterminable amount based upon the aggregate outstanding principal and accrued interest adjusted upwards in accordance with a formula dependent upon any increase in the market price of the Company's common stock subsequent to February 20, 2004. The Company has agreed to seek shareholder approval to increase the number of authorized common shares to 500 million shares by April 30, 2004. Subject to receipt of such authorization, the Company will register such number of additional shares as is necessary to cause the registration of 125% of the common shares underlying the debentures and warrants then outstanding.

Subject to obtaining shareholder approval to increase the number of authorized common shares, investors in the February 20, 2004 financing have been granted the option to purchase up to an additional $1.22 million in convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 20, 2004 transaction. The conversion price for the second offering will be 66% of the average of the 5 consecutive closing bid prices immediately prior to the closing date of the private offering, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures issued in February 2004. Warrants will be issued similar to the first private offering and the warrant exercise price will be 130% of the set debenture conversion price. The Company will be required to file a registration statement covering the shares underlying the debentures and warrants of this secondary offering and will again be subject to certain penalties if the registration statement is not filed or effective within a predetermined time.

An underlying agreement requires that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to for a one year period ending after effectiveness of the registration statement. The Company will also be prohibited from conducting any other offering activities subsequent to filing the registration statement with the SEC and through the date on which either the SEC declares it effective or the Company withdraws it.

Under accounting principles generally accepted in the United States of America, the Company was required to ascertain the fair value of the detachable stock warrants and resulting beneficial conversion feature of the convertible debentures issued on February 20, 2004. The aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts will be amortized over the life of the underlying debentures.

On January 7, 2004, the Company issued 975,669 shares of restricted common stock to employees of the Company as payment for $117,080 in compensation expense.

ITEM 2.  OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain disclosures in this Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current consumer device, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a yet to be established product marketplace, consumer preferences, perceptions and receptiveness with respect to our device, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Our Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

Our current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and Internet-based direct marketers and independent pharmacies. To date, our ability to conduct those significant marketing activities that we deem critical to building broad market awareness of, and demand for, our consumer device has been severely limited due to financial constraints. However, subsequent to our most recent fiscal year ended June 30, 2003, we have been successful in obtaining a portion of the long-term financing we have sought to enable us to begin to move forward with such marketing, as discussed below.

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

On September 13, 2003, we completed a private placement offering of $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds. On February 20, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,000 in net cash proceeds. The purchase price for the convertible debentures issued in February 2004 gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing. In connection with this transaction and subject to a 4.9% beneficial ownership limitation, following public disclosure of the terms and conditions of this financings participating warrant holders agreed to exercise outstanding warrants held by them. Upon exercise, we will receive an additional $481,000 in net proceeds. After this offering, we have only approximately 1.7 million authorized common shares remaining available for issuance. Under the terms of the offering, we have agreed to seek shareholder approval to increase the number of authorized common shares to 500 million shares by April 30, 2004. Subject to such increase in the number of authorized common shares, investors in the February 20, 2004 financing have been granted the option to purchase up to an additional $1.22 million of convertible debentures and warrants with terms and conditions substantially identical to those in the February 2004 transaction. Any failure by us to obtain such approval will limit our future financing options to the issuance of higher interest-bearing, non-convertible debt instruments.

We will continue to require additional financing to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current consumer device. The amount of additional funding needed to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow is highly dependent upon the ability to continue conducting marketing activities and the success of these campaigns on increasing our sales to consumers.

With respect to our sales and gross margins, we introduced our current consumer device to the retail marketplace in October 2002, from which we have realized, and expect to continue to realize, a substantially improved gross margin. Despite such, our consolidated gross margin for the next fiscal quarter will continue to reflect a blended rate as we attempt to deplete our remaining inventory of our predecessor device, primarily through smaller, less prominent, direct marketers. During such time, we may continue to periodically offer related incentives that would adversely impact our consolidated gross margin, the timing and degree to which currently is not determinable. However, once our inventory of these predecessor devices is fully depleted, we anticipate a consolidated gross margin of approximately 45% from sales of our current consumer device before reductions for inventory obsolescence allowance. Additionally, to the extent that we are able to continue to conduct the meaningful marketing activities we began in October 2003, primarily targeted radio advertising, we believe that the economic and psychological attractiveness of our current consumer device's lower retail price point will substantially increase the likelihood of us realizing the significant sales increases and operating cost leverage we seek over the longer term.

With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of these measures was the elimination of substantially all non-critical personnel, consultants and infrastructure. We currently operate with a core staff of 19 critical full-time employees, as compared to 38 employees at June 30, 2002. Additionally, concurrent with the completion of all re-engineering activities associated with the development and refinement of our current consumer device, we eliminated substantially all of our product research and development expenditures as of December 31, 2002. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

OUR CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated net sales for the fiscal quarter ended December 31, 2003 ("fiscal 2004 second quarter"), were $787,052, a decrease of $1,143,061, or 59.2%, as compared to $1,930,113 for the fiscal quarter ended December 31, 2002 ("fiscal 2003 second quarter"). For the six months ended December 31, 2003 ("fiscal 2004 first half"), our consolidated net sales were $1,412,526, a decrease of $1,650,023, or 53.9%, as compared to $3,062,549 for the six months ended December 31, 2002 ("fiscal 2003 first half"). Consistent with our continuing principal focus on the retail marketplace, our consumer sales accounted for in excess of 95% of our consolidated net sales during each of the above fiscal 2004 and 2003 periods. Monitors consistently accounted for approximately 60% - 75% of our consumer sales whereas test strips, smart cards and other accessories collectively accounted for the respective balances. During our fiscal 2004 second quarter and first half, net sales of our consumer monitors decreased approximately 58% and 52%, respectively, whereas net sales of our related consumer test strips increased 20% and 29%, respectively from the comparative prior periods. Net sales of smart cards and other accessories decreased approximately 87% and 83% for fiscal 2004 second quarter and fiscal 2004 first half, respectively. Our second-generation consumer monitors, which we began shipping during October 2002, ultimately accounted for approximately 66% and 62% of our overall consumer monitor sales during our fiscal 2004 second quarter and first half, respectively.

We primarily attribute the decrease in our consolidated net sales for our fiscal 2004 second quarter and fiscal 2004 first half to our fulfillment in fiscal 2003 first quarter of a $701,045 initial order from a prominent national drug store chain and the fulfillment in fiscal 2003 second quarter of an $851,475 initial order from a prominent national drug store chain. The remaining decrease is due to increased sales returns allowance for test strips with a short-term expiration date.

We realized a consolidated gross profit of $128,516 for our fiscal 2004 second quarter, a decrease of $698,559, or 84.5%, as compared to a consolidated gross profit of $827,075 for our fiscal 2003 second quarter. For our fiscal 2004 first half, our consolidated gross profit was $326,854, a decrease of $717,784, or 68.7%, as compared to a consolidated gross profit of $1,044,638 for our fiscal 2003 first half. Our resulting gross margins were 16.3% and 23.1% for our fiscal 2004 second quarter and first half, respectively, as compared to 42.9% and 34.1% for our fiscal 2003 second quarter and first half, respectively. We primarily attribute these significant decreases in our gross profits and margins to the increase in the inventory obsolescence allowance by $186,000 and $163,281 for the fiscal 2004 second quarter and first half, respectively. The increase in the inventory obsolescence allowance is due to our decision to suspend sales of test strips expiring in May 2004 due to the short term in which our consumers would be able to utilize the test strips. This resulted in the obsolescence of all test strips with the May 2004 expiration. To a lesser extent, we attribute the decrease in gross margins to the adverse impacts of offering pricing discounts and incentives to certain retailers to deplete inventory supplies of our first-generation consumer monitor.

Our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. Should we be unsuccessful in our current efforts to timely procure equity or debt financing sufficient to fund essential marketing activities, the likelihood of us achieving the prerequisite broad market awareness and acceptance of our consumer monitors will be remote.

Our consolidated total operating expenses were $1,481,325 (inclusive of $91,820 in non-cash charges) for our fiscal 2004 second quarter, an increase of $317,416, or 27.3%, from the $1,163,909 (inclusive of $130,244 in non-cash charges) incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our total operating expenses were $2,481,194 (inclusive of $243,532 in non-cash charges), a decrease of $131,560, or 5.0%, from the $2,612,754 (inclusive of $315,996 in non-cash charges) incurred during our fiscal 2003 first half. As further detailed below, the increase in operating expenses for our fiscal 2004 second quarter is primarily due to the launch of the radio advertising campaign in October of 2003.

Our consolidated sales and marketing expenses were $713,468 for our fiscal 2004 second quarter, an increase of $465,052, or 187.2%, from the $248,416 incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our sales and marketing expenses were $845,386, an increase of $381,972, or 82.4%, from the $463,414 incurred during our fiscal 2003 first half. These expense increases primarily were derived from the launch of our radio advertising campaign in October 2003 which continued throughout the fiscal 2004 second quarter. This substantial increase is offset by a decrease in salaries expense due to headcount reductions, commissions due to decreased sales and curtailed travel to and participation in trade shows. Our selling and marketing expenses will significantly increase for our fiscal 2004 third quarter, and possibly beyond, as we deploy a significant portion of the proceeds received from our recent financings, as well as from any future financings, into advertising campaigns.

Our consolidated general and administrative ("G&A") expenses were $666,514 for our fiscal 2004 second quarter, a decrease of $33,028, or 4.7%, from the $699,542 incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our G&A expenses were $1,363,928, a decrease of $271,675, or 16.6%, from the $1,635,603 incurred during our fiscal 2003 first half. These expense decreases were attributable to lower professional service costs due to the previous completion, contraction or discontinuance of non-critical consulting engagements and various cost savings realized as a result of administrative and technical support headcount reductions, including related salaries and benefits, rent, utilities, telecommunications and travel. Slightly offsetting the preceding were increased costs for investor relations and a special proxy related to the increase in our authorized common shares, and increased royalty fee accruals as a result of ongoing negotiations with a principal vendor from whom we license the proprietary optics technology utilized in our predecessor consumer device. Discussions are ongoing with this principal vendor regarding whether our current consumer device is subject to royalty fees under our licensing agreement. Although there can be no assurance of such, we believe this vendor, given our long-standing relationship, will ultimately agree to mutually acceptable royalty terms.

Our product research and development expenses were $24,523 for our fiscal 2004 second quarter, a decrease of $70,213, or 74.1%, from the $94,736 incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our product research and development expenses were $27,991, a decrease of $244,074, or 89.7%, from the $272,065 incurred during our fiscal 2003 first half. This decrease primarily was attributable to reductions in salaries, benefits, travel and meeting expenses as the development of our current consumer device was substantially completed by the end of our fiscal 2003 first quarter. Certain continuing engineering activities directed at achieving further cost refinements were also substantially completed during our preceding fiscal 2003 second quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $76,820 for our fiscal 2004 second quarter, a decrease of $44,395, or 36.6%, from the $121,215 incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our non-cash depreciation and amortization expenses were $156,133, a decrease of $85,539, or 35.4%, from the $241,672 incurred during our fiscal 2003 first half. These decreases primarily are attributable to certain equipment that became fully depreciated during fiscal 2003. As our planned capital expenditures are minimal, we currently anticipate that our depreciation and amortization expense for the remaining half of fiscal 2004 will approximate that incurred during the fiscal 2004 first half.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter. We currently do not foresee any similar losses for the balance of fiscal 2004.

Primarily as a result of the foregoing, our loss from operations for our fiscal 2004 second quarter was $1,352,809, an increase of $1,015,975, or 301.6%, from the $336,834 incurred during our fiscal 2003 second quarter. For our fiscal 2004 first half, our loss from operations was $2,154,340, an increase of $586,224, or 37.4%, from the $1,568,116 incurred during our fiscal 2003 first half.

Our non-operating income and expenses primarily consist of interest income, interest and financing expenses, amortization of convertible debt discount and other miscellaneous income and expense items. Our net non-operating expenses were $1,413,203 (inclusive of $1,319,419 in non-cash charges) in our fiscal 2004 second quarter, as compared to net non-operating expenses of $672,940 (inclusive of $410,318 in non-cash charges) in our fiscal 2003 second quarter. For our fiscal 2004 first half, our net non-operating expenses were $1,806,523 (inclusive of $1,827,505 in non-cash charges) as compared to $1,372,170 (inclusive of $820,636 in non-cash charges) for our fiscal 2003 first half. The net increase realized for our fiscal 2004 second quarter and first half primarily was attributable to increased amortization of convertible debt discount of $675,329 and $742,783, respectively. The increased amortization of convertible debt discount is due to the conversion of $1.2 million and $1.4 million of convertible notes during the 2004 second fiscal quarter and 2004 first half, respectively. Due to the substantial portion of convertible debt converted subsequent to December 31, 2003, we expect the amortization of convertible debt discount to increase significantly during the third quarter of fiscal 2004.

Primarily as a result of the foregoing, we incurred a net loss of $2,766,012 ($0.03 per basic and diluted share) in our fiscal 2004 second quarter as compared to a net loss of $1,009,774 ($0.04 per basic and diluted share) in our fiscal 2003 second quarter. For our fiscal 2004 first half, we incurred a net loss of $3,960,863 ($0.04 per basic and diluted share) as compared to a net loss of $2,940,286 ($0.12 per basic and diluted share) for our fiscal 2003 first half.

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

Structured Settlement Agreement with Roche, a Principal Vendor to Which We Are Materially Dependent

On May 22, 2003, we entered into a structured settlement agreement with Roche to prospectively service and ultimately satisfy $996,921 in overdue accounts payable to them. Our payment obligations under this agreement were fully satisfied as of December 31, 2003.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $224,000 and $285,000 at December 31, 2003 and June 30, 2003, respectively.

Our aggregate future obligations under capital lease agreements in existence at December 31, 2003 are as follows:

          FISCAL YEARS ENDING JUNE 30,
          ----------------------------

         2004 (balance thereof) ....................        $29,968
         2005 ......................................         24,308
         2006 ......................................          6,172
                                                            -------
         Total lease payments ......................         60,448

         Less imputed interest .....................          6,074
                                                            -------
         Present value of net minimum lease payments         54,374
         Less current maturities ...................         43,166
                                                            -------
         Total long-term capital lease obligation ..        $11,208
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

Our Outstanding Convertible Debentures

On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $3,175,000 at December 31, 2003, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at our option in either cash or authorized and unissued shares of our common stock,
(ii) are currently convertible at the option of the holders, provided that we have sufficient authorized and unissued common shares, into shares of our common stock at a stated rate of $0.13 per share, and (iii) become due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. Any related subsequent issuances of our common stock is limited to any individual debenture holder beneficially owning no more than 4.99% of our then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

An underlying agreement also requires that we obtain the unanimous approval of the debenture holders prior to (i) selling any common shares or convertible debentures from September 13, 2003 until April 21, 2004 (120 days after the date on which the SEC declared the registration statement effective) or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these debentures remain outstanding. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to through April 21, 2004.

On January 13, 2004, we entered into an Exchange Agreement with each holder of our convertible debentures that were issued in September 2003. Under the Exchange Agreement, each debenture holder agreed, subject to a 4.99% beneficial ownership limitation, to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of note principal per share of common stock. Accrued but unpaid interest on each debenture was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate of $175,000 of principal previously converted by a debenture holder to the $0.09 rate under the Exchange Agreement. As a result of the above, in January 2004 we recognized approximately $1.5 million of additional debt discount expense related to the beneficial

Our Outstanding Convertible Debentures (continued)

conversion features of the exchange and amortized approximately $2.7 million of previously existing debt discount related to the convertibles debentures issued in September 2003.

From June 2001 through November 2001, we issued unsecured convertible debentures that remain outstanding. These debentures, which have an aggregate principal face amount of $4,020,000 at December 31, 2003, (i) accrue interest at the prime rate plus two percent (6.0% at December 31, 2003), (ii) are currently convertible at the option of the holders into our common stock at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase of a share of our common stock at $2.50 per share All stock purchase warrants related to the June 2001 to November 2001 issuances expired unexercised as of December 31, 2003.

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying notes. The aggregate unamortized debt discount amounted to $4,850,699 and $2,883,918 at December 31, 2003 and June 30, 2003, respectively. The remaining principal and discounted amounts of our outstanding convertible debentures at December 31, 2003 of $7,195,000 and $2,344,301, respectively, mature during our fiscal year ending June 30, 2007.

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

The future aggregate minimum lease payments under operating lease agreements in existence at December 31, 2003 are as follows:


         FISCAL YEARS ENDING JUNE 30,
         ----------------------------

         2004 (balance thereof) ...............        $52,066
         2005 .................................         22,484
                                                       -------
         Total minimum operating lease payments        $74,550
                                                       =======

Our Consolidated Cash Flows

Our operating activities utilized $3,543,004 in cash and cash equivalents during our fiscal 2004 first half, an increase of $2,984,101, or 533.9%, from the $558,903 in cash and cash equivalents utilized during our fiscal 2003 first half. On a comparative fiscal period-to-period basis, our substantially higher utilization primarily reflects the $1,020,577 increase in our net loss as well as the utilization of cash to decrease accounts payable by $1,379,244 during the first half of fiscal 2004 compared to a positive cash flow from the increase in accounts payable of $1,334,595 during the first half of fiscal 2003. Our higher utilization also reflects the negative cash flow effects of increased accounts receivable and prepaid expenses and decreased deferred income. Partially offsetting these negative cash flow effects were the positive cash flow effects of increased accrued liabilities and higher overall add-backs for various non-cash charges related to amortization, depreciation, inducement, compensation, and other expenses.

Our investing activities utilized $1,685 in cash and cash equivalents during our fiscal 2004 first half, a decrease of $14,722, or 89.7%, from the $16,407 in cash and cash equivalents utilized during our fiscal 2003 first half. Our decreased utilization is attributable to lower capital expenditures.

Our financing activities provided $2,538,589 in cash and cash equivalents during our fiscal 2004 first half, an increase of $2,455,419, or 2952.2%, from the $83,170 in cash and cash equivalents provided during our fiscal 2003 first half. Our fiscal 2004 increase reflects the receipt of the $3,067,000 net cash proceeds received from our issuance of convertible debentures, as previously discussed, being slightly offset by principal payments on our outstanding capital lease obligations and notes payable. In contrast, our fiscal 2003 first half reflected principal payments on outstanding convertible debentures and other debt, being slightly offset by borrowings under our then existing revolving line of credit.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $1,006,100 to $364,026 at December 31, 2003, from $1,370,126 at
June 30, 2003. Our working capital increased by $1,311,073 to $363,962 at December 31, 2003 from a deficiency of $947,111 at June 30, 2003.

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

OUR OTHER MATTERS

Our Seasonal and Inflationary Influences

Although we remain in the relatively early stages of the national introduction and roll-out of our consumer monitors to retailers, we have historically experienced certain seasonal sales influences consistent with our initial expectations. In particular, we had expected, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 would slightly benefit from increased orders by retailers for the holiday shopping season. This trend was not reflected in the current fiscal quarter and we remain uncertain as to whether this seasonality will continue in the future.

To date, we have not been materially impacted by inflationary influences.

Our Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at December 31, 2003 and subsequent conversions of these debentures in January 2004, we believe that the prime rate would have to significantly increase, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2004, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

ITEM 3.  OUR CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d--15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidating subsidiaries is made known to management, including to the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during our last fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 2. OUR CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 23, 2003, our Form SB-2 was declared effective the the Securities and Exchance Commission.

In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, and the rules and regulations thereunder, we issued the following securities during our fiscal 2004 first quarter ended December 31, 2003.

In December 2003, we issued 12,378,778 shares of its common stock to three institutional investors upon conversion of convertible debentures with a principal face amount totaling $1,175,000 and $104,241 in related accrued interest.

In October 2003, we issued 384,410 shares to a patent attorney in satisfaction of $82,648 in unpaid legal fees and related accrued interest.

In October 2003, we issued 575,000 shares of common stock to a patent attorney in satisfaction of $36,250 in unpaid legal fees and $50,000 as a non-refundable flat-fee payment for legal services to be rendered.

In October 2003, we issued 100,000 shares of common stock to an independent consultant in final settlement of consulting services rendered by the consultant in the amount of $45,000. The services consisted of introducing us to prospective investors.

ITEM 3. OUR DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Below are the proxy tabulation results for the matters voted upon at the Company's Special Meeting of Stockholders held on December 1, 2003:

     1. Approval to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares:

         For:  72,982,396        Against:  150,677        Abstain:  1,371,492

Below are the proxy tabulation results for the matters voted upon at the Company's Annual Meeting of Stockholders held on December 19, 2003:


     1. Election of Neil Luckianow to the Company's Board of Directors (Class III with term expiring in 2006):

         For:  69,356,723        Withhold:   523,088

     2. Ratify the appointment of BDO Seidman, LLP as the Company's Independent Certified Public Accountants for the Fiscal Year Ending June 30, 2004:

         For:  69,359,017        Against:  291,138        Abstain:  229,656

ITEM 5. OUR OTHER INFORMATION

Effective October 31, 2003, our common stock began trading on the NASDAQ's Over-The-Counter Bulletin Board under the ticker symbol "LFTC" and discontinued trading on the American Stock Exchange.

ITEM 6. OUR EXHIBITS AND REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the quarter ended December 31, 2003.

EXHIBIT INDEX

3.1.1 Certificate of Amendment to Articles of Incorporation of Lifestream Technologies, Inc. dated December 4, 2003.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 23rd day of February, 2004.


                                      LIFESTREAM TECHNOLOGIES, INC.

                                      By:     /s/ Brett Sweezy
                                          ------------------------------------
                                                  Brett Sweezy
                                        Chief Financial and Accounting Officer