Form 10QSB
period 2004-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2004-05-14
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-29058

                  NEVADA                                       82-0487965
         ---------------------------                       -------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

As of May 13, 2004, the registrant had 161,325,276 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

                                                                                                              PAGE
                                                                                                           -----------

PART I.  OUR FINANCIAL INFORMATION

Item 1.  Our Interim Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of March 31, 2004, and June 30, 2003.................            1

     Condensed Consolidated Statements of Operations for the three and nine months ended
       March 31, 2004, and March 31, 2003..........................................................            2

     Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004,
       and March 31, 2003..........................................................................            3

     Notes to Condensed Consolidated Financial Statements..........................................            4

Item 2.  Our Management's Discussion and Analysis..................................................            13

Item 3.  Our Controls and Procedures...............................................................            23


PART II.  OUR OTHER INFORMATION

Item 1.  Our Legal Proceedings.....................................................................            24

Item 2.  Our Changes in Securities and Use of Proceeds.............................................            24

Item 3.  Our Defaults Upon Senior Securities.......................................................            25

Item 4.  Our Submission of Matters to a Vote of Security Holders...................................            25

Item 5.  Our Other Information.....................................................................            25

Item 6.  Our Exhibits and Reports on Form 8-K......................................................            25

Signatures.........................................................................................            26

PART I.  OUR FINANCIAL INFORMATION

ITEM 1.  OUR INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,       JUNE 30,
                                                                                      2004            2003
                                                                                   -----------     -----------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents .................................................     $ 1,483,070       1,370,126
   Accounts receivable, net ..................................................         639,636         269,398
   Inventories, net (Note 4) .................................................       1,048,440       1,612,590
   Prepaid expenses ..........................................................         656,129          38,506
                                                                                   -----------     -----------
        Total current assets .................................................       3,827,275       3,290,620
Deferred financing costs, net ................................................         909,590         422,897
Patent rights, net ...........................................................         500,738         562,945
Property and equipment, net ..................................................         395,156         647,527
Note receivable - officer (Note 5) ...........................................          38,728          38,728
Other ........................................................................         143,232         115,208
                                                                                   -----------     -----------
        Total assets .........................................................     $ 5,814,719     $ 5,077,925
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
Current liabilities:
   Accounts payable ..........................................................     $   795,633     $ 2,173,720
   Accrued liabilities (Note 6) ..............................................         606,086         766,047
   Capital lease obligations .................................................          35,280         147,964
   Notes payable (Note 7) ....................................................         900,000         900,000
   Deferred income (Note 10) .................................................              --         250,000
                                                                                   -----------     -----------
        Total current liabilities ............................................       2,336,999       4,237,731
Capital lease obligations ....................................................           8,661          42,754
Notes payable (Note 7) .......................................................         517,535       1,069,932
Convertible debentures, principal face amounts of $6,936,376 and $5,270,000,
   respectively (Note 8) .....................................................       2,290,297       2,386,082
                                                                                   -----------     -----------
        Total liabilities ....................................................       5,153,492       7,736,499
                                                                                   -----------     -----------

Commitments and contingencies (Notes 8 and 11)

Stockholders' equity (deficit) (Note 9):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ..........................................................              --              --
   Common stock, $.001 par value; 250,000,000 and 100,000,000 shares authorized, respectively; 159,475,276 and 92,894,590 issued and
     outstanding, respectively ...............................................         159,475          92,895
   Additional paid-in capital ................................................      53,366,446      39,511,226
   Accumulated deficit .......................................................     (52,864,694)    (42,262,695)
                                                                                   -----------     -----------
        Total stockholders' equity (deficit) .................................         661,227      (2,658,574)
                                                                                   -----------     -----------
        Total liabilities and stockholders' equity (deficit) .................     $ 5,814,719     $ 5,077,925
                                                                                   ===========     ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              ----------------------------------    ----------------------------
                                                                MARCH 31,          MARCH 31,        MARCH 31,        MARCH 31,
                                                                  2004               2003             2004             2003
                                                              ---------------    ---------------    ----------------   ---------

Net sales .............................................     $     627,014      $    649,093      $   2,039,540      $  3,711,642
Cost of sales .........................................           688,909           454,818          1,774,580         2,472,729
                                                            -------------      ------------      -------------      ------------
Gross profit (loss) ...................................           (61,895)          194,275            264,960         1,238,913
                                                            -------------      ------------      -------------      ------------
Operating expenses:
      Sales and marketing .............................           474,361           315,301          1,319,747           778,715
      General and administrative ......................           678,681           860,116          2,042,610         2,495,719
      Product research and development ................            19,593            20,622             47,584           292,687
      Depreciation and amortization ...................            76,838           106,469            232,971           348,141
      Loss on disposal of equipment ...................                --                --             87,756                --
                                                            -------------      ------------      -------------      ------------
Total operating expenses ..............................         1,249,473         1,302,508          3,730,668         3,915,262
                                                            -------------      ------------      -------------      ------------
Loss from operations ..................................        (1,311,368)       (1,108,233)        (3,465,708)       (2,676,349)
                                                            -------------      ------------      -------------      ------------
Non-operating income (expenses):
     Interest income ..................................             3,555            13,877              6,795            15,877
     Interest and financing expenses (Notes 7 and 8) ..        (2,222,959)         (325,309)        (2,890,791)       (1,056,781)
     Amortization of convertible debt discount (Note 8)        (3,101,620)         (320,218)        (4,484,839)         (960,655)
     Gain on unexercised option and purchase agreement
          (Note 10) ...................................                --                --            250,000                --
     Other, net .......................................            (8,744)          (13,624)           (17,456)          (15,886)
                                                            -------------      ------------      -------------      ------------
Total non-operating expenses, net .....................        (5,329,768)         (645,274)        (7,136,291)       (2,017,445)
                                                            -------------      ------------      -------------      ------------
Net loss ..............................................     $  (6,641,136)     $ (1,753,507)     $ (10,601,999)     $ (4,693,794)
                                                            =============      ============      =============      ============

Net loss per share - Basic and diluted (Note 3) .......     $       (0.05)     $      (0.06)     $       (0.09)     $      (0.18)
                                                            =============      ============      =============      ============

Weighted average number of shares - Basic and diluted
   (Note 3) ...........................................       146,490,616        29,422,009        114,952,123        26,790,935
                                                            =============      ============      =============      ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    NINE MONTHS ENDED
                                                                               MARCH 31,        MARCH 31,
                                                                                 2004             2003
                                                                             ------------      -----------

OPERATING ACTIVITIES:
   Net loss ............................................................     $(10,601,999)     $(4,693,794)
   Non-cash items:
     Depreciation and amortization .....................................          232,971          348,141
     Loss on disposal of equipment .....................................           87,756               --
     Amortization of deferred financing costs (Notes 7 and 8) ..........          515,715          270,300
     Amortization of discount on convertible debentures (Note 8) .......        4,484,839          960,655
     Provision for doubtful accounts ...................................           40,188           98,632
     Increase (reduction) in inventory valuation allowance .............          362,757           (3,178)
     Beneficial conversion feature of convertible debt (Note 8) ........        1,728,889               --
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services ..............................          325,975          184,002
       Other ...........................................................          (15,357)              --
   Net changes in assets and liabilities:
     Accounts receivable ...............................................         (410,426)        (581,576)
     Inventories .......................................................          201,393          299,969
     Prepaid expenses ..................................................         (617,623)          89,782
     Accounts payable ..................................................       (1,378,087)       1,387,706
     Accrued liabilities ...............................................          543,939          387,961
     Deferred income ...................................................         (250,000)         250,000
     Other non-current assets ..........................................           91,976           (2,544)
                                                                             ------------      -----------
          Net cash used in operating activities ........................       (4,657,094)      (1,003,944)
                                                                             ------------      -----------
 NVESTING ACTIVITIES:
   Capital expenditures ................................................           (6,149)         (16,407)
                                                                             ------------      -----------
          Net cash used in investing activities ........................           (6,149)         (16,407)
                                                                             ------------      -----------
 INANCING ACTIVITIES:
     Proceeds from issuance of convertible debentures, net (Note 8) ....        5,244,592               --
     Proceeds from issuances of common stock ...........................          230,769          550,000
     Proceeds from borrowings under line of credit agreement ...........               --           59,587
     Principal payments of capital lease obligations ...................         (146,777)          (1,486)
     Principal payments of notes payable (Note 7) ......................         (552,397)         (27,247)
     Principal payments of convertible debentures and other debt .......               --         (750,000)
     Redemption of restricted certificate of deposit ...................               --          600,000
                                                                             ------------      -----------
          Net cash provided by financing activities ....................        4,776,187          430,854
                                                                             ------------      -----------
Net increase (decrease) in cash and cash equivalents ...................          112,944         (589,497)
Cash and cash equivalents at beginning of period .......................        1,370,126          589,854
                                                                             ------------      -----------
 Cash and cash equivalents at end of period ............................     $  1,483,070      $       357
                                                                             ============      ===========

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ..............................................     $    205,156      $   337,370

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes
and the fair value of$accompanying detachable stock warrants (Note 8) ..     $  6,247,000      $        --
    Issuance of common stock in exchange for conversion of convertible
     debt and accrued interest (Note 9) ................................     $  5,284,524      $        --
    Issuance of common stock in exchange for financing costs (Note 7) ..     $    120,000      $        --

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

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN
The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal year ended June 30, 2003, that expressed substantial doubt regarding the Company's ability to continue as a going concern.

In order to address its ability to continue as a going concern, the Company has initiated or completed the following financing activities:
     o On September 13, 2003, the Company completed a private placement offering of $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds (See Note 8);
     o On February 19, 2004, the Company completed an additional private placement offering of $2,775,000 in unsecured convertible debentures from which it received $2,077,592 in net cash proceeds. In connection with this transaction, participating warrant holders agreed to exercise outstanding warrants held by them. As of March 31, 2004, the Company had received approximately $231,000 in net proceeds from the exercise of these warrants and expects to receive approximately $240,000 in net cash proceeds upon exercise of the remaining outstanding warrants (See Note 8);
     o On March 1, 2004, the Company received $100,000 in net proceeds from the issuance of an unsecured convertible debenture in the principal amount of $122,000 (See Note 8);
     o On April 28, 2004, the Company's shareholders elected to increase its authorized common shares to 750 million shares for use in future financing transactions; and
     o The Company granted investors in the February 19, 2004 financing, the option to purchase up to an additional $1,220,000 of convertible debentures and warrants through October 28, 2004, with terms and conditions substantially identical to those in the original February 2004 transaction.

          With respect to its sales, gross margins and operating expenses, the
          Company:
     o Introduced its current consumer device to the retail marketplace in October 2002, from which it has realized, and expects to continue to realize, a substantially improved gross margin of approximately 45% before reductions for inventory obsolescence allowances on expired test strips;
     o Depleted its remaining inventory of its higher-cost, predecessor device subsequent to March 31, 2004;
     o Continued negotiations with a major retailer, as well as smaller retailers, to sell its current consumer device;
     o Developed a continuing education program to be implemented over the next 6 months to broaden awareness and educate pharmacists on the benefits of the product;
     o Developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which will be tested during May and June 2004;
     o Continued to conduct the radio advertising marketing activities it began in October 2003;
     o Continued to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing;
     o    Continued to operate with a core staff of only 19 employees; and
     o Continued to implement cost-cutting measures, the most significant of which continues to be the elimination of consultants and research and development costs.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

The Company will continue to require additional financing to fund its longer-term operating needs, including its continued conducting of those marketing activities it deems critical to building broad public awareness of, and demand for, its current consumer device. The amount of additional funding needed to support it until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow is highly dependent upon the ability to continue conducting marketing activities and the success of these campaigns on increasing awareness to consumers and pharmacists.

Should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flow will likely be materially adversely impacted, the effects from which it may not recover. As such, substantial doubt as to the Company's ability to continue as a going concern remains as of the date of this report.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) Reclassifications
Certain amounts in the condensed consolidated financial statements for the prior periods have been reclassified to be consistent with the current period's presentation.

Net Loss Per Share
Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2004 and 2003, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 129,826,267 and 19,590,107 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ----------------------------      -----------------------------
                                                MARCH 31,       MARCH 31,         MARCH 31,        MARCH 31,
                                                  2004            2003              2004             2003
                                              -----------      -----------      ------------      -----------

Net loss, as reported ...................     $(6,641,136)     $(1,753,507)     $(10,601,999)     $(4,693,794)

Add: SFAS No. 123 compensation expense...     $   (54,722)     $   (54,722)     $   (712,356)     $  (954,415)
                                              -----------      -----------      ------------      -----------

Pro forma net loss ......................     $(6,695,858)     $(1,808,229)     $(11,314,355)     $(5,648,209)
                                              ===========      ===========      ============      ===========

Net loss per share:

    Basic and diluted  - as reported ....     $     (0.05)     $     (0.06)     $      (0.09)     $     (0.18)
                                              ===========      ===========      ============      ===========

    Basic and diluted - pro forma .......     $     (0.05)     $     (0.06)     $      (0.10)     $     (0.21)
                                              ===========      ===========      ============      ===========

Segment Reporting
The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

Recently Adopted Accounting Standards
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest
Entities: ("FIN No. 46"). In December 2003, the FASB issued a revision to the interpretation ("FIN No. 46(r)"). FIN No. 46(r) clarifies the application of

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Recently Adopted Accounting Standards (continued)
Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 and FIN No. 46(r) were adopted by the Company with no material impact to the condensed consolidated financial statements.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003, with no impact on the condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May 31, 2003, for financial instruments entered into or modified after such date, with no impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 are effective beginning with the Company's fiscal 2004 first quarter ending September 30, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at July 1, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, with no impact on the condensed consolidated financial statements.

4.    INVENTORIES, NET
Inventories, net, consist of the following:

                                             MARCH 31, 2004      JUNE 30, 2003
                                              -----------         -----------

Raw materials ..........................      $ 1,194,713         $ 1,203,877
Work in process ........................          150,181              63,861
Finished goods .........................          440,999             719,548
                                              -----------         -----------
                                                1,785,893           1,987,286
Less valuation allowance ...............         (737,453)           (374,696)
                                              -----------         -----------
Inventories, net .......................      $ 1,048,440         $ 1,612,590
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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

6. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                                MARCH 31, 2004         JUNE 30, 2003
                                                                --------------         -------------

Accrued sales returns, including warranty obligations ..........  $227,833                $103,947
Accrued royalties payable ......................................   157,649                 104,104
Accrued wages, benefits and related taxes ......................    83,952                  79,672
Accrued interest payable .......................................    77,313                 472,413
Accrued other ..................................................    59,339                   5,911
                                                                  --------                --------
Total accrued liabilities ......................................  $606,086                $766,047
                                                                  ========                ========

7.    NOTES PAYABLE
Effective May 1, 2003, the Company renegotiated its existing revolving credit facility agreement with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to the Company upon its full repayment of the term loan. The advance loan was repaid in full on March 31, 2004. The remaining term loan may be prepaid at any time, without penalty, at the Company's option. As with the original revolving credit facility, both loans are secured and collateralized by the Company's cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. In consideration for extending the above loans, the Company will pay the financial institution an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company's common stock. During the quarter ended March 31, 2004, the Company issued 1,000,000 shares of common stock as partial payment of the $100,000 annual fee for the May 1, 2004 through April 30, 2005 period.

8.    CONVERTIBLE DEBENTURES

June through November 2001 Issuances
From June 2001 through November 2001, the Company issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at March 31, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.0% at March 31, 2004), (ii) are currently convertible at the option of the holder into common stock of the Company at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share. The holder exercised this right during the third quarter of 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8.    CONVERTIBLE DEBENTURES (CONTINUED)
September 2003 Issuances
On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $199,376 at March 31, 2004, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the Company's option in either cash or authorized and unissued shares of its common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Holders may not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the Holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

An underlying agreement also required that the Company obtain the unanimous approval of the debenture holders prior to (i) selling any common shares or convertible debentures from September 13, 2003, until April 21, 2004, (120 days after the date on which the SEC declared the registration statement effective) or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these debentures remain outstanding. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder had a right of first refusal to participate in any new financing transaction consented to through April 21, 2004.

On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of the Company's common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders may not convert their debentures to the extent that conversion would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 the Company issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, the Company issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 the Company recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense $2,667,676 of previously existing debt discount related to the convertibles debentures issued in September 2003.

February 2004 Issuances
On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. These debentures, which have an aggregate principal face amount of $2,775,000 at March 31, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share (66% of the average of the five consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.9% or more of the Company's then outstanding common shares.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8.    CONVERTIBLE DEBENTURES (CONTINUED)
Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants can be exercised over a nineteen-month period and have an exercise price of $0.065 per share of the Company's common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. The Company has the right to call the warrants in the event that the average closing price of the Company's common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.9% or more of the Company's then outstanding common shares.

On March 22, 2004, the Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. The Company also agreed to seek shareholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Shareholder approval to increase the authorized common shares to 750 million was obtained on April 28, 2004. The Company will register such number of additional shares as is necessary to cause the registration of 125% of the common shares underlying the debentures and warrants then outstanding.

Investors in the February 19, 2004, financing have been granted the option to purchase up to an additional $1,220,000 of convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. The conversion price for the second offering will be 66% of the average of the 5 consecutive closing bid prices immediately prior to the closing date of the private offering, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures issued in February 2004. Warrants will be issued similar to the first private offering and the warrant exercise price will be 130% of the set debenture conversion price. The Company will be required to file a registration statement covering the shares underlying the debentures and warrants of this secondary offering and will again be subject to certain penalties if the registration statement is not filed or effective within a predetermined time.

An underlying agreement of the February 19, 2004, transaction requires that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to for a one year period ending after effectiveness of the registration statement.

March 2004 Issuance
In March 2004, the Company issued an unsecured convertible debenture in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 of detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at March 31, 2004.

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $4,646,079 and $2,883,918 at March 31, 2004, and June 30, 2003, respectively.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

8.    CONVERTIBLE DEBENTURES (CONTINUED)
The remaining $6,936,376 in principal of the Company's outstanding convertible debentures at March 31, 2004, mature during the Company's fiscal years ending as follows:

             FISCAL YEARS ENDING JUNE 30,                     PRINCIPAL
             ------------------------------------------------------------

             2006.......................................  $   2,897,000
             2007.......................................      4,039,376
                                                          -------------
             Total principal payments...................  $   6,936,376

9.    STOCKHOLDERS' EQUITY (DEFICIT)

General
The Company's shareholders elected to increase its authorized common shares from 100 million to 250 million at a special shareholders' meeting held on December 1, 2003.

The Company's shareholders elected to increase its authorized common shares from 250 million to 750 million at a special shareholders' meeting held on April 28, 2004.

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible Debenture In January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and related accrued but unpaid interest of $149,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the Exchange Agreement (See Note 8).

In March 2004 we issued 4,800,000 shares of common stock upon conversion of debenture principal in the amount of $180,000 and related accrued interest of $60,000.

Common Shares Issued Upon Exercise of Common Stock Purchase Warrants
In February 2004, we issued 4,615,384 shares of our common stock to two institutional investors upon exercise of 4,615,384 common stock purchase warrants resulting in approximately $231,000 net cash proceeds.

Common Shares Issued for Services
On January 7, 2004, we issued 975,669 restricted shares of our common stock to certain of our employees as payment for $117,080 in compensation expense.

On January 9, 2004, we issued 1,000,000 restricted shares of our common stock to a financing company in partial settlement of a $100,000 loan renewal fee (See
Note 7).

On January 21, 2004, we issued 250,000 restricted shares of our common stock to an investment-banking firm in exchange for investment banking services and research coverage.

10.   OPTION AND PURCHASE AGREEMENT
Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a non-critical and currently unutilized technology patent to which the Company claims ownership. The Company reflected the $250,000 received as deferred income at June 30, 2003. Concurrent with the July 10, 2003, expiration of this option and purchase agreement, the Company recognized $250,000 in non-operating income during the first quarter of fiscal 2004.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

11.      CONTINGENCIES
General
The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flow.

Compensating Payment Provision with Principal Vendor
The Company's contract with the supplier of its dry-chemistry total cholesterol test strips contains a provision that could potentially require the Company to make certain compensating payments in the event the Company fails to meet minimum annual sales requirements. Because the Company did not meet the calendar 2002 minimum sales threshold set forth in the agreement, this supplier began prospectively assessing a 10% price surcharge in exchange for agreeing to maintain U.S. exclusivity. This surcharge was based on the Company's revised sales forecasts for the duration of the agreement. Should the Company fail to meet these sales forecasts, the supplier may impose a more significant price surcharge as a condition to further maintaining U.S. exclusivity. The dollar amount of such future amounts, if any, is currently indeterminable.

OUR MANAGEMENT'S DISCUSSION AND ANALYSIS
Certain disclosures in this Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current consumer device, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a yet to be established product marketplace, consumer preferences, perceptions and receptiveness with respect to our device, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Our Business," "Item 6 - Our Management's Discussion and Analysis," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Our Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN
We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits at June 30, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended June 30, 2003, that expressed substantial doubt regarding our ability to continue as a going concern.

In order to address our ability to continue as a going concern, we have initiated or completed the following financing activities:

     o On September 13, 2003, we completed a private placement offering of $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds;
     o On February 19, 2004, we completed an additional private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. In connection with this transaction, participating warrant holders agreed to exercise outstanding warrants held by them. As of March 31, 2004, we had received approximately $231,000 in net proceeds from the exercise of these warrants and expect to receive approximately $240,000 in net cash proceeds upon exercise of the remaining outstanding warrants;
     o On March 1, 2004, we received $100,000 in net proceeds from the issuance of an unsecured convertible debenture in the principal amount of $122,000;
     o On April 28, 2004, our shareholders elected to increase our authorized common shares to 750 million shares for use in future financing transactions; and
     o We granted to investors in the February 19, 2004 financing, the option to purchase up to an additional $1,220,000 of convertible debentures and warrants through October 28, 2004, with terms and conditions substantially identical to those in the original February 2004 transaction.

With respect to our sales, gross margins and operating expenses, we have:

     o Introduced our current consumer device to the retail marketplace in October 2002, from which we have realized, and expect to continue to realize, a substantially improved gross margin of approximately 45% before reductions for inventory obsolescence allowances on expired test strips;
     o Depleted our remaining inventory of our higher-cost, predecessor device subsequent to March 31, 2004;
     o Continued negotiations with a major retailer, as well as smaller retailers, to sell our current consumer device;
     o Developed a continuing education program to be implemented over the next 6 months to broaden awareness and educate pharmacists on the benefits of our product;
     o Developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which will be tested during May and June 2004;
     o Continued to conduct the radio advertising marketing activities we began in October 2003, primarily targeted radio advertising;
     o Continued to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing;
     o    Continued to operate with a core staff of only 19 employees; and
     o Continued to implement cost-cutting measures, the most significant of which continues to be the elimination of consultants and research and development costs.

We will continue to require additional financing to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current consumer device. The amount of additional funding needed to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow is highly dependent upon our ability to continue conducting marketing activities and the success of these campaigns on increasing awareness to consumers and pharmacists.

Should we be unsuccessful in any of the initiatives or matters discussed above, our business, and, as a result, our consolidated financial position, results of operations and cash flow will likely be materially adversely impacted, the effects

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED) from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

OUR CONSOLIDATED RESULTS OF OPERATIONS
Our consolidated net sales for the fiscal quarter ended March 31, 2004 ("fiscal 2004 third quarter"), were $627,014, a decrease of $22,079, or 3.4%, as compared to $649,093 for the fiscal quarter ended March 31, 2003 ("fiscal 2003 third quarter"). For the nine months ended March 31, 2004 ("first nine months of fiscal 2004"), our consolidated net sales were $2,039,540, a decrease of $1,672,102, or 45%, as compared to $3,711,642 for the nine months ended March 31, 2003 ("first nine months of fiscal 2003"). Consistent with our continuing principal focus on the retail marketplace, our consumer sales accounted for in excess of 95% of our consolidated net sales during each of the above fiscal 2004 and 2003 periods. Monitors consistently accounted for approximately 60% - 75% of our consumer sales whereas test strips, smart cards and other accessories collectively accounted for the respective balances. During the three and nine months ended March 31, 2004, gross sales of our consumer monitors decreased approximately 6% and 49%, respectively, whereas gross sales of our related consumer test strips increased 39% and 6%, respectively from the comparative prior periods. Gross sales of smart cards and other accessories decreased approximately 15% and 17% for the three and nine months ended March 31, 2004, respectively from the comparative prior periods.

We primarily attribute the decrease in our consolidated net sales for our fiscal 2004 third quarter as compared to the third quarter of 2003 to increased sales returns for test strips sold with a short-term expiration date. Without the effect of this increase in returns, gross sales for the third quarter of 2004 were $46,026 or 5.9% higher than the third quarter of 2003. The decrease in our consolidated net sales for the first nine months of fiscal 2004 from the first nine months of fiscal 2003 is attributable to our fulfillment in fiscal 2003 first quarter of a $701,045 initial order from a prominent national drug store chain and the fulfillment in fiscal 2003 second quarter of an $851,475 initial order from a prominent national drug store chain. The remaining decrease is due to increased sales returns allowance for test strips with a short-term expiration date.

We realized a consolidated gross loss of $61,895 for our fiscal 2004 third quarter, a decrease of $256,170, or 131.9%, as compared to a consolidated gross profit of $194,275 for our fiscal 2003 third quarter. For the first nine months of our fiscal 2004, our consolidated gross profit was $264,960, a decrease of $973,953, or 78.6%, as compared to a consolidated gross profit of $1,238,913 for our fiscal 2003 first nine months. Our resulting gross margins were (9.9)% and 13.0% for our fiscal 2004 third quarter and first nine months, respectively, as compared to 29.9% and 33.4% for our fiscal 2003 third quarter and first nine months, respectively. We primarily attribute these significant decreases in our gross profits and margins to the increase in the inventory obsolescence allowance by $199,476 and $362,757 for the fiscal 2004 third quarter and first nine months, respectively. The increase in the inventory obsolescence allowance is due to our decision to suspend sales of test strips expiring in May and September 2004 due to the short term in which our consumers would be able to utilize the test strips. This resulted in the obsolescence of all test strips with the May and September 2004 expiration dates. To a lesser extent, we attribute the decrease in gross margins to the adverse impacts of offering pricing discounts and incentives to certain retailers to deplete inventory supplies of our first-generation consumer monitor.

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

Our consolidated total operating expenses were $1,249,473 (inclusive of $193,919, in non-cash charges) for our fiscal 2004 third quarter, a decrease of $53,035, or 4.1%, from the $1,302,508 (inclusive of $161,308 in non-cash charges) incurred during our fiscal 2003 third quarter. For our fiscal 2004 first nine months, our total operating expenses were $3,730,668 (inclusive of $437,451 in non-cash charges), a decrease of $184,594, or 4.7%, from the $3,915,262 (inclusive of $477,304 in non-cash charges) incurred during our fiscal 2003 first nine months. As further detailed below, the decrease in operating expenses for our fiscal 2004 third quarter is due to decreased general and administrative expenses resulting from continued cost-cutting measures primarily related to professional and consulting services, as well as reduced salaries expense from operating with fewer employees. This decrease is offset by increased marketing costs related to the radio marketing campaign beginning in October 2003.

Our consolidated sales and marketing expenses were $474,361 for our fiscal 2004 third quarter, an increase of $159,060, or 50.5%, from the $315,301 incurred during our fiscal 2003 third quarter. For the nine months ended March 31, 2004, our sales and marketing expenses were $1,319,747, an increase of $541,032, or 69.5%, from the $778,715 incurred during the nine months ended March 31, 2003. These expense increases primarily were derived from the launch of our radio advertising campaign in October 2003, which continued throughout the fiscal 2004 third quarter. This substantial increase is offset by a decrease in salaries expense due to staffing reductions, commissions due to decreased sales and curtailed travel to and participation in trade shows. Our sales and marketing expenses will continue to increase for our fiscal 2004 fourth quarter, and possibly beyond, as we deploy a significant portion of the proceeds received from our recent financings, as well as from any future financings, into advertising campaigns.

Our consolidated general and administrative ("G&A") expenses were $678,681 for our fiscal 2004 third quarter, a decrease of $181,435, or 21.1%, from the $860,116 incurred during our fiscal 2003 third quarter. For the nine months ended March 31, 2004, our G&A expenses were $2,042,610, a decrease of $453,109, or 18.2%, from the $2,495,719 incurred during the nine months ended March 31, 2003. The decrease for the third quarter of fiscal 2004 as compared to the third quarter of 2003 is due to lower professional fees, decreased bad debt expense, and decreased expenses related to being listed on the American Stock Exchange in 2003 as opposed to trading over the counter during 2004. These decreases were offset by increased compensation expense related to the issuance of restricted stock to employees and increased insurance costs. The decrease in G&A expenses for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 is attributable to lower professional service costs due to the previous completion, contraction or discontinuance of non-critical consulting engagements and various cost savings realized as a result of administrative and technical support staffing reductions, as well as, decreased bad debt, rent, utilities, telecommunications and travel expenses. Slightly offsetting the preceding were increased costs for investor relations and costs incurred in connection with a shareholders' meeting related to the increase in our authorized common shares, increased insurance costs and increased royalty fee accruals as a result of ongoing negotiations with a principal vendor from whom we license the proprietary optics technology utilized in our predecessor consumer device.

Our product research and development expenses were $19,593 for our fiscal 2004 third quarter, a decrease of $1,029, or 5.0%, from the $20,622 incurred during our fiscal 2003 third quarter. For the nine months ended March 31, 2004, our product research and development expenses were $47,584, a decrease of $245,103, or 83.8%, from the $292,687 incurred during the nine months ended March 31, 2003. The three month period was substantially the same, while the decrease in the nine month period primarily was attributable to reductions in salaries, benefits, and product design costs as the development of our current consumer device was substantially completed by the end of our fiscal 2003 first quarter. Certain continuing engineering activities directed at achieving further cost refinements were also substantially completed during our preceding fiscal 2003 second quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $76,838 for our fiscal 2004 third quarter, a decrease of $29,631, or 27.8%, from the $106,469 incurred during our fiscal 2003 third quarter. For our fiscal 2004 first nine months, our non-cash depreciation and amortization expenses were $232,971, a decrease of $115,170, or 33.1%, from the $348,141 incurred during our fiscal 2003 first nine months. These decreases are primarily attributable to certain equipment that became fully depreciated during fiscal 2003.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter. We currently do not foresee any similar losses for the balance of fiscal 2004.

Primarily as a result of the foregoing, our loss from operations for our fiscal 2004 third quarter was $1,311,368, an increase of $203,135, or 18.3%, from the $1,108,233 incurred during our fiscal 2003 third quarter. For the nine months ended March 31, 2004, our loss from operations was $3,465,708, an increase of $789,359, or 29.5%, from the $2,676,349 incurred during the comparable period of fiscal 2003.

Our non-operating income and expenses primarily consist of amortization of convertible debt discount, interest and financing expenses, and other miscellaneous income and expense items. Our net non-operating expenses were $5,329,768 (inclusive of $5,252,337 in non-cash charges) in our fiscal 2004 third quarter, as compared to net non-operating expenses of $645,274 (inclusive of $410,318 in non-cash charges) in our fiscal 2003 third quarter. For the nine months ended March 31, 2004, our net non-operating expenses were $7,136,291 (inclusive of $7,079,842 in non-cash charges) as compared to $2,017,445 (inclusive of $1,230,954 in non-cash charges) for the nine months ended March 31, 2003. The net increase realized for our fiscal 2004 third quarter and first nine months primarily was attributable to increased amortization of convertible debt discount of $2,781,402 and $3,524,184, respectively. The increased amortization of convertible debt discount is due to the conversion of $3.2 million and $4.6 million of convertible debentures during the 2004 third fiscal quarter and 2004 first nine months, respectively. The remaining increase in non-operating income and expenses for the three and nine months ended March 31, 2004 is due to $1,728,889 of expense related to a beneficial conversion feature recognized as a result of issuing convertible debt at a discount from the stated conversion rate.

Primarily as a result of the foregoing, we incurred a net loss of $6,641,136 ($0.05 per basic and diluted share) in our fiscal 2004 third quarter as compared to a net loss of $1,753,507 ($0.06 per basic and diluted share) in our fiscal 2003 third quarter. For the nine months ended March 31, 2004, we incurred a net loss of $10,601,999 ($.09 per basic and diluted share) as compared to a net loss of $4,693,794 ($0.18 per basic and diluted share) for the nine months ended March 31, 2003.

OUR CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

General
We have historically sustained our operations and funded our growth through an ongoing combination of trade credit arrangements, short-term financings, and debt and equity issuances. As our working capital requirements generally precede the realization of sales and related accounts receivable, we routinely draw upon our existing cash and cash equivalent balances and seek short and long-term financing to fund our marketing efforts and our procurement of inventory.

As more extensively discussed in the preceding disclosures entitled "Substantial Doubt as to Our Ability to Continue as a Going Concern," we have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we had significant working capital and stockholders' deficits as of our most recently completed fiscal year ended June 30, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal year ended June 30, 2003, that expressed substantial doubt as to our ability to continue as a going concern.

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

Our Capital Lease Obligations
We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $194,000 and $285,000 at March 31, 2004, and June 30, 2003, respectively.

Our aggregate future obligations under capital lease agreements in existence at March 31, 2004, are as follows:


             FISCAL YEARS ENDING JUNE 30,
             -------------------------------------------------------------

             2004 (balance thereof)...........................  $   18,823
             2005.............................................      24,308
             2006.............................................       6,172
                                                                ----------
             Total lease payments.............................      49,303
             Less imputed interest............................       5,362
                                                                ----------
             Present value of net minimum lease payments......      43,941
             Less current maturities..........................      35,280
                                                                ----------
             Total long-term capital lease obligation.........  $    8,661
                                                                ==========

The future aggregate minimum lease payments under operating lease agreements in existence at March 31, 2004, are as follows:

             FISCAL YEARS ENDING JUNE 30,
             -------------------------------------------------------------

             2004 (balance thereof)........................     $   25,528
             2005..........................................         25,781
                                                                ----------
             Total minimum operating lease payments........     $   51,309
                                                                ==========

Our Outstanding Notes Payable
Effective May 1, 2003, we converted our then expiring revolving credit facility agreement with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrues interest at 15% and is to be repaid through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. This incremental 25% retention is limited to $50,000 in any month, with a sub-limit of $25,000 should any month's aggregate accounts receivable collections be less than $200,000. Any principal and accrued interest balances remaining on the respective loans will be due and payable as lump sums on April 1, 2005. Beginning with the date on which the advance loan is repaid in full, the financial institution will become entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to us upon our full repayment of the term loan. The advance loan was repaid in full on March 31, 2004. The remaining term loan may be prepaid at any time, without penalty, at our option. As with the original revolving credit facility, both loans are secured and collateralized by our cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. In consideration for extending the above loans, we agreed to pay the financial institution an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of our common stock. During the quarter ended March 31, 2004, we issued 1,000,000 shares of common stock as partial payment of the $100,000 annual fee for the May 1, 2004 through April 30, 2005 period.

As a result of the preceding conversion, we no longer have any established credit facilities in place for future borrowings.

Our Outstanding Convertible Debentures

June through November 2001 Issuances
From June 2001 through November 2001, we issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at March 31, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.0% at March 31, 2004), (ii) are currently convertible at the option of the holders into common stock at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share. The holder exercised this right during the third quarter of 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

September 2003 Issuances
On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $199,376 at March 31, 2004, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the our option in either cash or authorized and unissued shares of our common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. Holders may not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

An underlying agreement also required that we obtain the unanimous approval of the debenture holders prior to (i) selling any common shares or convertible debentures from September 13, 2003, until April 21, 2004, (120 days after the date on which the SEC declared the registration statement effective) or (ii) selling any common shares or common share equivalents with anti-dilution guarantees or declaring a reverse stock split during the period in which any of these debentures remain outstanding. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to through April 21, 2004.

On January 13, 2004, we entered into an exchange agreement with each holder of our convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders may not convert their debentures to the extent that conversion would result in the Holders' beneficial ownership of 4.99% or more of our then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 we recognized approximately $1,489,000 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense approximately $2,668,000 of previously existing debt discount related to the convertibles debentures issued in September 2003.

February 2004 Issuances
On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. These debentures, which have an aggregate principal face amount of

$2,775,000 at March 31, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share (66% of the average of the five consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any particants' beneficial ownership of 4.9% or more of our then outstanding common shares.

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants can be exercised over a nineteen-month period and have an exercise price of $0.065 per share of our common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. We have the right to call the warrants in the event that the average closing price of our common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.9% or more of our then outstanding common shares.

On March 22, 2004, we filed a registration statement with the United States Securities and Exchange Commission ("SEC") registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. We also agreed to seek shareholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Shareholder approval to increase the number of authorized common shares to 750 million was obtained on April 28, 2004. We will register such number of additional shares as is necessary to cause the registration of 125% of the common shares underlying the debentures and warrants then outstanding.

Investors in the February 19, 2004, financing have been granted the option to purchase up to an additional $1,220,000 million in convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. The conversion price for the second offering will be 66% of the average of the 5 consecutive closing bid prices immediately prior to the closing date of the private offering, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures issued in February 2004. Warrants will be issued similar to the first private offering and the warrant exercise price will be 130% of the set debenture conversion price. We will be required to file a registration statement covering the shares underlying the debentures and warrants of this secondary offering and will again be subject to certain penalties if the registration statement is not filed or effective within a predetermined time.

An underlying agreement of the February 19, 2004, transaction requires that we obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to for a one year period ending after effectiveness of the registration statement.

March 2004 Issuance
In March 2004, we issued an unsecured convertible debenture in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 of detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at March 31, 2004.

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $4,646,079 and $2,883,918 at March 31, 2004, and June 30, 2003, respectively. The remaining principal of our outstanding convertible debentures at March 31, 2004, of $6,936,376 matures during our fiscal years ending as follows:


             FISCAL YEARS ENDING JUNE 30,                        PRINCIPAL
             --------------------------------------------------------------

             2006.............................................  $ 2,897,000
             2007.............................................    4,039,376
                                                                -----------
             Total Principal Payments.........................  $ 6,936,376
                                                                ===========

Our Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Our Consolidated Cash Flows
Our operating activities utilized $4,657,094 in cash and cash equivalents during our fiscal 2004 first nine months, an increase of $3,653,150, or 363.9%, from the $1,003,944 in cash and cash equivalents utilized during our fiscal 2003 first nine months. On a comparative fiscal period-to-period basis, our substantially higher utilization primarily reflects the $5,908,205 increase in our net loss as well as the utilization of cash to decrease accounts payable by $1,378,087 during the first nine months of fiscal 2004 compared to a positive cash flow from the increase in accounts payable of $1,378,706 during the first nine months of fiscal 2003. The substantial decrease in accounts payable is due to utilization of funds received from financing activities to pay vendors. Our higher utilization also reflects the negative cash flow effects of increased prepaid expenses resulting from prepayments made on a substantial marketing contract and decreased deferred income. Partially offsetting these negative cash flow effects were the positive cash flow effects of increased non-cash charges primarily related to increased amortization of discount on convertible debentures resulting from substantial issuances of convertible debt and conversions of convertible debt during the nine months ended March 31, 2004, increased deferred financing costs resulting from commission paid on several financing transactions during the nine months ended March 31, 2004, as well as beneficial conversion feature expense related to the discounted conversion of convertible debt.

Our investing activities utilized $6,149 in cash and cash equivalents during our fiscal 2004 first nine months, a decrease of $10,258, or 62.5%, from the $16,407 in cash and cash equivalents utilized during our fiscal 2003 first nine months. Our decreased utilization is attributable to lower capital expenditures as a result of continued cost-cutting measures implemented to decrease cash outflows.

Our financing activities provided $4,776,187 in cash and cash equivalents during our fiscal 2004 first nine months, an increase of $4,345,333, or 1008.5%, from the $430,854 in cash and cash equivalents provided during our fiscal 2003 first nine months. Our fiscal 2004 increase reflects the receipt of the $5,244,592 net cash proceeds received from our issuance of convertible debentures and $230,769 proceeds received from our issuance of stock from exercise of warrants (both of which have been previously discussed) being offset by increased principal payments on our outstanding capital lease obligations and notes payable. In contrast, our fiscal 2003 first nine months reflected principal payments on outstanding convertible debentures and other debt, being offset by the cash inflow from the redemption of a previously restricted certificate of deposit.

As a result of the foregoing, our unrestricted cash and cash equivalents increased by $112,944 to $1,483,070 at March 31, 2004, from $1,370,126 at June
30, 2003. Our working capital increased by $2,437,387 to $1,490,276 at March 31, 2004, from a deficiency of $947,111 at June 30, 2003.

Our Planned Capital
Expenditures We have no significant planned capital expenditures for fiscal
2004.

OUR OTHER MATTERS

Our Seasonal and Inflationary Influences
We have historically experienced certain seasonal sales influences consistent with our initial expectations. In particular, we had expected, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 would slightly benefit from increased orders by retailers for the holiday shopping season. This trend was not reflected in the current fiscal nine months and we remain uncertain as to whether this seasonality will continue in the future.

To date, we have not been materially impacted by inflationary influences.

Our Quantitative and Qualitative Disclosures About Market Risk
We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at March 31, 2004, we believe that the prime rate would have to significantly increase, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2004, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks. However, should we in the future enter into significant contracts subjecting us to foreign currency adjustments or denominated in non-U.S. dollar currencies, then we would become exposed to these market risks.

We have not used, and currently do not contemplate using, any derivative financial instruments.

Our Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

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

Our wholly owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Our Business - Our Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003, ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and were assigned an appeal number of 03-1630. All briefs were timely filed, argument was heard on May 7, 2004, and the appeal was submitted for decision on that date. We expect to receive the appellate decision within several months.

Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Should the Court of Appeals not rule in our favor, we may be unsuccessful in collecting future royalties from parties utilizing this technology and as a result, may reduce the net realizable value requiring a write down of the patent on our consolidated financial statements. Settlement discussions are at a standstill but may resume at any time.

ITEM 3. OUR CONTROLS AND PROCEDURES
As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities

Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

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

Our wholly owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Our Business - Our Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have only asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003, ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and were assigned an appeal number of 03-1630. All briefs were timely filed, argument was heard on May 7, 2004, and the appeal was submitted for decision on that date. We expect to receive the appellate decision within several months.

Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Should the Court of Appeals not rule in our favor, we may be unsuccessful in collecting future royalties from parties utilizing this technology and as a result, may reduce the net realizable value requiring a write down of the patent on our consolidated financial statements. Settlement discussions are at a standstill but may resume at any time.

ITEM 2. OUR CHANGES IN SECURITIES AND USE OF PROCEEDS
In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, and the rules and regulations thereunder, we issued the following securities during our fiscal quarter ended March 31, 2004. In each of these transactions, the investor(s) (a) had access to business and financial information about us, (b) was an accredited invesor and/or had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. Unless otherwise noted, no placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid.

On January 13, 2004, we entered into an exchange agreement with each holder of our convertible debentures that were issued in September 2003. Under the Exchange Agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders may not exchange their debentures to the extent that exchange would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the Exchange Agreement.

On January 7, 2004, we issued 975,669 restricted shares of our common stock to certain of our employees as payment for $117,080 in compensation expense.

On January 9, 2004, we issued 1,000,000 restricted shares of our common stock to a financing company in partial settlement of a $100,000 renewal fee.

On January 21, 2004, we issued 250,000 restricted shares of our common stock to an investment-banking firm in exchange for investment banking services and research coverage.

On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures to four institutional investors from which we received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures issued in February 2004 gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing. The term of the debentures is two years, and the debentures are convertible at a conversion price of $0.05 per share (66% of the average of the 5 consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participants' beneficial ownership of 4.9% of our then outstanding common shares. We paid $181,968 in commissions to a placement agent in connection with this financing transaction.

In February 2004 we issued 4,615,384 shares of our common stock to two institutional investors upon exercise of 4,615,384 common stock purchase warrants from which we received approximately $231,000 in net cash proceeds. We paid approximately $9,000 to the placement agent of the February 19, 2004 private placement offering as a warrant exchange fee in connection with these exercises.

In March 2004 we issued 4,800,000 shares of common stock upon conversion of debenture principal in the amount of $180,000 and accrued interest of $60,000.

In March 2004 we issued an additional $122,000 of convertible debentures from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 of detachable stock purchase warrants in connection with this transaction. The convertible debentures and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004 discussed above.

ITEM 3. OUR DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. OUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OUR OTHER INFORMATION
Effective April 5, 2004, Brett Sweezy, our Chief Financial Officer, terminated his employment with us due to his involvement with a new business venture. Mr. Sweezy will continue to provide services to the Company on a consulting basis through June 30, 2004. Nikki Nessan, V.P. of Finance, has been designated as interim Chief Accounting and Financial Officer until such time that a new Chief Financial Officer is hired.

ITEM 6. OUR EXHIBITS AND REPORTS ON FORM 8-K
During the period covered by this report, we filed no current report on Form 8-K, except that on March 1, 2004, we filed a report of Form 8-K reporting our completion of a $2,775,000 private placement of convertible debentures.

EXHIBIT INDEX

10.1 Securities Purchase Agreement dated February 19, 2004 (1)
10.2 Form of Convertible Debenture due February 19, 2006 (2)
10.3 From of Common Stock Purchase Warrant dated February 19, 2004 (3)
10.4 Registration Rights Agreement dated February 19, 2004 (4)
10.5 Exchange Agreement dated January 12, 2004 (5)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the LIFESTREAM Sarbanes-Oxley Act of TECHNOLOGIES, 2002. INC.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------
(1) Incorporated by reference to exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.
(2) Incorporated by reference to exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.
(3) Incorporated by reference to exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.
(4) Incorporated by reference to exhibit 99.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.
(5) Incorporated by reference to exhibit 10.14 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 22, 2004.


SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on 14th day of May, 2004.

                                       LIFESTREAM TECHNOLOGIES, INC.

                                       By:    /s/ Nikki Nessan
                                              ----------------
                                                  Nikki Nessan
                                          Chief Financial and Accounting Officer