Form 10KSB
period 2004-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2004-09-28
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                   ----------

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

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year ended June 30, 2004 --- $2,603,257.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,959,692 as of September 24, 2004, based upon the closing price of $0.024, on the Over-the-Counter Bulletin Board ("OTCBB").

As of September 28, 2004, 199,268,735 shares of the registrant's $.001 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated by reference to the definitive proxy statement for the registrant's 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report.

Transitional Small Business disclosure format.   Yes [ ]  No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

      ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2004


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                           13
Item 3.  Legal Proceedings                                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                  14


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             14
Item 6.  Management's Discussion and Analysis or Plan of Operation            16
Item 7.  Consolidated Financial Statements                                    32
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                            54
Item 8A. Controls and Procedures                                              54
Item 8B. Other Information                                                    54

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    55
Item 10. Executive Compensation                                               55
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      55
Item 12. Certain Relationships and Related Transactions                       55
Item 13. Exhibits List and Reports on Form 8-K                                55
Item 14. Principal Accountant Fees and Services                               55

Signatures                                                                    56

Exhibit Index                                                                 57

                                     PART I

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our current cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economical environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Business," "Item 6 - Management's Discussion and Analysis or Plan of Operation," particularly the discussions under "Substantial Doubt Regarding Our Ability to Continue as a Going Concern" and "Risks and Uncertainties," and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

ITEM 1.  BUSINESS

AN INTRODUCTION

We market a proprietary over-the-counter, total cholesterol-monitoring device for at-home use by both health-conscious and at-risk consumers ("our cholesterol monitor"). Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

Once an individual is diagnosed with an elevated total cholesterol level, our cholesterol monitor enables an individual to readily ascertain and track certain collective benefits being derived from diet modification, an exercise regimen and drug therapy. By doing so, we believe that an individual's long-term adherence to an effective cholesterol-lowering program is reinforced.

We introduced our current consumer cholesterol monitor to the retail marketplace in October 2002. It is the successor to a cholesterol monitor that we first introduced in January 2001.

Our current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies. To date, our ability to conduct significant marketing activities critical to building broad market awareness of our cholesterol monitor has been limited due to financial constraints. However, during our fiscal year ended June 30, 2004 we were successful in obtaining a portion of the long-term financing we sought to allow us to begin conducting marketing programs. We continue to require additional long-term financing to allow us to continue conducting marketing activities.

CHOLESTEROL MONITOR
Our cholesterol monitor has a suggested retail price of $119.95, but is routinely offered by certain of our more prominent retail store chain customers at a price below the psychologically important $100.00 price point for many consumers.

Our cholesterol monitor:
    o Provides a quantified total cholesterol reading from a single drop of blood within three minutes without any prior fasting,
    o Meets the measurement precision guidelines set forth by the National Cholesterol Education Program ("NCEP"),
    o Classifies individual test results using the NCEP's "desirable," "borderline" and "high" risk-level categories for total cholesterol in adults,
    o    Utilizes inexpensive, disposable dry-chemistry test strips,
    o Computes an individual's rolling average total cholesterol level based on their six most recent test results,
    o Allows for the secure storage, via encryption, of up to 200 chronologically-dated test results onto an optional smart card, which is inserted into an existing slot on the monitor, for subsequent retrieval and longer-term trend analysis,
    o Is compact, lightweight and portable with dimensions of approximately 5.50" x 4.00" x 1.75" and a weight of approximately one pound,
    o    Is warranted for one year from defects in materials or workmanship, and
    o    Will soon incorporate the newly FDA cleared Health Risk Assessment
         (HRA), which displays a full Health Risk Assessment after taking a three-minute total cholesterol test and inputting eight additional risk factors including gender, age, height, weight, diabetic status, smoker/non-smoker, systolic and diastolic blood pressure, and HDL break-out from a recent lipid profile.

Our "Plus-Edition" Cholesterol Monitor, which has a suggested retail price of $129.95, includes a cholesterol monitor, a Data Concern" Personal Health Card(R), a complementary CD-ROM software program, a serial cable and an extended three-year warranty. By connecting our cholesterol monitor to a personal computer via the serial cable and installing our software, an individual can compute a longer-term rolling average of their historical test results and convert such into detailed, easy-to-understand printable charts. We believe that these value-added analytical features enable an individual to more readily ascertain and track the collective benefits being derived over an extended period of time from diet modification, an exercise regimen and drug therapy, thereby further reinforcing their ongoing adherence to an effective cholesterol-lowering program.

RELATED SUPPLIES AND ACCESSORIES

We offer the following supplies and accessories for use with our cholesterol monitor:

    o TEST KIT REFILLS. Our test kit refills, which include six individually packaged test packets, have a suggested retail price of $19.95. Each single-use, disposable testing packet contains a dry-chemistry total cholesterol test strip, a sterile lancet, an alcohol swab, and a band-aid.

    o "DATA CONCERN" PERSONAL HEALTH CARD(R). Our "Data Concern" Personal Health Card(R) is individually packaged and has a suggested retail price of $19.95. The Personal Health Card(R) stores up to 200 cholesterol test results for subsequent retrieval and longer-term trend analysis.

CONSUMER MARKETPLACE
The American Heart Association ("AHA"), as well as the National Heart, Lung and Blood Institute's ("NHLBI") renowned Framingham Heart Study ("FHS"), have identified elevated total cholesterol as a primary contributor to coronary heart disease ("CHD") and other forms of cardiovascular disease ("CVD"). In its "2003 Heart and Stroke Statistical Update," the AHA estimates the following for U.S. adults age 20 and older, based on the most recent available data:

    o CHD is the single largest cause of premature death and permanent disability among both men and women,
    o 42 million adults have "high" total cholesterol levels (240 + milligrams per deciliter),
    o 63 million adults have "borderline-high" total cholesterol levels (200 to 239 milligrams per deciliter),
    o 50% of the men and 63% of the women who died suddenly from CHD in 2000 had no previous symptoms,
    o The lifetime risk of developing CHD after age 40 is 49% for men and 32% for women,
    o    650,000 adults were expected to have a new coronary attack during 2003,
    o 450,000 adults were expected to have a recurrent coronary attack during 2003,
    o $129.9 billion of CHD-related annual costs (including lost productivity and morbidity) in 2000.

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

SALES AND MARKETING EFFORTS Our ability to conduct significant marketing activities critical to building broad market awareness of our cholesterol monitor has historically been severely limited due to financial constraints. As a result, prior to fiscal 2004, our marketing efforts were limited to using our current base of critical employees to sustain, cultivate and build upon our existing relationships with national and regional drug and pharmacy-featuring retail store chains, and, to a lesser extent, specialty catalog and internet-based direct marketers and independent pharmacies. During fiscal 2003, our specific marketing activities principally consisted of periodically participating in cooperative advertising campaigns with certain of our existing retail customers, providing device brochures and discount coupons to pharmacies for subsequent distribution to their customers, occasionally participating in trade shows, and conducting telephonic and in-person presentations to certain potential customers. In September 2003, we secured a portion of the long-term financing we sought to enable us to move forward with our marketing plan and, in October 2003 we began a targeted radio advertising campaign. In February 2004, we secured additional financing allowing us to continue implementing our targeted radio advertising campaign. Although we are contractually obligated to continue the radio advertising campaign through January 7, 2005, due to cash flow constraints we ceased placing media ads in mid-September 2004. Unless the advertising agent is able to find substitute sponsors for our committed advertising spot times, we may be required to pay for the remaining contractual obligation of $864,248. Any future marketing campaigns will be highly dependent upon our ability to obtain additional financing.

We recently developed a continuing education program, which was introduced in the first quarter of fiscal 2005. The purpose of the continuing education program is to broaden awareness and educate pharmacists on the benefits of our product. In addition, we developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions at a major retailer, which began in May 2004. Finally, we have attempted to promote our corporate web sites (www.lifestreamtech.com, www.knowitforlife.com and www.testyourcholesterol.com) where we provide, among other things, educational information regarding cholesterol, online ordering of products and a retail store locator. The information on our websites is not incorporated into this Report.

We continue to pursue further penetration into the retail marketplace with our cholesterol monitor by establishing additional relationships with similar retail organizations. Over the long term, we aspire to add high-volume, mass-merchandising retail chains.

SALES CONCENTRATIONS WITH MAJOR CUSTOMERS
Our past sales have been, and we currently expect that our sales for the foreseeable future will be, dependent upon a few major customers. Three customers accounted for 22%, 12%, and 10% of our consolidated sales during fiscal 2004. The same three customers accounted for 23%, 7% and 24% of our consolidated sales during fiscal 2003. We do not engage in long-term supply contracts with these major customers and it is therefore possible that any of our major customers could cease purchasing our products at any time, which would have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

We primarily attribute our historical sales concentrations to our limited revenue base, our focus on establishing relationships with national and regional drug and pharmacy-featuring grocery store and retail chains, and our inability, given financial constraints, to conduct ongoing marketing activities critical to the establishment of a broad retail customer base. See "Management's Discussion and Analysis or Plan of Operation - Consolidated Results of Operations", "Consolidated Liquidity and Capital Resources" and "Risks and Uncertainties" for further details.

EMPLOYEES
Our full-time employees at June 30, 2004 and 2003, distributed among our functional areas, were as follows:

                                               June 30, 2004     June 30, 2003
                                               -------------     -------------

    Administration and Finance.................       7               10
    Product Assembly, Testing and Packaging....       8                5
    Sales, Marketing and Customer Service......       2                2
    Information Technical Services.............       1                0
                                                     --               --
        Total Employees........................      18               17
                                                     --               --

We did not employ any part-time employees during either fiscal 2004 or 2003.

We currently engage our former Chief Information Technology and former Chief Financial Officer on an as-needed consulting basis.

None of our employees currently are parties to collective bargaining agreements. We consider our employee relations overall to be satisfactory. See "Risks and Uncertainties - We Are Dependent Upon Our Key Management Personnel", for details regarding our continuing dependency on key management personnel.

PRINCIPAL VENDORS AND RELATED ASSEMBLY, PACKAGING AND DISTRIBUTION OPERATIONS

Our current principal vendors are as follows:

    o ROCHE DIAGNOSTICS GMBH. We are party to a licensing and manufacturing agreement with Roche Diagnostics GmbH (Roche) of Mannheim, Germany. The initial term of the agreement expires on December 31, 2004 and, absent default by either party, the agreement automatically renews for additional one year terms unless either party gives 12 months written notice of termination. Neither party has given written notice of termination as of the date of the Report. Under the agreement, we procure the following:

         Disposable, Dry-Chemistry Test Strips. Our agreement with Roche currently grants us the exclusive right to market and distribute its proprietary test strips in the U.S. We are required to purchase our supply of dry-chemistry test strips utilized in our cholesterol monitors exclusively from Roche. As we did not meet the calendar 2002 minimum sales threshold set forth in the agreement, Roche began prospectively assessing us a 10% price surcharge on purchases in exchange for agreeing to maintain our U.S. exclusivity. This surcharge was based on our revised sales forecasts for the duration of the agreement.

PRINCIPAL VENDORS AND RELATED ASSEMBLY, PACKAGING AND DISTRIBUTION OPERATIONS (CONTINUED)

         Optics Technology. Our agreement with Roche licenses us its proprietary optics technology, which we utilized in our predecessor cholesterol monitor in exchange for an agreed-upon royalty per device sold. However, we recognized no royalty obligation on sales of our current consumer device, which we began selling in October 2002, as we viewed the re-engineered optics technology used in this device as being proprietary to us, and not Roche. In May 2003, Roche asserted in a letter to us that the subject optics technology was, in their opinion, still subject to royalties under our agreement. Given our continuing material dependency on Roche for its test strips and in order to avoid jeopardizing such relationship, we responded in July 2003 with a letter proposing a substantially lower royalty on each device sold. Negotiations are currently ongoing and we have recorded a liability in the amount we believe is necessary for full and final settlement of this matter based on the latest negotiations. We believe that any incremental royalty obligation resulting from these negotiations would not be material to our expected future consolidated financial statements.

    o SERVATRON INC. Our cholesterol monitor and related calibration keys are being assembled, on an individual purchase order basis, by Servatron Inc. in Spokane, Washington.

    o OPTO CIRCUITS (INDIA) LIMITED. In October 2003, we began outsourcing a portion of our cholesterol monitor assembly, on an individual purchase order basis, to Opto Circuits (India) Limited in Bangalor, India.

Although we are susceptible to short-term disruptions that could materially adversely impact our business, financial condition, results of operations and cash flows, we believe that the services currently procured from Servatron and Opto Circuits could be obtained from a number of companies available to us in the marketplace. We also believe there is a suitable replacement to Roche's dry-chemistry total cholesterol test strip currently available to us in the marketplace, however we are precluded from procuring test strips from any other source through December 2004 due to our current agreement with Roche. Should we ever lose our U.S. exclusivity for Roche's total cholesterol dry-chemistry test strips, our cholesterol monitor could become subject to more direct competition, including potential direct competition from Roche itself.

Our facilities, as well as the applicable facilities of Servatron, Opto Circuits and Roche, meet the FDA's Quality System Requirement. All assembled and individually packaged monitors and bulk packaged calibration keys from Servatron and Opto Circuits, as well as all bulk packaged test strips from Roche, are transferred from their respective facilities to our facility in Post Falls, Idaho for random quality assurance audits, warehousing, and shipping to customers. We believe that our production facilities and capabilities, as well as those of Servatron, Opto Circuits and Roche, will be sufficient through at least fiscal 2005. We have utilized, and plan to continue to utilize, common carriers for all of our product shipping needs.

PRODUCT RESEARCH AND DEVELOPMENT
We incurred product research and development expenses of $57,510 and $296,963 in fiscal 2004 and 2003, respectively, principally in connection with the re-engineering activities associated with developing and refining our current cholesterol monitor. As these activities were substantially completed as of our fiscal 2003 second quarter ended December 31, 2002, we have subsequently incurred, and currently expect to continue to incur, nominal product research and development expenditures for the foreseeable future.

In view of financial constraints, we have suspended active development, manufacturing and marketing efforts relating to products other than our cholesterol monitors and related products and accessories. Such product initiatives primarily related to the development of our professional cholesterol monitor and a software product called Privalink that was intended to enable interconnectivity between various medical diagnostic devices and the consolidated secured storage, via encryption, of related test results and other personal and health-related data onto a smart card and via the Internet into a remotely maintained and password accessible database. We will continue to fill any dry-chemistry test strip orders passively received for our professional devices on an ongoing basis, as these strips are the same strips utilized by our cholesterol monitor. As our future financial condition permits, we will consider whether the recommencement of activities relating to other product development is warranted.

INTELLECTUAL PROPERTY RIGHTS
We are dedicated to obtaining, maintaining and enforcing the intellectual property rights covering our corporate image and proprietary technology, both in the U.S. and abroad. Accordingly, we are actively engaged in creating and protecting our copyright, trademark, patent, and trade secret assets.

We own various copyright registrations primarily related to the software used by our current and predecessor cholesterol monitors and our "Data Concern" Personal Health Smart Card. We own various U.S. trademark registrations primarily related to the "Lifestream" names and logo designs, as well as the trade names of our various products such as "Cholestron", "The Data Concern", and "Personal Health Card". We also own pending U.S. trademark applications for the following trademarks: Lifestream, Lifestream Technologies (and logo design), Know It for Life, Privalink, Personal Data Key, Personal Document Key, Personal Financial Key, and Personal Health Key. Although we believe that all of these marks are entitled to registration on the Principal Register, the outcome of the application process for trademark registration cannot be predicted with certainty.

We own various U.S. patents primarily related to the appearance and technology utilized in our professional and consumer cholesterol monitors, as well as for HDL test strip technology. During fiscal 2004, we obtained FDA approval to utilize U.S. Patent No. 6,602,469 which claims aspects of our cholesterol monitor including the display of the user's comparative cardiac age based on the test result and diagnostic information entered directly into the device, such as the user's age, weight, history of heart disease and other relevant factors. This patent also covers a test strip verification technique that allows the device to activate only for authorized test strips used prior to the expiration date.

We further own pending United States, PCT International Patent Applications and pending national phase patent applications for the technology claiming a number of inventions pertaining to our devices, smart card technology, secure medical record maintenance technology, security related features, and a range of smart card-enabled health-related and commercial applications. Although we believe that all of the inventions claimed in these applications are patentable based on the prior art known to us, the outcome of the patent application process cannot be predicted with certainty.

See "Business -Prior Corporate History" for further details regarding our past products and product initiatives.

COMPETITION

We currently compete, directly or indirectly, with the following products and representative firms:

    o EQUIVOCAL, NON-INSTRUMENT-BASED, SINGLE-USE, DISPOSABLE TOTAL CHOLESTEROL SCREENING TESTS. These inexpensive screening tests, which are marketed to consumers and medical professionals, employ very basic color metric technology. An individual, usually without any significant advance preparation such as fasting, deposits one or more drops of blood onto a test card, waits several minutes and then visually interprets the resulting color card reaction to an accompanying table that broadly converts various color shades into approximate levels of total cholesterol. If an elevated total cholesterol level is indicated, the accompanying instructions typically advise the individual to timely consult a medical doctor.

    o QUANTITATIVE, INSTRUMENT-BASED, REUSABLE DIAGNOSTIC MEASURING DEVICES. These diagnostic measuring devices vary widely as to their scope, capabilities and ease-of-use and are marketed to either consumers or medical professionals. Prices range from approximately one hundred dollars for basic cholesterol monitors, such as ours, to several thousand dollars for more sophisticated devices, such as bench-top analyzers for high-volume laboratories. Basic devices typically require little or no advance preparation (e.g. fasting, etc.) and utilize a single blood drop deposited onto a disposable, single-use, dry chemistry test strip that is formulated for the specific blood component being measured. Certain devices, such as ours, are currently dedicated to measuring a single blood component while others are capable of measuring a number of individual blood components through separately conducted tests. More sophisticated devices typically require prior fasting and utilize a vile of blood deposited into a test cassette for the simultaneous measurement of multiple blood components. All such devices are designed and engineered to provide clinically accurate quantified measurements within several minutes. Firms marketing basic devices would include, but not necessary are limited to, us and Polymer Technology Systems, Inc. (Polymer). We have instituted a patent infringement suit against Polymer that is described elsewhere in this prospectus. Firms marketing more sophisticated devices would include, but not necessary are limited to, Cholestech Corp.

We continue to emphasize the procurement of shelf space among national and regional drug and pharmacy-featuring grocery store chains. To a significantly lesser extent, we seek a retail presence with specialty catalog and Internet-based direct marketers and independent pharmacies. Over the longer term, we aspire to add high-volume, mass-merchandising retail chains.

Within the consumer retail store chains and specialty catalog-based direct marketers that currently carry our cholesterol monitor, we have experienced some indirect competition from screening tests, but little, if any, direct competition from measuring devices. With respect to consumer retail store chains that currently do not carry our cholesterol monitor and with which we aspire to ultimately establish a vendor relationship, the competitive presence appears at this time to be substantially the same. In the internet-based, e-commerce marketplace, we have continued to primarily note the direct competitive presence of Polymer's devices.

Based on our current knowledge of potentially competitive products in the consumer marketplace, Polymer's the CardioChek Analyzer is our primary competitor. The CardioCheck Analyzer is capable of simultaneous measuring, and providing individually quantified measures of, total cholesterol, HDL cholesterol, LDL cholesterol and triglycerides from a single drop of blood deposited onto a lipid-panel. Polymer additionally represents that its CardioChek Analyzer contains updated analysis software, that is upgradeable to support future dry-chemistry test strips under development, is more user-friendly to operate, and is more trouble-free, including being more tolerant of operator errors. The CardioChek appears to have a suggested retail price of $169.95.

We believe that our primary competitive advantage at this time is the retail shelf space presence that we have obtained with certain leading national drug and pharmacy-featuring grocery store chains. We believe, although there can be no assurance of such, that these retailers will be reluctant for the foreseeable future to carry a directly competing device given that the market for consumer cholesterol devices is still in its early formative stages. From a device standpoint, we currently believe that the primary competitive advantages of our cholesterol monitor at this time, as compared to Polymer's devices, are that, for an individual who is merely concerned with obtaining a clinically accurate quantified measurement of their total cholesterol level, it has a lower suggested retail price, often being promoted by certain of our more prominent existing retail chain customers below the psychological important one hundred dollar price point, and has superior historical test storage capabilities. However, to the extent that an individual is interested in additionally obtaining quantified measurements of total cholesterol's sub-components or other blood components, we currently are at a technological disadvantage.

Many of the firms that we currently directly or indirectly compete against in the consumer marketplace have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations, than we do. As such, there can be no assurance that we will be able to maintain our competitive position in the future.

GOVERNMENTAL REGULATORY ENVIRONMENT
Our developing and marketing of total cholesterol monitoring devices subjects us to the oversight of the United States Food and Drug Administration (FDA) and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacturing, distribution and promotion of "medical devices" in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our cholesterol monitor, are considered a subcategory of "medical devices." The same regulations apply to consumer diagnostic medical devices as apply to professional diagnostic medical devices.

There are two primary routes by which to bring a medical device to market in the
U.S.: the Pre-Market Approval Application and the 510(k) Pre-Market Notification. The Pre-Market Approval Application requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding as to whether a device is safe and effective for its designated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that the device is substantially equivalent to an approved device already in commercial distribution. Generally, the clearance process can require extended periods of testing, both prior to and after submissions to the FDA. FDA review of submissions by a company can entail significant amounts of time and money. There can be no assurance that the FDA or any similar governmental regulatory agency abroad will grant market clearance for any particular medical device.

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

The FDA also requires the integration of their quality system into any facility it registers as a "medical device facility". The quality system requirement encompasses product development and manufacturing, customer service, incident reporting and labeling control. Our facilities, as well as the applicable facilities of Servatron, Opto Circuits and Roche, are registered with the FDA and meet the quality system requirements.

In October 1998, we received the FDA's order of "substantial equivalence" to Boehringer Mannheim's Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution and received market clearance of our professional cholesterol monitor.

In February 1999, the Centers for Disease Control and Prevention, or CDC, granted our professional monitor for adults a waiver from the requirements of the Clinical Lab Improvement Amendments of 1988, or CLIA. A waiver of the Amendments is granted by the CDC to products that meet strict ease-of-use, accuracy and precision guidelines. The significance of the Amendment-waiver was that it allowed us to market our professional monitor for adults to healthcare professionals in medical clinics, hospitals, pharmacies and other settings without meeting extensive CDC regulatory requirements.

In February 2000, we submitted 510(k) Notification for our consumer cholesterol monitor and received the FDA's market clearance for such device on July 25, 2000.

In March 2000, the American Medical Association granted a revision to their Conventional Procedural Code to include a total cholesterol finger stick test, regardless of the instrument type or sample collection. This revision was granted on the basis of our submission to the Association's Conventional Procedural Code Editorial Panel proving widespread use and medical utility. As a result, a total cholesterol test performed with our device is cleared for public and private health plan reimbursements under the Conventional Procedural Code coding system.

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

CORPORATE HISTORY

1989 Lifestream Development Partners was organized by two investors as a general partnership for the purpose of developing a total cholesterol measuring device.

June 1992         The principals of Lifestream Development Partners
                  organized Lifestream Diagnostics, Inc. as a Nevada corporation.

August 1992       Lifestream Development Partners transferred its net
                  assets to Lifestream Diagnostics in exchange for common shares.

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

September 1999    We acquired the remaining 80% ownership interest in
                  Secured Interactive by effectuating a merger whereby all of the remaining outstanding common shares of Secured Interactive were exchanged for shares of our common stock.

July 2000         We received the over-the-counter market clearance from
                  the FDA for our consumer cholesterol monitor thereby allowing us to proceed with related production and marketing.

October 2000      Our common shares began trading on the American Stock
                  Exchange under the ticker symbol "KFL."

October 2003      Our common shares ceased trading on the American Stock
                  Exchange and began trading on the Over-the-Counter Bulletin
                  Board under the symbol "LFTC".

December 2003     Following receipt of approval from our stockholders, we
                  increased the number of shares of common stock we are authorized to issue to 250 million shares.

April 2004        Following receipt of approval from our stockholders, we
                  increased the number of shares of common stock we are authorized to issue to 750 million shares.

AVAILABLE SEC FILINGS
Our annual, quarterly and other periodic filings with the SEC, including any amendments thereto, may be accessed, at no cost, directly through the SEC's web site at www.sec.gov. We also provide links to these filings, filings of ownership reports made by our officers, directors and principal shareholders, as well as copies of our press releases in the "Investors" section of our web site located www.lifestreamtech.com. The information found on our web site is not part of this Report or any other report we file with the SEC.

ITEM 2.  PROPERTIES

All of our operations continue to be located in modern leased premises within the Riverbend Commerce Park in Post Falls, Idaho, with the address of our administrative corporate offices being 510 Clearwater Loop, Suite 101, Post Falls, Idaho 83854. During fiscal 2003 we decreased the number of square feet leased from 19,019 to 13,856. We currently operate under two separate leases including 7,465 square feet of assembly, testing, packaging, warehousing and shipping space, which expires October 31, 2004, and 6,391 of office space, which expires May 31, 2005. We believe that suitable alternative lease space is readily available to us at similar lease rates in proximity to our current location should such become necessary or desirable.

We currently believe that our current physical facilities will be sufficient, absent any unforeseen significant sales increase, to accommodate all of our business needs through at least fiscal 2005.

We currently do not have, nor do we anticipate making, any investments in real estate or related securities within the foreseeable future.

We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings
We, including our subsidiaries, are periodically involved in incidental litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

Our wholly owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Business - Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have asserted unspecified general damages.

The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003, ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and were assigned an appeal number of 03-1630. All briefs were timely filed, argument was heard on May 7, 2004, and the appeal was submitted for decision on that date. In August 2004, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for a new hearing.

Following the remand, the parties returned to settlement negotiations. Pursuant to these negotiations, the parties have now entered into a Letter of Intent requiring the parties to negotiate in good faith an agreement that would, among other things, resolve the litigation through a license under U.S. Patent No. 3,135,716. A final agreement has not yet been reached, and the litigation remains pending before the Idaho District Court.

Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Should the District Court not rule in our favor, we may be unsuccessful in collecting future royalties from parties utilizing this technology and as a result, may reduce the net realizable value requiring a write down of the patent on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2004, a special meeting of our stockholders was held, at which, stockholders authorized an increase in the number of shares of common stock we are authorized to issue from 250,000,000 to 750,000,000. On the March 4, 2004 record date for the meeting, there were 154,475,276 shares of common stock issued and outstanding. At the meeting, holders of 108,649,129 shares of common stock were present, in person or by proxy. Of the shares present, 104,064,854 shares were voted in favor of the increase in authorized shares, 4,327,267 shares were voted against the increase and 257,008 shares abstained.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY
Since October 31, 2003, our common shares have been traded on the Over-the-Counter Bulletin Board under the symbol "LFTC". From October 10, 2000 until October 30, 2003, our common shares were traded on the American Stock Exchange under the ticker symbol "KFL". As of June 30, 2004, we had approximately 7,000 stockholders of record.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock as reported by the AMEX and, commencing October 31, 2003, by the Over-the-Counter Bulletin Board.

                                                     HIGH              LOW
Fiscal 2004:
         First Quarter.........................      $0.26             $0.13
         Second Quarter........................      $0.18             $0.10
         Third Quarter.........................      $0.13             $0.05
         Fourth Quarter........................      $0.05             $0.03

Fiscal 2003:
         First Quarter.........................      $0.85             $0.34
         Second Quarter........................      $0.35             $0.10
         Third Quarter.........................      $0.25             $0.11
         Fourth Quarter........................      $0.31             $0.10

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

RECENT SALES OF UNREGISTERED SECURITIES
In reliance upon the registration exemption provisions of Section 4(2) of the Securites Act of 1933, as amended, and the rules and regulations thereunder, we issued the following securities during our fiscal quarter ended June 30, 2004. In each of these transactions, the investor(s) (a) had access to business and financial information about us, (b) was an accredited investor and/or had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. Unless otherwise noted, no placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid.

During our fiscal 2004 fourth quarter we issued 18,000,000 shares of our common stock to two institutional investors upon their conversion of convertible notes with a principal face amount of $900,000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  (CONTINUED)

In May 2004, we issued 350,000 shares to a consultant, our former Chief Financial Officer.

In May 2004, we issued a convertible promissory note to Capital South Financial Services in the amount of $71,700 in satisfaction of the balance owed for the annual renewal fee on our note payable with them. Upon conversion of this promissory note in June 2004, we issued 1,593,333 shares of our common stock.

In June 2004 we issued 1,923,077 shares of common stock to an institutional investor upon exercise of 1,923,077 common stock purchase warrants resulting in approximately $92,000 (net of a $3,846 warrant exchange fee paid to the placement agent of the private placement offering in which these warrants were originally issued).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information relating to equity compensation as of June 30, 2004:

                                                                                                 Number of Securities
                                                                                                Remaining Available for
                                  Number of Securities to           Weighted-average            Future Issuance Under
                                  Be Issued Upon Exercise           Exercise Price of          Equity Compensation Plan
                                  of Outstanding Options,          Outstanding Options,          (excluding securities
                                    Warrants and Rights            Warrants and Rights          reflected in column a)
                                 --------------------------      -------------------------     ------------------------
    Equity Compensation Plans Approved by Security Holders:
    o   1998 Employee Stock
        Option Plan                        949,195                         $2.31                      1,050,805
    o   2002 Employee Stock
        Option Plan                             --                            --                      2,000,000
                                        ----------                         -----                     ----------
                                           949,195                         $2.31                      3,050,805

    Equity Compensation Plans Not Approved by Security Holders:
    o   2004 Stock
        Compensation Plan                9,138,427(2)                      $0.03                      8,098,030
    o   Other (1)                        3,906,612                         $1.68                             --
                                        ----------                         -----                     ----------
    Total                               13,994,234                         $0.65                     11,148,835
                                        ==========                         =====                     ==========

----------
    (1) Comprised of options granted and/or restricted stock and warrants issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

    (2) Does not include 7,763,543 shares of common stock issued as stock awards under the 2004 Stock Compensation Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
We market a proprietary over-the-counter, total cholesterol monitoring device for at-home use by both health-conscious and at-risk consumers ("our cholesterol monitor"). Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

Our revenue is derived from the sale of our cholesterol monitors, as well as sales of the dry-chemistry test strips utilized in performing a total cholesterol test with our cholesterol monitors. Our current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies.

During fiscal 2004 we were successful in the following areas:
    o Raised a portion of the funds necessary to begin our test advertising campaign, primarily targeted radio advertising on the Rush Limbaugh and Dr. Laura radio talk shows. Over $1.3 million was expended on advertising campaigns during fiscal 2004,
    o Continued to increase our major retail distribution channels to over 20,000 retail locations,
    o Began marketing and selling our products on a test basis on a major television shopping network. This sales venue has proven to be successful and we continue to pursue an opportunity to appear on this program more frequently during fiscal 2005,
    o Implemented a point of sale marketing campaign at a significant retail customer whereby customers filling a prescription for cholesterol lowering drugs receive information regarding our products,
    o Continued to monitor and remain active in discussions regarding FDA clearance for statin drugs to be sold over the counter, as well as, the government's status on medicare reimbursement of cholesterol testing,
    o Continued to lower the cost of our cholesterol monitors in an effort to improve gross margins and reduce our general and administrative expenses, and
    o Received approval from the FDA to incorporate our new Health Risk Analysis technology into our cholesterol monitors.

The above accomplishments during 2004 were offset by three significant events:
    o In our continuing need for additional capital until our sales are able to support our operating expenses, we closed two separate private financings. Both financings were in the form of convertible debentures and a substantial portion of these debentures were converted into common stock during fiscal 2004. These events, as well as others, caused dilution of our common shares outstanding and a decline in the market price of our common stock. We continue to require additional financing as we continue to build awareness of our products and increase our distribution channels. We have been unable to obtain traditional financing with long-term investors that would not immediately further dilute the outstanding shares and price of our common stock.
    o Because we were historically required to purchase our dry-chemistry test strips in larger quantities than currently required, and because our advertising campaign was not as successful as originally anticipated, we had a significantly larger quantity of strips that expired before being sold, or were returned by retailers due to their expiration. This resulted in the obsolescence of these expiring strips, as well as an increase in the returns allowance during fiscal 2004. As of June 30, 2004, there are no longer any strips with a short expiration remaining in inventory and we have negotiated with our vendor to order these test strips in smaller quantities.
    o The initial order from a new major retail customer required us to provide approximately $201,000 of inventory at no cost to the retailer. The $201,000 was included as a component of our cost of goods sold with no offsetting revenue.

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN
We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits at June 30, 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, that expressed substantial doubt regarding our ability to continue as a going concern.

In order to address our ability to continue as a going concern, we have initiated or completed the following financing activities:
    o On September 13, 2003, we completed a private placement offering of $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds;
    o On February 19, 2004, we completed an additional private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds;
    o On March 1, 2004, we received $100,000 in net proceeds from the issuance of an unsecured convertible debenture in the principal amount of $122,000;
    o On April 28, 2004, our shareholders elected to increase our authorized common shares to 750 million shares for use in future financing transactions; and
    o During the second half of fiscal 2004, we received approximately $327,000 in proceeds from the exercise of warrants issued in connection with prior financings.

With respect to our sales, gross margins and operating expenses, we have:
    o Continued to reduce the cost of our current cholesterol monitor and expect to realize improved gross margins;
    o Depleted the remaining inventory of our higher-cost, predecessor device during fiscal 2004;
    o Continued negotiations with a major retailer, as well as smaller retailers, to sell our cholesterol monitor;
    o Developed a continuing education program to be implemented during fiscal 2005 first quarter to broaden awareness and educate pharmacists on the benefits of our product;
    o Developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;
    o Continued to conduct the radio advertising marketing activities we began in October 2003, primarily targeted radio advertising;
    o Continued to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing;
    o    Continued to operate with a core staff of only 19 employees; and
    o Continued to implement cost-cutting measures to reduce administrative, research and development costs.

We will continue to require additional financing to fund our longer-term operating needs, including continuing marketing activities to build broad public awareness of our cholesterol monitor. The amount of additional funding needed to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow is highly dependent upon our ability to continue conducting marketing activities and the success of these campaigns on increasing awareness to consumers and pharmacists.

Should we be unsuccessful in any of the initiatives or matters discussed above, our business, and, as a result, our consolidated financial position, results of operations and cash flow will likely be materially adversely impacted, the effects from which we may not recover. See the balance of "Management's Discussion and Analysis," and particularly, "Risks and Uncertainties" for further details.

CONSOLIDATED RESULTS OF OPERATIONS
Our consolidated net sales for the fiscal year ended June 30, 2004 ("fiscal 2004") were $2,603,257, a decrease of $1,633,396, or 38.6%, as compared to
$4,236,653 for the fiscal year ended June 30, 2003 ("Fiscal 2003"). We primarily attribute the decrease in our consolidated net sales for fiscal 2004 as compared to fiscal 2003 to approximately $1,550,000 in revenue recognized on initial orders from two prominent national drug store chains. The remaining decrease is due to increased sales returns for test strips sold with a short-term expiration date.

We realized a consolidated gross loss of $95,416 for fiscal 2004, a decrease of $815,242, or 113.3%, as compared to a consolidated gross profit of $719,826 for fiscal 2003. Our resulting consolidated gross margin was (3.7%) for fiscal 2004, as compared to 17.0% for fiscal 2003. We primarily attribute the significant decrease in our gross margins to increased sales returns allowance for sales of test strips with a short expiration date, obsolete inventory for test strips with a short-term expiration date, increased royalty expense related to our dry chemistry test strips due to the current negotiations with our principal vendor of these test strips as discussed in Item 1 - "Principal Vendors and Related Assembly, Packaging and Distribution Operations", and an initial order for a major new retailer during the fourth quarter of fiscal 2004. This initial order required us to provide approximately $201,000 of inventory at no cost to the major retailer. As a result, the $201,000 was included as a component of our cost of goods sold in accordance with United States generally accepted accounting principles. The increase in obsolete inventory is due to our decision to suspend sales of test strips expiring in May and September 2004 due to the short term in which our consumers would be able to utilize the test strips. This resulted in the obsolescence of all remaining test strips with May and September 2004 expiration dates. To a lesser extent, we attribute the decrease in gross margins to the adverse impacts of offering pricing discounts and incentives to certain retailers to deplete inventory supplies of our first-generation consumer monitor.

Our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. If we are unsuccessful in our efforts to timely procure equity or debt financing sufficient to continue to fund these marketing activities during fiscal 2005, the likelihood of us achieving broad market awareness and acceptance of our consumer monitors will be remote.

Our consolidated total operating expenses were $5,269,057 (inclusive of $769,757 in non-cash charges) for fiscal 2004, an increase of $267,754, or 5.4%, from the $5,001,303 (inclusive of $624,542 in non-cash charges) incurred during fiscal 2003. As further detailed below, the increase in operating expenses for our fiscal 2004 is due to increased marketing costs related to the radio marketing campaign beginning in October 2003 and continuing throughout the remainder of fiscal 2004.

Our consolidated sales and marketing expenses were $2,142,092 for fiscal 2004, an increase of $1,138,549, or 113.5%, from the $1,003,543 incurred during fiscal 2003. The increase is primarily attributable to the launch of our radio advertising campaign in October 2003, which continued throughout the fiscal 2004 fourth quarter. This substantial increase is offset by a decrease in salaries expense due to staffing reductions, commissions due to decreased sales and curtailed travel to, and participation in, trade shows.

Our consolidated general and administrative ("G&A") expenses were $2,672,043 (inclusive of $372,345 in non-cash charges) for fiscal 2004, a decrease of $573,353, or 17.7%, from the $3,245,396 (inclusive of $182,110 in non-cash charges) incurred during fiscal 2003. This decrease is primarily attributable to a decrease of $562,412 in bad debt expense due to a recovery of $154,507 during fiscal 2004 versus a $407,905 expense during fiscal 2003. The decrease in bad debt expense is due to allowing for bad debt related to one significant retailer at June 30, 2003, a portion of which was recovered in fiscal 2004. The remaining decrease in G&A expenses is due to lower professional service costs due to the previous completion, contraction or discontinuance of non-critical consulting arrangements. Slightly offsetting the preceding were increased costs for Board of Directors which had not previously been compensated, increased investor relation costs incurred in connection with two additional shareholders' meetings related to the increase in our authorized common shares during fiscal 2004, and increased insurance costs.

Our product research and development expenses were $57,510 for fiscal 2004, a decrease of $239,453, or 80.6%, from the $296,963 incurred during fiscal 2003. This decrease primarily was attributable to reductions in salaries, benefits, and product design costs as the development of our cholesterol monitor was substantially completed by the end of our fiscal 2003 second quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $309,656 for fiscal 2004, a decrease of $132,776, or 30.0%, from the $442,432 incurred during fiscal 2003. This decrease is primarily attributable to certain equipment that became fully depreciated during fiscal 2003 and 2004. Our planned capital expenditures are minimal and we believe that our fiscal 2005 depreciation and amortization expense will materially approximate that which we incurred during fiscal 2004. However, we are currently a party to a lawsuit in which we allege willful patent infringement. Should the District Court not rule in our favor or we are unable to successfully negotiate a settlement including royalties to be received, we would be required to impair our patent, and as such, we would write down the patent to its net realizable value through a charge to amortization expense. See "Legal Contingencies" for further details.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor cholesterol monitor during the fiscal 2004 first quarter as compared to a $12,969 loss on disposal of equipment incurred during fiscal 2003.

Our resulting loss from operations for fiscal 2004 was $5,364,473, an increase of $1,082,996, or 25.3%, from the $4,281,477 incurred during fiscal 2003.

Our non-operating income and expenses primarily consist of amortization of convertible debt discount, interest and financing expenses. Our net non-operating expenses for fiscal 2004 were $9,043,084 (inclusive of $8,870,490 in non-cash charges), an increase of $5,217,616, or 136.4%, from net non-operating expenses of $3,825,468 (inclusive of $2,863,664 in non-cash charges) in fiscal 2003. The net increase realized during fiscal 2004 primarily was attributable to increased amortization of convertible debt discount of $4,095,072. The increased amortization of convertible debt discount is due to the conversion of $5,480,624 of convertible debentures during fiscal 2004. The remaining increase in non-operating income and expense is due to $1,728,889 of expense related to a beneficial conversion feature recognized as a result of issuing convertible debt at a discount from the stated conversion rate and an increase of $466,002 in amortization of deferred financing costs related to two significant private placements funded during fiscal 2004. These decreases were offset by an increase in other income of $250,000 received for granting an unrelated third party an option to purchase an unutilized technology patent. The option expired unexercised during the first quarter of 2004 resulting in the Company recognizing the funds received as non-operating income.

Primarily as a result of the foregoing, we incurred a net loss of $14,407,557 ($0.11 per basic and diluted share) in fiscal 2004 as compared to a net loss of $8,106,945 ($0.24 per basic and diluted share) in fiscal 2003.

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

As more extensively discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," we have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we had significant working capital and stockholders' deficits at June 30, 2004 and 2003. In recognition of such, our independent registered public accountants have included an explanatory paragraph in their report on our accompanying consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, that expresses substantial doubt regarding our ability to continue as a going concern. It must be noted that any inability by us to timely procure the balance of the significant long-term financing we currently seek will likely have material adverse consequences on our business, and, as a result, on our consolidated financial condition, results of operations and cash flows.

Consolidated Cash and Cash Equivalents and Working Capital Deficiency
Our unrestricted cash and cash equivalents decreased by $779,930 to $590,196 at June 30, 2004 as compared with $1,370,126 at June 30, 2003. Our working capital deficiency remained comparable at $940,698 and $947,111 at June 30, 2004 and 2003, respectively.

Revolving Credit Facility and Recent Restructuring
Effective May 1, 2003, we restructured our then expiring revolving credit facility agreement with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrued interest at 15% and was repaid on March 31, 2004, through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. On March 31, 2004, the financial institution became entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to us upon our full repayment of the term loan. As of June 30, 2004, $25,293 had been retained and was being held in an escrow account. The term loan is secured and collateralized by our cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. Any principal and accrued interest balances remaining on the term loan will be due and payable as a lump sum on April 1, 2005. The remaining term loan may be prepaid at any time, without penalty, at our option. In consideration for extending the above loans, we agreed to pay the financial institution an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of our common stock. During fiscal 2004, we issued 2,593,333 shares of common stock as partial payment of the annual fee for the May 1, 2004 through April 30, 2005 period and a balance of approximately $24,500 remains payable at June 30, 2004.

Currently Outstanding Convertible Debt Obligations
From June 2001 through November 2001, we issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at June 30, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at June 30, 2004), (ii) are currently convertible at the option of the holders into common stock at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

September 2003 Issuances
On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $199,376 at June 30, 2004, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the our option in either cash or authorized and unissued shares of our common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. Holders may not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. A registration statement filed with the

United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

On January 13, 2004, we entered into an exchange agreement with each holder of our convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders could not convert their debentures to the extent that conversion would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 we recognized approximately $1,489,000 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense approximately $2,668,000 of previously existing debt discount related to the convertibles debentures issued in September 2003.

The remaining principal balance from the September issuance of $199,376 at June 30, 2004 was subsequently converted during the first quarter of fiscal 2005, resulting in no further convertible debenture principal or interest related to the September 2003 issuance outstanding as of this date.

February 2004 Issuances
On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. After conversions during fiscal 2004, these debentures have an aggregate principal face amount of $1,997,000 at June 30, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share (66% of the average of the five consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any particants' beneficial ownership of 4.9% or more of our then outstanding common shares.

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

Investors in the February 19, 2004, financing were granted the option to purchase a pro-rata portion of up to an additional $1,220,000 in convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. This option expires on October 28, 2004 and as of the date of this filing had not yet been exercised.

The agreements entered into in connection with the February 19, 2004 transaction requires that we obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to through June 10, 2005.

March 2004 Issuance
In March 2004, we issued an unsecured convertible debenture in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at June 30, 2004.

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances, the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $3,332,415 and $2,883,918 at June 30, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual  Obligations
The following table sets forth our contractual obligations as of June 30, 2004:

         Contractual Obligations                                 Payments Due by Period
------------------------------------------     ----------------------------------------------------------
                                                Less than                           3-5       More than
                                   Total         1 year          1-3 Years         Years       5 Years
                                ----------     ----------        ----------        ----     -------------
Long Term Debt (1)              $7,205,407     $1,169,031        $6,036,376(2)     $ --     $          --
Capital Lease Obligations           36,784         30,612             6,172          --                --
Operating Lease Obligations         72,746         69,026             3,348         372                --
Purchase Obligations               864,248        864,248(3)             --          --                --
                                ----------     ----------        ----------        ----     -------------
Total                           $8,179,185     $2,132,917        $6,045,896        $372     $          --
                                ==========     ==========        ==========        ====     =============

----------
(1)  Amounts do not include interest to be paid.
(2) Consists of convertible debentures that are convertible into shares of common stock at the option of the debenture holder at conversion rates ranging from $0.05 to $0.10.
(3) Consists of purchase commitments made under a contract for our targeted radio advertising campaign. Although we are contractually obligated to continue the radio advertising campaign through January 7, 2005, due to cash flow constraints we ceased placing media ads in mid-September 2004. Unless the advertising agent is able to find substitute sponsors for our committed advertising spot times, we may be required to pay for the remaining contractual obligation of $864,248.

Consolidated Cash Flows
Our operating activities utilized $5,362,412 in cash and cash equivalents during fiscal 2004, an increase of $3,152,256, or 142.6%, from the $2,210,156 in cash and cash equivalents consumed during fiscal 2003. On a comparative fiscal period-to-period basis, our substantially higher utilization primarily reflects the $6,300,612 increase in our net loss as well as the utilization of cash to decrease accounts payable by $1,232,831 during fiscal 2004 compared to a positive cash flow from the increase in accounts payable of $802,345 during fiscal 2003. The substantial decrease in accounts payable is due to utilization of funds received from financing activities to pay trade creditors. To a lesser extent, the increased utilization is due to decreased deferred income and increased prepaid expenses resulting from prepayments made on an advertising contract and inventory. Partially offsetting these negative cash flow effects were the positive cash flow effects of a larger portion of our net loss being comprised of non-cash items in fiscal 2004 as compared to fiscal 2003. The increased utilization is also offset by the decrease in inventory balances and increase in accrued liabilities at June 30, 2004.

Our investing activities utilized $6,149 in cash and cash equivalents during fiscal 2004, a decrease of $10,258, or 62.5%, from the $16,407 in cash and cash equivalents utilized during fiscal 2003. Our decreased utilization is attributable to lower capital expenditures as a result of continued cost-cutting measures implemented to decrease cash outflows.

Our financing activities provided $4,588,631 in cash and cash equivalents during fiscal 2004, an increase of $1,581,796, or 52.6%, from the $3,006,835 in cash and cash equivalents provided by financing activities during fiscal 2003. Our fiscal 2004 increase reflects the receipt of $5,244,592 net cash proceeds received from the issuance of convertible debentures and $326,923 proceeds received from our issuance of stock upon exercise of warrants. These cash inflows were offset by increased principal payments on our outstanding capital lease obligations and notes payable. In contrast, our fiscal 2003 reflected principal payments on outstanding convertible debentures and other debt, being offset by the cash inflow from sales of common stock and the redemption of a previously restricted certificate of deposit.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $779,930 to $590,196 at June 30, 2004 as compared with $1,370,126 at June 30, 2003.

Planned Capital Expenditures
We have no significant planned capital expenditures for fiscal 2005.

OTHER MATTERS

Seasonal and Inflationary Influences
We have historically experienced certain seasonal sales influences consistent with our initial expectations. In particular, we had expected, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 would slightly benefit from increased orders by retailers for the holiday shopping season. This trend was not reflected in the current fiscal year and we remain uncertain as to whether this seasonality will continue in the future. To date, we have not been materially impacted by inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk
We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at June 30, 2004, we believe that the prime rate would have to significantly increase, in excess of a few hundred basis points, for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2005, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks and we have not used, nor do we contemplate using, any derivative financial instruments.

Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

    o Revenue Recognition. We generate revenue primarily from sales of our cholesterol monitors and dry-chemistry test strips utilized in our cholesterol monitors. We recognize a sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate an appropriate allowance for sales returns based on our relevent historical product experience and future expectations. In certain instances, shipments made to a retail customer may not transfer risk of ownership at the time of shipment, in which case, the revenue is not recognized until the time risks of ownership transfer, generally when the product is sold by the retailer to a consumer.

    o Sales Returns Allowance. We record an allowance for sales returns and for warranty repairs at the time revenue is recognized. Our estimates of an appropriate allowance for sales returns is based upon historical returns as a percentage of sales, as well as future expectations on returns of test strips based upon the length of time from their expiration date at the time of sale. Management reviews the adequacy of the allowance on a quarterly basis, however the nature of these estimates are inherently subjective causing actual results to vary from our estimated outcome, thereby requiring us to make future adjustments to our net sales and results of operations.

    o Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and those accounts that are past due beyond a certain date. Management reviews the adequacy of the allowance on a quarterly basis by reviewing the accounts receivable aging and considering the historical default rates of customers with past due receivables. Our estimates of an appropriate allowance for doubtful accounts are inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our accounts receivable and results of operations.

    o Inventory Obsolescence Allowance. Our inventories, which primarily consist of component parts and assembled cholesterol monitors, are stated at the lower of first-in, first-out cost or market. Obsolete inventory has historically consisted of component parts no longer utilized in the current model of our cholesterol monitor, as well as, expired dry-chemistry test strips or excess test strips with short-term expiration dates that will likely not be sold prior to expiration. Management considers the above factors in our quarterly review of the inventory obsolescence allowance. Our estimates of an appropriate inventory obsolescence allowance is inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our inventories and results of operations.

    o Impairment of Long-Lived Assets. Our long-lived assets consist primarily of various patents for technology utilized in our cholesterol monitors, as well as, currently unutilized technology for the measurement of cholesterol in its component parts. On a quarterly basis, we evaluate the value of our patents for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. Factors considered by management in its review of the value of patents include the status of current litigation surrounding our most significant patent, likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. Our estimates of an asset's related future cash flows are inherently subjective and actual results could vary from our estimated outcome, including expected outcomes of the current litigation surrounding our most significant patent. Should the courts not rule in our favor, we would most likely be required to reduce the valuation of this patent which could have a material impact on our consolidated financial statements.

Legal Contingencies
We, including our subsidiaries, are periodically involved in incidental litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

Our wholly owned subsidiary, Lifestream Diagnostics, Inc., is the plaintiff in patent infringement litigation, Civil Action No. CV00-300-N-MHW, against Polymer Technology Systems, Inc., et al, currently pending in the United States District Court for the District of Idaho. The patent-in-suit is Thakore, U.S. Patent No. 3,135,716 (see "Business - Intellectual Property Rights" for further details). We allege willful patent infringement and seek Polymer's immediate discontinuance of the HDL test strip technology currently utilized in their diagnostic device to which we claim ownership. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have asserted unspecified general damages. The Court conducted a "claim interpretation" hearing (also called a "Markman" hearing) January 29-30, 2003, and issued a Memorandum Decision on May 28, 2003, ruling against our assertion of patent infringement. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and were assigned an appeal number of 03-1630. All briefs were timely filed, argument was heard on May 7, 2004, and the appeal was submitted for decision on that date In August 2004, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for a new hearing.

Following the remand, the parties returned to settlement negotiations. Pursuant to these negotiations, the parties have now entered into a Letter of Intent requiring the parties to negotiate in good faith an agreement that would, among other things, resolve the litigation through a license under U.S. Patent No. 3,135,716. A final agreement has not yet been reached, and the litigation remains pending before the Idaho District Court.

Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Should the District Court not rule in our favor, we may be unsuccessful in collecting future royalties from parties utilizing this technology and as a result, may reduce the net realizable value requiring a write down of the patent on our consolidated financial statements.

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

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. Our significant working capital and stockholders' deficits as of June 30, 2004 and 2003, among other factors, resulted in our independent certified registered accountants modifying their audit report on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 to express substantial doubt regarding our ability to continue as a going concern. Although we have been successful in restructuring certain debt obligations as they have become due and in raising additional investment capital to fund certain immediate and near-term operating needs, we remain in need of substantial additional investment capital to fund our longer-term operating needs, including servicing of our remaining debt obligations and continued conducting of marketing activities we believe necessary to achieve meaningful sales growth.

IF WE CANNOT TIMELY SECURE NECESSARY FINANCING OR GENERATE SUBSTANTIAL REVENUE GROWTH, WE WILL LIKELY BE UNABLE TO FULFILL OUR OUTSTANDING OBLIGATIONS, INCLUDING DEBT SERVICE AND PURCHASE COMMITMENTS.

We have incurred substantial debt obligations and have entered into operating commitments, including a marketing contract in which we are contractually obligated to purchase a minimum number of radio advertising spots. Although we have been successful in restructuring certain debt obligations as they have become due and in raising additional investment capital to fund certain immediate and near-term operating needs, if we are unable to raise additional capital or generate substantial revenue growth, we will be unable to service our remaining debt obligations, marketing purchase obligations, and other commitments.

IF WE CANNOT TIMELY SECURE NECESSARY FINANCING, WE WILL BE UNABLE TO CONTINUE TO GROW OUR SALES, IN WHICH EVENT WE WILL LIKELY BE UNABLE TO SUPPORT OUR OPERATIONS.

We have realized limited sales revenues to date that we primarily attribute to our continuing inability to sustain funding the marketing activities we believe necessary to develop broad market awareness and acceptance of our total cholesterol monitors. Our inability to leverage our operating costs with sales has resulted in continuing significant operating and net losses, as well as negative operating cash flows. For the years ended June 30, 2004 and 2003, we incurred losses of $14,407,557 and $8,106,945, respectively. Our continuing losses adversely affect our ability to secure additional funding.

We continue to actively seek substantial investment capital to enable us to fully execute the balance of our business plan, that primarily being the conducting of those marketing activities we believe necessary to achieve meaningful sales growth. Our ability to effectively promote our monitors, support and sustain our existing retail relationships, cultivate, support and sustain additional retail relationships, and thereby realize meaningful sales growth, remains dependent upon our timely receipt of substantial additional investment capital. Absent meaningful sales growth, our ability to achieve net profitability and positive operating cash flow remains highly unlikely.

OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING STOCKHOLDERS AND MAY ADVERSELY AFFECT THE MARKET FOR OUR SHARES.

Our ongoing need for additional capital to sustain marketing activities and supplement the financing of our operations has required the issuance of a substantial amount of our common stock or debt convertible into our common stock. During fiscal 2004 and 2003, we issued a total of 88,447,096 and 67,926,593 common shares, respectively, which increased the number of common shares outstanding from 24,967,997 at July 1, 2002 to 181,341,686 at June 30, 2004. Also during fiscal 2004, the number of authorized shares of our common stock was increased from 250 million to 750 million.

We will require additional financing in the future to fund our business plans, including additional marketing efforts and inventory. To date, our success in attracting funding has required that we issue our common stock at a discount to market. We anticipate that future funding may require us to continue to issue shares at a discount, as a result of which, additional financing will cause further dilution to existing outstanding stockholders. Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for our shares and, consequently, the price investors may receive at the time of sale.

THE PRICE VOLATILITY FOR OUR COMMON STOCK AND THE LACK OF AN ACTIVE MARKET MAY ADVERSELY AFFECT THE ABILITY OF STOCKHOLDERS TO BUY AND SELL OUR SHARES.

Our common stock is currently listed and traded on the Over-the-Counter Bulletin Board. Our common stock has experienced, and continues to experience, significant volatility in its market price. Additionally, our common stock has experienced, and continues to experience, limited trading volume on any given market day. These factors may adversely affect both the liquidity and market price of our stock.

WE REMAIN DEPENDENT UPON KEY MANAGEMENT PERSONNEL AND IF WE ARE UNABLE TO RETAIN THEM, OUR OPERATIONS MAY SUFFER.

We believe that our future success currently remains dependent upon the knowledge, skills, services and vision of Christopher Maus, our Chairman of the Board of Directors, Chief Executive Officer and President, and to a lesser extent, Edward Siemens, our Chief Operating Officer. Our dependence upon these individuals has increased over our most recent fiscal year as a result of significant staff reductions we have made to reduce our operating costs. The significant staff reductions have resulted in substantial additional demands on our existing officers and staff. Despite our increased dependency on these individuals, they each agreed, effective April 2003, to prospective one-third reductions in their contractual salaries until we realized an improvement in our financial condition. Effective June 2, 2003, we restored one half of the pay cuts prospectively. In January and June 2004, the Board of Directors approved the issuance of common stock to these officers in lieu of cash payment for compensation lost as a result of these pay cuts. Our ability to retain these individuals remains uncertain and any loss or disablement of these individuals could have a material adverse effect on our business, and as a result, on our results of operations, liquidity and cash flows. There can also be no assurance that the proceeds we would receive under a $5,000,000 key man life insurance policy we maintain on Mr. Maus would sufficiently compensate us in the event of his unfortunate death. Our retention and possible recruitment of experienced and talented management will also be critical to our future success.

WE REMAIN DEPENDENT UPON ROCHE DIAGNOSTICS GMBH TO SUPPLY US WITH DRY-CHEMISTRY TEST STRIPS AND IF WE FAIL TO MEET MINIMUM PURCHASE REQUIREMENTS, ROCHE MAY DISCONTINUE ITS SUPPLY RELATIONSHIP WITH US.

We are party to a licensing and manufacturing agreement with Roche Diagnostics GmbH (Roche) of Mannheim, Germany. Our agreement with Roche currently grants us the exclusive right to market and distribute its proprietary test strips in the U.S. We are required to purchase our supply of dry-chemistry test strips utilized in our cholesterol monitors exclusively from Roche. The initial term of the agreement expires on December 31, 2004 and, absent default by either party, the agreement automatically renews for additional one-year terms unless either party gives 12 months written notice of termination. Neither party has given written notice of termination as of the date of the Report. Should we fail to meet our contractually mandated minimum purchase requirements, Roche may elect to discontinue its relationship with us or to impose price increases. As we did not meet the calendar 2002 minimum sales threshold set forth in the agreement, Roche began prospectively assessing us a 10% price surcharge in exchange for agreeing to maintain our U.S. exclusivity. This surcharge was based on our revised sales forecasts for the duration of the agreement. Should we fail to meet these sales forecasts, Roche may impose a more significant price surcharge on us as a condition to further maintaining our U.S. exclusivity. We believe that a suitable technological or economical alternative to Roche's dry chemistry test strips is available in the marketplace, however any disruption in our relationship with Roche could cause us to lose our U.S. exclusivity, which could have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

WE REMAIN DEPENDENT UPON ROCHE DIAGNOSTICS GMBH TO SUPPLY US WITH DRY-CHEMISTRY TEST STRIPS AND IF WE FAIL TO SUCCESSFULLY RESOLVE AN ONGOING DISPUTE OVER ROYALTY PAYMENTS RELATING TO PROPRIETARY OPTICS TECHNOLOGY, ROCHE MAY DISCONTINUE ITS SUPPLY RELATIONSHIP WITH US.

Our agreement with Roche licenses us its proprietary optics technology, which we utilized in our predecessor cholesterol monitor in exchange for an agreed-upon royalty per device sold. However, we recognized no royalty obligation on sales of our current consumer device, which we began selling in October 2002, as we viewed the re-engineered optics technology used in this device as being proprietary to us, and not Roche. In May 2003, Roche asserted in a letter to us that the subject optics technology was, in their opinion, still subject to royalties under our agreement. Given our dependency on Roche for its test strips and in order to avoid jeopardizing such relationship, we responded in July 2003 with a letter proposing a substantially lower royalty on each device sold. Negotiations are currently ongoing and we have recorded a liability in the amount we believe is necessary for full and final settlement of this matter based on the latest negotiations. We believe that any incremental royalty obligation resulting from these negotiations would not be material to our expected future consolidated financial statements, however if we are unable to successfully resolve this dispute with Roche, Roche may elect not to renew our license and supply agreement and we could lose our U.S. exclusivity, which could have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CONSUMER RETAIL CHAINS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND PROFITABILITY.

Significant portions of our sales to date have been, and continue to be, made through major consumer retail chains. We do not engage in long-term supply contracts with these major customers and it is therefore possible that any of our major customers could cease purchasing our products at any time. Any disruption in our relationships with one or more of these consumer retail chains, or any significant variance in the magnitude or the timing of orders from any one of these chains, may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

OUR CONTINUED RELIANCE ON LIMITED SERVICE PROVIDERS FOR THE OUTSOURCED ASSEMBLY OF OUR PRODUCTS LEAVES US VULNERABLE TO LATE PRODUCT DELIVERY.

We outsource the assembly of our total cholesterol monitors to Servatron Inc. and/or Opto Circuits (India) Limited. We engage these companies, on an as-needed basis, under free-standing purchase orders to assemble our total cholesterol monitors. Any disruption in our relationship with such assemblers would likely have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

OUR RELATIVE INEXPERIENCE WITH ADVERTISING MAY DELAY THE GROWTH OF MARKET AWARENESS AND PENETRATION FOR OUR CURRENT PRODUCT.

As more extensively discussed elsewhere in this 10-KSB, we need substantial additional advertising to promote our cholesterol monitor and yet, we, as a company, have had limited experience with advertising due to our limited financial resources. There can be no assurance that our future advertising initiatives will be successful in building the necessary broad market awareness for our cholesterol monitor.

IF WE ARE UNSUCCESSFUL IN PROTECTING OUR PATENTS, LICENSES, TRADEMARKS AND TECHNOLOGIES, OR IF WE INFRINGE UPON THE RIGHTS OF OTHERS, WE COULD INCREASE COMPETITION AND EXPOSE OURSELVES TO CLAIMS FOR DAMAGES.

Our future success remains dependent upon our ability to obtain, maintain and enforce our materially important patents, licenses and trademarks, particularly those critical to our product image and the various technologies employed in our products. Although we remain actively engaged in protecting all such material assets, both in the U.S. and abroad, there can be no assurance that these assets will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has ongoing commercial significance. It must also be noted that any related litigation will likely be costly and time-consuming and there can be no assurance of a favorable outcome. There can also be no assurance that our actions will not inadvertently infringe upon the proprietary rights of others, thereby subjecting us to remedial or punitive sanctions, or that we would be subsequently successful in procuring licensing rights on commercially reasonable terms. Any failure on our part to successfully protect these material assets, to avoid inadvertently infringing upon the proprietary rights of others, or to successfully obtain sought after patents, licenses or trademarks in the future, may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

IN THE EVENT OUR APPEAL OF AN ADVERSE PATENT DECISION IS NOT REVERSED, WE MAY LOSE PATENT PROTECTION AND POTENTIAL FUTURE ROYALTIES RELATING TO AN HDL TEST STRIP TECHNOLOGY TO WHICH WE CLAIM OWNERSHIP.

We are the plaintiff in patent infringement suit in which we allege that a third party is infringing upon technology that is the subject of a patent owned by our subsidiary. The patent in question is not used in our cholesterol monitor but is valuable technology to which our subsidiary claims ownership. On May 28, 2003, the Court issued a Memorandum Decision in which our claim of patent infringement was denied. Based on the Court's claim interpretation decision, the parties jointly requested entry of a judgment of non-infringement, a stay of the counterclaims, and a certification that the claim interpretation decision is ripe for appeal. The Court entered this order on August 21, 2003. We timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and were assigned an appeal number of 03-1630. All briefs were timely filed, argument was heard on May 7, 2004, and the appeal was submitted for decision on that date. In August 2004, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for a new hearing.

Following the remand, the parties returned to settlement negotiations. Pursuant to these negotiations, the parties have now entered into a Letter of Intent requiring the parties to negotiate in good faith an agreement that would, among other things, resolve the litigation through a license under U.S. Patent No. 3,135,716. A final agreement has not yet been reached, and the litigation remains pending before the Idaho District Court.

Although we believe that our claims are well founded in law and fact, and believe that the counterclaims and defenses alleged by the defendants are baseless, the outcome of this litigation cannot be predicted with certainty. Should the District Court not rule in our favor, we may be unsuccessful in collecting future royalties from parties utilizing this technology and as a result, may reduce the net realizable value requiring a write down of the patent on our consolidated financial statements.

WE EXPERIENCE COMPETITION FROM MANY PARTICIPANTS IN THE MEDICAL EQUIPMENT AND HOME TESTING MARKET AND OUR ABILITY TO COMPETE IN THE MARKETPLACE REMAINS UNCERTAIN.

We compete with firms that market inexpensive equivocal, non-instrument based, disposable cholesterol screening tests for the personal-use market as well as with firms that market more expensive quantitative, instrument-based, reusable diagnostic measuring devices, such as our cholesterol monitors, for the personal and professional-use markets. Equivocal, non-instrument-based, disposable cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a precise measurement of the individual's total cholesterol from a quantitative, instrument-based, diagnostic device. Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. As our total cholesterol monitors are intended by us to be directly used by individuals and primary-care physicians, they may also be viewed as indirectly competing with the traditional patronization of medical laboratories for blood analysis services. Many of our existing and potential competitors have substantially greater financial, technical and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Since the scope, capabilities, ease-of-use and price of screening tests and diagnostic devices vary widely, the perceptions and preferences of consumers and medical professionals may also vary widely. As such, there can be no assurance that our cholesterol monitors, as currently configured, packaged and marketed, will be able to successfully compete in the longer term with existing or future competing products or services.

GOVERNMENT REGULATION MAY DELAY OR PREVENT US FROM SUCCESSFULLY MARKETING OUR PRODUCTS.

We have previously obtained all federal and state regulatory clearances and approvals we believe applicable to our current line of total cholesterol monitors. However, many, if not all, of these clearances and approvals remain subject to continual review, particularly by the United States Food and Drug Administration. The subsequent claiming of jurisdiction by a federal or state regulatory agency to which we have not previously obtained regulatory clearances or approvals, or the subsequent discovery of an actual or perceived problem by us or a regulatory authority, could give rise to certain marketing restrictions or to a temporary or permanent withdrawal of one or more of our current products from the market. We also remain subject to regulatory oversight, particularly from the FDA, with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a "medical device facility". This quality system requirement encompasses product development and manufacturing, customer service, incident reporting and labeling control. Our assembly facilities, as well as the assembly facilities of our outsourced assemblers, are registered with the FDA. As such, these assembly facilities, and the production processes employed within them, remain subject to the FDA's quality system requirement and ongoing periodic audits by the FDA. While we believe that all of our current products, as well as all of our related marketing and assembly activities, including those of our assemblers, continue to comply in all material respects with all applicable federal and state regulations, such compliance is heavily subject to one's interpretation of the applicable regulations, which often can be difficult or ambiguous. Any failure by us or our agents to maintain material compliance with existing or future regulations will likely have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows. Additionally, while we do not envision the near-term submission of any potential future products for regulatory clearances or approvals, it must be noted that the process of obtaining regulatory clearances or approvals can be costly and time-consuming, and as such, there can be no assurance that any sought after regulatory clearances or approvals will be obtained. Also, while our marketing efforts for the foreseeable future will be primarily directed towards U.S. markets, we anticipate eventually pursuing overseas markets for which we understand regulatory clearances and approvals vary widely from country to country. Any longer-term failure by us to obtain sought after domestic or foreign regulatory clearances or approvals may have a material adverse impact on our longer-term business, and as a result, our results of operations, liquidity and cash flows.

ONGOING HEALTH CARE INITIATIVES MAY JEOPARDIZE THE DEMAND FOR OUR PRODUCTS, AS A RESULT OF WHICH, OUR REVENUES AND PROFITABILITY WILL SUFFER.

The uncertainty of health care reform may have a material impact upon our business. The income and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Any significant changes in the health care system could have a substantial impact over time on the manner in which we conduct our business and may have a material adverse impact on our business.

RECENT LEGISLATION DESIGNED TO PROTECT THE INTEGRITY AND CONFIDENTIALITY OF PATIENT MEDICAL RECORDS MAY INCREASE THE COSTS ASSOCIATED WITH DELIVERY OF OUR PRODUCTS AND, ACCORDINGLY, OUR PROFIT MARGINS MAY DECREASE.

Federal and state laws relating to confidentiality of patient medical records could limit the use of our product capability to store and utilize medical information. The Health Insurance Portability and Accountability Act of 1996, also known as HIPAA, mandates the adoption of national standards for transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. The U.S. Secretary of Health and Human Services has promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products will enable compliance with the regulations under HIPAA adopting standards for electronic healthcare transmissions. However, there can be no assurances that we will be able to comply with the regulations without altering our products and we may be required to incur additional expenses in order to comply with these requirements. Further, some state laws could restrict the ability to transfer patient information gathered from our product. Any such restrictions could decrease the value of our applications to our customers, which could have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

THE POLICIES AND PRACTICES OF THIRD-PARTY REIMBURSERS SUCH AS MEDICARE MAY DECREASE THE DEMAND FOR OUR PRODUCTS AND ADVERSELY IMPACT OUR BUSINESS.

By limiting the amount they are willing to reimburse for the purchase of a personal-use total cholesterol monitor or the obtaining of a total cholesterol test, third-party reimbursers, including Medicare, may adversely impact the prices and relative attractiveness of our total cholesterol monitors. Although we do not believe that the reimbursement policies of third-party reimbursers have had any significant adverse impact on us to date, any future changes in their policies or reimbursement rates may adversely impact our ability to maintain our suggested retail prices or diminish the attractiveness of our total cholesterol monitors. Although Congress has recently acted favorably towards providing preventive cholesterol screening tests by professionals for Medicare seniors, the new Medicare Reform Bill has not been finalized or passed by Congress. Furthermore, any failure by third-party reimbursers to embrace the benefits of total cholesterol monitors or to maintain their reimbursement rates may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

AS A MEDICAL DEVICE MANUFACTURER, WE ARE PRONE TO PRODUCT LIABILITY CLAIMS AND IF A CLAIM AGAINST US EXCEEDS THE LIMITS OF OUR INSURANCE COVERAGE OR COVERAGE IS OTHERWISE DENIED, WE MAY BE FACED WITH A JUDGMENT THAT COULD JEOPARDIZE OUR EXISTENCE.

The marketing of medical diagnostic devices, such as our total cholesterol monitors, subjects us to the risk of product liability claims. Although we follow certain quality assurance policies and procedures in the procuring of components and assembling of our total cholesterol monitors, these precautions may not insulate us from liability claims. Moreover, while we maintain product liability insurance, this insurance is expensive and is subject to various exclusions and limitations. There can be no assurance that our policies and procedures will prevent us from being subjected to product liability claims or that the scope and amount of our in force liability insurance coverage will be sufficient to prevent a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

OUR BUSINESS IS INFLUENCED BY GENERAL ECONOMIC CONDITIONS.

Potential purchasers of our cholesterol monitor may be discouraged by actual or perceived negative economic conditions which may corresponding have material adverse effects of on business, and, as a result, on our results of operations, liquidity and cash flows.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES                         PAGE
                                                                        ----

Report of Independent Registered Public Accounting Firm................. 33
Consolidated Balance Sheets............................................. 34
Consolidated Statements of Loss......................................... 36
Consolidated Statements of Changes in Stockholders' Deficit............. 37
Consolidated Statements of Cash Flows................................... 38
Notes to Consolidated Financial Statements.............................. 40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Lifestream Technologies, Inc. and Subsidiaries
Post Falls, Idaho

We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of loss, changes in stockholders' deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestream Technologies, Inc. and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and a stockholders' deficit, including a substantial accumulated deficit, at June 30, 2004. The aforementioned factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ BDO Seidman, LLP

Spokane, Washington
August 16, 2004

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 2)

                                                                                        JUNE 30,
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Current assets:
   Cash and cash equivalents (Note 11) ....................................     $  590,196     $1,370,126
   Restricted cash held in escrow (Note 11) ...............................         25,293             --
   Accounts receivable, net of allowance for doubtful accounts of
     $298,398 and $453,645, respectively (Notes 4 and 11) .................        495,460        269,398
   Inventories, net (Notes 5 and 11) ......................................        749,304      1,612,590
   Prepaid expenses .......................................................        164,912         38,506
                                                                                ----------     ----------
Total current assets ......................................................      2,025,165      3,290,620
Property and equipment, net (Notes 6, 11 and 12) ..........................        339,207        647,527
Patent rights, net of accumulated amortization of $1,639,794 and $1,556,851
     Notes 11 and 17) .....................................................        480,002        562,945
Deferred financing costs (Note 13) ........................................        609,467        422,897
Note receivable - officer (Note 7) ........................................             --         38,728
Other .....................................................................        158,336        115,208
                                                                                ----------     ----------
Total assets ..............................................................     $3,612,177     $5,077,925
                                                                                ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       35
                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' DEFICIT (NOTE 2)

                                                                                              JUNE 30,
                                                                                   ------------------------------
                                                                                       2004              2003
                                                                                   ------------      ------------
Current liabilities:
   Accounts payable ..........................................................     $    940,889      $  2,173,720
   Accrued liabilities (Note 9) ..............................................          827,795           766,047
   Deferred income (Note 10) .................................................               --           250,000
   Current maturities of notes payable (Note 11) .............................        1,169,031           900,000
   Current maturities of capital lease obligations (Note 12) .................           28,148           147,964
                                                                                   ------------      ------------
Total current liabilities ....................................................        2,965,863         4,237,731
Note payable, less current maturities (Note 11) ..............................               --         1,069,932
Capital lease obligations, less current maturities (Note 12) .................            5,880            42,754
Convertible notes, principal face amounts of $6,036,376 and $5,270,000,
   respectively (Note 13) ....................................................        2,703,961         2,386,082
                                                                                   ------------      ------------
Total liabilities ............................................................        5,675,704         7,736,499

Commitments and contingencies (Notes 9, 11, 12, 13, 15, 16 and 17)

Stockholders' deficit (Notes 14 and 15):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
     or outstanding ..........................................................               --                --
   Common stock, $.001 par value; 750,000,000 and 100,000,000 shares authorized, respectively; 181,341,686 and 92,894,590 issued and
     outstanding, respectively ...............................................          181,342            92,895
   Additional paid-in capital ................................................       54,425,383        39,511,226
   Accumulated deficit .......................................................      (56,670,252)      (42,262,695)
                                                                                   ------------      ------------
Total stockholders' deficit ..................................................       (2,063,527)       (2,658,574)
                                                                                   ------------      ------------
Total liabilities and stockholders' deficit ..................................     $  3,612,177      $  5,077,925
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                      FISCAL YEAR        FISCAL YEAR
                                                                         ENDED              ENDED
                                                                     JUNE 30, 2004      JUNE 30, 2003
                                                                     -------------      -------------
Net sales ......................................................     $   2,603,257      $  4,236,653
Cost of sales ..................................................         2,698,673         3,516,827
                                                                     -------------      ------------
Gross profit (loss) ............................................           (95,416)          719,826
                                                                     -------------      ------------
Operating expenses:
     Sales and marketing .......................................         2,142,092         1,003,543
     General and administrative ................................         2,672,043         3,245,396
     Product research and development ..........................            57,510           296,963
     Depreciation and amortization .............................           309,656           442,432
     Loss on disposal of equipment .............................            87,756            12,969
                                                                     -------------      ------------
Total operating expense ........................................         5,269,057         5,001,303
                                                                     -------------      ------------
Loss from operations ...........................................        (5,364,473)       (4,281,477)
                                                                     -------------      ------------
Non-operating income (expense):
     Interest income ...........................................             8,476            17,624
     Amortization of convertible notes discount (Note 13) ......        (5,798,503)       (1,703,431)
     Interest and financing expenses (Notes 11 and 13) .........        (2,662,394)       (1,733,437)
     Amortization of deferred financing costs (Notes 11 and 13)           (815,838)         (349,835)
     Gain on unexercised option and purchase agreement (Note 10)           250,000                --
     Other, net ................................................           (24,825)          (56,389)
                                                                     -------------      ------------
Total non-operating expense, net ...............................        (9,043,084)       (3,825,468)
                                                                     -------------      ------------
Net loss .......................................................     $ (14,407,557)     $ (8,106,945)
                                                                     =============      ============

Net loss per common share - basic and diluted ..................     $       (0.11)     $      (0.24)
                                                                     =============      ============

Weighted average number of common shares outstanding -
   basic and diluted ...........................................       127,862,844        33,229,702
                                                                     =============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                  ADDITIONAL
                                                          COMMON STOCK              PAID-IN        ACCUMULATED
                                                       SHARES        AMOUNT         CAPITAL          DEFICIT            TOTAL
                                                    -----------     --------     ------------      ------------      ------------
Balances as of July 1, 2002 ...................      24,967,997     $ 24,968     $ 32,805,527      $(34,155,750)     $ (1,325,255)

Common stock issued for cash, net of issuance
   costs (Note 14) ............................      34,837,500       34,838        3,448,912                --         3,483,750

Common stock issued for services (Note 14) ....       4,567,140        4,567          468,397                --           472,964

Common stock issued upon conversion of
   convertible debt and accrued interest (Note
   14) ........................................      22,901,730       22,902        2,267,272                --         2,290,174

Common stock issued in settlement of a stock
   purchase agreement dispute (Note 14) .......       1,040,816        1,041           (1,041)               --                --

Retroactive issuance of additional note
   conversion shares to a principal shareholder
   (Note 14) ..................................       4,579,407        4,579          453,362                --           457,941

Compensatory stock options issued for services
   (Note 15) ..................................              --           --           68,797                --            68,797

Net loss ......................................              --           --               --        (8,106,945)       (8,106,945)
                                                    -----------     --------     ------------      ------------      ------------

Balances as of June 30, 2003 ..................      92,894,590       92,895       39,511,226       (42,262,695)       (2,658,574)

Common stock issued for services (Note 14) ....       1,505,844        1,506          204,981                --           206,487

Common stock issued for loan issuance costs
   (Note 11) ..................................       2,593,333        2,593          189,107                --           191,700

Common stock issued to employees for services
   (Note 14) ..................................         975,669          976          116,105                --           117,081

Common stock issued for cash upon conversion of
   warrants, net of issuance costs (Note 14) ..       6,538,461        6,538          320,385                --           326,923

Common stock issued upon conversion of
   convertible debt and accrued interest
    (Note 14) .................................      76,833,789       76,834        6,107,690                --         6,184,524

Beneficial conversion feature and fair value of
   warrants issued with the convertible debt
   (Notes 13 and 14) ..........................              --           --        7,975,889                --         7,975,889

Net loss ......................................              --           --               --       (14,407,557)      (14,407,557)
                                                    -----------     --------     ------------      ------------      ------------

Balances as of June 30, 2004 ..................     181,341,686     $181,342     $ 54,425,383      $(56,670,252)     $ (2,063,527)
                                                    ===========     ========     ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEAR       FISCAL YEAR
                                                                                  ENDED             ENDED
                                                                             JUNE 30, 2004     JUNE 30, 2003
                                                                             -------------     -------------
Cash flows from operating activities:
   Net loss ............................................................     $(14,407,557)     $(8,106,945)
   Non-cash items:
     Depreciation and amortization of property and equipment and patent
       and license rights ..............................................          309,656          442,432
     Amortization of convertible debt discount (Note 13) ...............        5,798,503        1,703,431
     Amortization of deferred financing costs (Notes 11 and 13) ........          815,838          349,835
     Provision for (recovery of) doubtful accounts .....................         (155,247)         407,905
     Increase (reduction) in inventory valuation allowance .............         (353,759)         315,734
     Bonus compensation applied to note receivable - officer (Note 7) ..           38,728               --
     Loss on disposal of equipment .....................................           87,756           12,969
     Retroactive issuance of additional note conversion shares to a
       principal shareholder as an inducement (Note 14) ................               --          457,941
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services (Note 14) ....................          323,568          296,922
     Beneficial conversion feature of convertible debt issued to related
       party (Note 13) .................................................        1,728,889               --
   Net changes in assets and liabilities:
     Accounts receivable ...............................................          (70,815)        (369,285)
     Inventories .......................................................        1,217,045          658,301
     Prepaid expenses ..................................................         (126,406)         107,607
     Accounts payable ..................................................       (1,232,831)         802,345
     Accrued liabilities ...............................................          765,648          461,075
     Deferred income (Note 10) .........................................         (250,000)         250,000
     Change in other non-current assets ................................          148,572             (423)
                                                                             ------------      -----------
Net cash used in operating activities ..................................       (5,362,412)      (2,210,156)
                                                                             ------------      -----------
Cash flows from investing activities:
   Capital expenditures ................................................           (6,149)         (16,407)
                                                                             ------------      -----------
Net cash used in investing activities ..................................           (6,149)         (16,407)
                                                                             ------------      -----------
Cash flows from financing activities:
   Proceeds from issuances of convertible notes, net (Note 13) .........        5,244,592               --
   Proceeds from sales of common stock  (Note 14) ......................          326,923        3,483,750
   Payments on capital lease obligations (Note 12) .....................         (156,690)         (42,527)
   Payments of borrowings under credit facility (Note 11) ..............               --         (251,086)
   Payments on notes payable (Note 11) .................................         (800,901)         (33,302)
   Payments on convertible notes (Note 13) .............................               --         (750,000)
   Restricted cash equivalent (Note 11) ................................          (25,293)         600,000
                                                                             ------------      -----------
Net cash provided by financing activities ..............................        4,588,631        3,006,835
                                                                             ------------      -----------
Net increase (decrease) in cash and cash equivalents ...................         (779,930)         780,272
Cash and cash equivalents at beginning of year .........................        1,370,126          589,854
                                                                             ------------      -----------
Cash and cash equivalents at end of year ...............................     $    590,196      $ 1,370,126
                                                                             ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEAR       FISCAL YEAR
                                                                                  ENDED             ENDED
                                                                             JUNE 30, 2004     JUNE 30, 2003
                                                                             -------------     -------------
Supplemental schedule of cash activities:
   Interest paid in in cash ............................................     $  264,277        $  459,398

Supplemental schedule of non-cash  financing activities:
   Discount on beneficial conversion feature and fair value of
     detachable stock warrants (Note 13) ...............................     $6,247,000        $       --
   Convertible notes and accrued interest converted to common
     stock (Note 14) ...................................................     $6,184,524        $2,290,174
   Issuance of common stock in exchange for financing costs
      (Notes 11 and 14) ................................................     $  191,700        $  807,941

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE
Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the "Company"), is a Nevada corporation headquartered in Post Falls, Idaho, and is a marketer of a proprietary cholesterol monitor for at-home use by health conscious consumers and at-risk medical patients. Through regular monitoring of one's total cholesterol level, an individual can continually assess their susceptibility to developing cardiovascular disease. Once diagnosed with an elevated total cholesterol level, regular at-home testing with one of our cholesterol monitors enables a patient to readily ascertain the benefits derived from diet modification, an exercise regimen and/or a drug therapy, thereby reinforcing their continuing compliance with an effective cholesterol-lowering program. The Company also markets and sells dry-chemistry test strips utilized with its cholesterol monitor for measuring total cholesterol.

The Company's current base of customers primarily consists of national and regional drug store chains, and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies throughout the United States.

2.    SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE
      AS A GOING CONCERN
The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2004. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, that expressed substantial doubt regarding the Company's ability to continue as a going concern.

In order to address the Company's ability to continue as a going concern, it has initiated or completed the following financing activities:
    o On September 13, 2003, the Company completed a private placement offering of $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds;
    o On February 19, 2004, the Company completed an additional private placement offering of $2,775,000 in unsecured convertible debentures from which it received $2,077,592 in net cash proceeds;
    o On March 1, 2004, the Company received $100,000 in net proceeds from the issuance of an unsecured convertible debenture in the principal amount of $122,000;
    o On April 28, 2004, the Company's shareholders elected to increase its authorized common shares to 750 million shares for use in future financing transactions; and
    o During the second half of fiscal 2004, the Company received approximately $327,000 in proceeds from the exercise of warrants issued in connection with prior financings.

With respect to the Company's sales, gross margins and operating expenses, it has:
    o Continued to reduce the cost of its current cholesterol monitor and expects to realize improved gross margins;
    o Depleted the remaining inventory of its higher-cost, predecessor device during fiscal 2004;
    o Continued negotiations with a major retailer, as well as smaller retailers, to sell its products;
    o Developed a continuing education program implemented in the first quarter of fiscal 2005 to broaden awareness and educate pharmacists on the benefits of the it's products;
    o Developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;
    o Continued to conduct marketing activities it began in October 2003, primarily targeted radio advertising;
    o Continued to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing;
    o    Continued to operate with a core staff of only 19 employees; and
    o Continued to implement cost-cutting measures to reduce administrative, research and development costs.

The Company will continue to require additional financing to fund its longer-term operating needs, including continuing marketing activities to build broad public awareness of its cholesterol monitor. The amount of additional funding needed to support the Company until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow is highly dependent upon the Company's ability to continue conducting marketing activities and the success of these campaigns on increasing awareness to consumers and pharmacists.

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

FISCAL YEAR-END
The Company's fiscal year-end is June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

INVENTORIES
Inventories, which primarily consist of component parts, dry-chemistry test strips, assembled devices and related supplies, are stated at the lower of first-in, first-out cost or market. The Company records an allowance for obsolete inventory based on a)specifically identified component parts the Company believes will no longer be utilized in its current model of cholesterol monitor and b) based upon specifically identified finished goods the Company believes will not be sold prior to its expiration date.

PATENT RIGHTS
Direct costs incurred in acquiring each patent right have been capitalized and are being subsequently amortized into operating results on a straight-line basis over seventeen years, such period being equal to both the statutory and estimated useful life of each respective patent. Management, on at least a quarterly basis, evaluates the patents for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. Factors considered in estimating future cash flows include the status of current litigation surrounding its most significant patent, the likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: production machinery and equipment - five years; technology hardware and software - three years; and office furniture and equipment - five years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual lives of the underlying capital leases.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values reported for cash equivalents, restricted cash equivalents, accounts receivable, accounts payable and accrued expenses materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The carrying values reported for non-current obligations materially approximated their respective fair values at each balance sheet date as the stated or discounted rates of interest reflected then prevailing market rates of interest.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE
The Company generates revenue primarily from sales of its cholesterol monitors and dry-chemistry test strips utilized in its cholesterol monitors. The Company recognizes a sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred to the customer, collection of the related receivable is reasonably assured, and the Company is able to reliably estimate an appropriate allowance for sales returns based on its relevent historical product experience and future expectations. In certain instances, shipments made to a retail customer may not transfer risk of ownership at the time of shipment, in which case, the revenue is not recognized until the time risks of ownership transfer, generally when the product is sold by the retailer to a consumer.

SALES RETURNS ALLOWANCE
The Company records an allowance for sales returns at the time revenue is recognized based upon historical returns as a percentage of sales, as well as future expectations on returns of test strips based upon the length of time from their expiration date at the time of sale.

MAJOR CUSTOMERS
Three customers individually accounted for approximately 21%, 12% and 10% of the Company's consolidated net sales for fiscal 2004 and approximately 37%, 13%, and 44% of accounts receivable, net at June 30, 2004, respectively. Two customers individually accounted for approximately 24% and 23% of the Company's consolidated net sales for fiscal 2003 and approximately 10% and 30% of accounts receivable, net at June 30, 2003, respectively.

ADVERTISING COSTS
The Company expenses all advertising costs as incurred. Consolidated sales and marketing expenses include advertising costs of $1,762,041 and $469,669 during fiscal 2004 and 2003, respectively.

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

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net losses presented below:

                                                          FISCAL YEARS ENDED
                                                     -----------------------------
                                                     JUNE 30, 2004     JUNE 30, 2003
                                                     -------------     -------------
Net loss, as reported ..........................     $(14,407,557)     $(8,106,945)

Add: SFAS No. 123 compensation expense..........         (878,387)      (1,609,790)
                                                     ------------      -----------

Pro forma net loss .............................     $(15,285,994)     $(9,716,735)
                                                     ============      ===========

Net loss per share:

    Basic and diluted  - as reported ...........     $      (0.11)     $     (0.24)
                                                     ============      ===========

    Basic and diluted - pro forma ..............     $      (0.12)     $     (0.29)
                                                     ============      ===========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       FISCAL YEARS ENDED
                                                 -------------------------------
                                                 JUNE 30, 2004     JUNE 30, 2003
                                                 -------------     -------------
Risk-free interest rate.....................          4.1%              4.3%

Expected volatility.........................        130.0%            123.9%

Expected life in years......................       5 - 10            2 - 10

Expected dividends..........................         None              None

The estimated fair values for stock options granted during 2003 ranged from $0.19 to $0.75. The estimated fair value for stock options granted during 2004 was $0.03.

NET LOSS PER SHARE
Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2004 and 2003, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 118,277,677 and 64,833,575 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock option, stock warrants and convertible debt were exercised or converted into common shares.

SEGMENT REPORTING
The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% of consolidated net sales in fiscal 2004 and 2003.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As the Company has not had, and continues not to have, any ownership in variable interest entities, the Company's adoption of FIN 46, as required on January 31, 2003, had no impact on its consolidated financial statements.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003, with no impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150, as required, on May 31, 2003, for financial instruments entered into or modified after such date, with no impact on its accompanying consolidated financial statements. The remaining provisions of SFAS No. 150 were effective beginning with the Company's fiscal 2004 first quarter ending September 30, 2003. The Company adopted these remaining provisions of SFAS No. 150, as required, with no impact on the consolidated financial statements.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
The following schedules set forth the activity in the Company's allowance for doubtful accounts receivable for the following periods:

                                                                                      FISCAL YEARS ENDED
                                                                                ----------------------------
                                                                                 JUNE 30,          JUNE 30,
                                                                                   2004              2003
                                                                                -----------      -----------
         Balance, beginning of year .......................................     $   453,645      $    91,188
         Additions to allowance ...........................................          40,189          427,617
         Deductions, net of recoveries ....................................        (195,436)         (65,160)
                                                                                -----------      -----------
         Balance, end of year .............................................     $   298,398      $   453,645
                                                                                ===========      ===========

5.    INVENTORIES, NET
Inventories, net, consist of the following:

                                                                                         JUNE 30,
                                                                                ----------------------------
                                                                                   2004              2003
                                                                                -----------      -----------
         Raw materials ....................................................     $   444,880      $ 1,203,877
         Work in process ..................................................          80,814           63,861
         Finished goods ...................................................         176,971          719,548
         Finished goods at retail locations ...............................          67,576               --
                                                                                -----------      -----------
                                                                                    770,241        1,987,286
         Less allowance for inventory obsolescence ........................         (20,937)        (374,696)
                                                                                -----------      -----------
         Inventories, net .................................................     $   749,304      $ 1,612,590
                                                                                ===========      ===========

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

                                                                                         JUNE 30,
                                                                                ----------------------------
                                                                                   2004              2003
                                                                                -----------      -----------
         Production machinery and equipment ...............................     $   687,735      $   889,545
         Technology hardware and software .................................         588,307          583,844
         Leasehold improvements ...........................................         368,495          368,495
         Office furniture and equipment ...................................         125,250          123,565
                                                                                -----------      -----------
                                                                                  1,769,787        1,965,449
         Less accumulated depreciation and amortization....................      (1,430,580)      (1,317,922)
                                                                                -----------      -----------
         Property and equipment, net ......................................     $   339,207      $   647,527
                                                                                ===========      ===========

7.    NOTE RECEIVABLE - OFFICER
Through fiscal 2001, the Company's Board of Directors periodically approved the advancement of funds to the Company's Chief Executive Officer. The underlying promissory note was unsecured, accrued interest at a stated interest rate of 8.75% per annum and required bi-weekly repayments of principal and interest through May 23, 2014.

Effective May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. The Board of Directors subsequently awarded in August 2003, the Company's Chief Executive Officer a $60,000 bonus for his fiscal 2002 performance with such bonus applied in its entirety against the outstanding note receivable balance.

On June 22, 2004 and August 29, 2003, the Board of Directors awarded the Company's Chief Executive Officer a bonus of $48,840 and $3,389 for his fiscal 2004 and 2003 performance. These bonuses were applied against the remaining outstanding principal and accrued interest of the note receivable.

8.    DEFERRED TAX ASSETS
The Company's deferred tax assets principally relate to (i) net operating loss carry-forwards that are available, within statutory annual limits, to offset future taxable income, if any, (ii) purchased software technology and (iii) compensatory stock options granted. These deferred tax assets, which approximated $17.9 million and $15.5 million at June 30, 2004 and 2003, respectively, were fully offset by valuation allowances for financial reporting purposes. At June 30, 2004, the Company had net operating loss carry-forwards of approximately $40.7 million that expire in calendar years 2006 through 2024.

9.    ACCRUED LIABILITIES Accrued liabilities consist of the following:

                                                                                      JUNE 30,
                                                                                ---------------------
                                                                                  2004         2003
                                                                                --------     --------
         Accrued royalties payable ........................................     $257,535     $104,104
         Accrued sales returns, including warranty obligations.............      238,064      103,947
         Accrued wages, benefits and related taxes ........................      184,784       79,672
         Accrued interest payable .........................................      138,759      472,413
         Accrued other ....................................................        8,653        5,911
                                                                                --------     --------
         Total accrued liabilities ........................................     $827,795     $766,047
                                                                                ========     ========

10.   OPTION AND PURCHASE AGREEMENT
Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a currently unutilized technology patent to which the Company claims ownership. The Company has reflected the $250,000 received as deferred income at June 30, 2003. As this option and purchase agreement subsequently expired unexercised on July 10, 2003, the Company recognized $250,000 as non-operating income during its fiscal 2004 first quarter.

11.   NOTE PAYABLE
Effective May 1, 2003, the Company renewed its then expiring revolving credit facility agreement with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrued interest at 15% and was repaid on March 31, 2004, through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. On March 31, 2004, the financial institution became entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to the Company upon its full repayment of the term loan. As of June 30, 2004, $25,293 had been retained and was being held in an escrow account. The term loan is secured and collateralized by the Company's cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. Any principal and accrued interest balances remaining on the term loan will be due and payable as a lump sum on April 1, 2005. The remaining term loan may be prepaid at any time, without penalty, at the Company's option. In consideration for extending the above loans, the Company agreed to pay an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company's common stock. During fiscal 2004 the Company issued 2,593,333 shares of common stock as partial payment of the annual fee for the May 1, 2004 through April 30, 2005 period and a balance of approximately $24,500 remains payable at June 30, 2004. These annual fees are amortized to deferred financing costs over the renewal period.

12.   OPERATING AND CAPITAL LEASES
The Company leases its corporate facilities as well as certain equipment under operating leases. Certain of these operating leases are noncancellable and contain rent escalation clauses. The Company incurred aggregate rent expense under operating leases of $109,117 and $128,866 during fiscal years 2004 and 2003, respectively. The Company also leases certain equipment under capital leases. The aggregate net carrying value of the underlying collateralizing assets was approximately $194,000 and $285,000 at June 30, 2004 and 2003, respectively, and depreciation of leased capital assets is charged to depreciation expense.

The future aggregate minimum lease payments under lease agreements in existence at June 30, 2004 are as follows:

                                                              OPERATING    CAPITAL
         FISCAL YEARS ENDING JUNE 30,                           LEASES      LEASES
         -------------------------------------------------------------------------
         2005 ............................................     $69,026     $30,612
         2006 ............................................       1,116       6,172
         2007 ............................................       1,116          --
         2008 ............................................       1,116          --
         2009 ............................................         372          --
         Thereafter ......................................          --          --
                                                               -------     -------
         Total lease payments ............................     $72,746      36,784
                                                               =======
         Less imputed interest ...........................                   2,756
                                                                           -------
         Present value of net minimum lease payments......                  34,028
         Less current maturities .........................                  28,148
                                                                           -------
         Total long-term capital lease obligation ........                 $ 5,880
                                                                           =======

13.   CONVERTIBLE DEBT
June through November 2001 Issuances
From June 2001 through November 2001, the Company issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at June 30, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at June 30, 2004), (ii) are currently convertible at the option of the holder into common stock of the Company at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

September 2003 Issuances
On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $199,376 at June 30, 2004, (i) accrue interest at a fixed rate of 8.0% per annum, which is payable at the Company's option in either cash or authorized and unissued shares of its common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Holders may not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of the Company's common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders may not convert their debentures to the extent that conversion would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004, the Company issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, the Company issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 the Company recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense $2,667,676 of previously existing debt discount related to the convertible debentures issued in September 2003.

The remaining principal balance from the September issuance of $199,376 at June 30, 2004 was subsequently converted during the first quarter of fiscal 2005, resulting in no further convertible debenture principal or interest outstanding related to the September 2003 issuance.

February 2004 Issuances
On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. These debentures, which have an aggregate principal face amount of $1,997,000 at June 30, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share (66% of the average of the five consecutive closing bid prices immediately prior to the closing date of the offering). The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of the Company's then outstanding common shares.

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

Investors in the February 19, 2004, financing have been granted the option to purchase up to an additional $1,220,000 of convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. This option expires on October 28, 2004.

The agreements entered into in connection with the February 19, 2004 transaction requires that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new financing transaction consented to through June 10, 2005.

March 2004 Issuance
In March 2004, the Company issued an unsecured convertible debenture in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at June 30, 2004.

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $3,332,415 and $2,883,918 at June 30, 2004 and 2003, respectively.

The remaining $6,036,376 in principal of the Company's outstanding convertible debentures at June 30, 2004, mature during the Company's fiscal years ending as follows:

         FISCAL YEARS ENDING JUNE 30,                           PRINCIPAL
         ----------------------------------------------------------------
         2005 ............................................     $       --
         2006 ............................................      1,997,000
         2007 ............................................      4,039,376
                                                               ----------
         Total principal payments.........................     $6,036,376
                                                               ==========

14.   STOCKHOLDERS' DEFICIT

General
The Company is restricted under Nevada corporate law from declaring any dividends to shareholders due to current working capital and stockholders' deficits.

The Company's shareholders elected to increase its authorized common shares from 100 million to 250 million and 750 million at special shareholders' meetings held on December 1, 2003 and April 28, 2004, respectively.

Common Stock Issued For Cash
During fiscal 2003 the Company issued 34,837,500 shares of its common stock in a "best efforts" private placement with accredited investors from which it received $3,483,750 (net of $55,000 in issuance costs). The fiscal 2003 placements included 50,000 and 97,500 common shares sold, at the same price paid by unrelated parties, to a member of the Company's Board of Directors and the Company's Chief Financial Officer, respectively.

During fiscal 2004 the Company issued 6,538,461 shares of its common stock upon exercise of outstanding warrants by accredited investors from which it received $326,923 in proceeds.

Common Stock Issued For Services
During fiscal 2004 and 2003, the Company issued 1,505,844 and 4,567,140 common shares, respectively, to unrelated parties for the performance of various services. The Company recognized associated expenses of $206,487 and $472,964 during fiscal 2004 and 2003, respectively, based upon the fair market value of the common shares at their respective dates of issuance. The fiscal 2004 amount includes 350,000 common shares issued to its former Chief Financial Officer.

Common Shares Issued Upon Conversion of Convertible Debt
During fiscal 2004, holders of $5,480,624 of the Company's then outstanding convertible notes converted such notes, and $703,900 in accrued interest thereon, into 76,833,789 common shares. During fiscal 2003, holders of $1,794,984 of the Company's then outstanding convertible notes converted such notes, and $495,190 in accrued interest thereon, into 22,901,730 common shares.

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

In January 2004, the Company issued 975,669 restricted shares of its common stock to certain employees as payment for $117,081 in compensation expense.

During fiscal 2004, the Company issued 2,593,333 shares of its common stock to a financing company in partial settlement of its annual loan renewal fee for the May 2004 through April 2005 period.

Stock Options and Warrants
During fiscal 2004, the Company issued 9,138,427 stock options to various employees under its newly adopted 2004 Stock Compensation Plan (See Note 15). No stock options or warrants were issued to consultants during fiscal 2004 and no stock options or warrants were issued during fiscal 2003 to employees or consultants.

In previous years, the Company entered into several agreements with third parties for the performance of various services over subsequent two to three year periods. In connection therewith, the Company granted these service providers stock options with various exercise prices and expiration dates. During fiscal 2004 and 2003, the Company recognized various expenses aggregating $0 and $68,797, respectively, for the fair value of the issued stock options. As of June 30, 2004, all stock options had been fully vested and the related expense had been fully recognized.

15.   STOCK OPTIONS AND WARRANTS
The Company has an Employee Stock Option Plan (the "Plan") that provides for the grant of options to employees to purchase shares of the Company's common stock at exercise prices determined by the Board of Directors. As of June 30, 2004, 1,050,805 options originally made available under the Plan remain available for grant. The Company also grants from time to time stock options and warrants outside the Plan to directors, vendors and others to purchase shares of the Company's common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company with financing.

On June 10, 2002, the Company's shareholders approved the adoption of the 2002 Stock Option Plan ("2002 Plan") pursuant to which two million shares of the Company's common stock were reserved for future issuance upon exercise of options granted at exercise prices to be approved by the Board of Directors. These options may be issued to directors, officers, employees, or other persons who perform services on behalf of the Company. No options have been granted under the 2002 Plan as of June 30, 2004.

On June 22, 2004, the Company adopted the 2004 Stock Compensation Plan ("2004 Plan") pursuant to which twenty-five million shares of the Company's common stock were reserved for future issuance of common stock or common stock options to be approved by the Board of Directors. These options may be issued to directors, officers, employees, or consultants who perform services on behalf of the Company at exercise prices to be approved by the Board of Directors. As of June 30, 2004, 16,901,970 shares of common stock or stock options had been issued under the 2004 Plan.

The following table summarizes stock option and warrant activity during fiscal 2004 and 2003:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                        OPTIONS/      EXERCISE
                                                                        WARRANTS       PRICE
                                                                       ----------     --------
         Options/warrants outstanding at July 1, 2002 ...........      12,345,623      $2.33
         Granted ................................................       1,609,500       0.85
         Expired ................................................      (5,995,738)      2.62
                                                                       ----------
         Options/warrants outstanding at June 30, 2003 ..........       7,959,385       1.81
         Granted ................................................      39,405,042       0.05
         Expired ................................................      (3,103,578)      1.82
         Exercised ..............................................      (6,538,461)      0.05
                                                                       ----------
         Options/warrants outstanding at June 30, 2004...........      37,722,388       0.28
                                                                       ==========

         Exercisable at June 30, 2004 ...........................      36,508,364      $0.23
                                                                       ==========

The following table summarizes information about the Company's outstanding stock options and warrants at June 30, 2004:

                                         OPTIONS/WARRANTS                       OPTIONS/WARRANTS
                                            OUTSTANDING                            EXERCISABLE
                                --------------------------------------       ------------------------
                                                WEIGHTED
                                                 AVERAGE      WEIGHTED                       WEIGHTED
                RANGE OF                        REMAINING     AVERAGE                        AVERAGE
                EXERCISE          NUMBER       CONTRACTUAL    EXERCISE         NUMBER        EXERCISE
                 PRICES         OUTSTANDING     LIFE (YRS)     PRICE         EXERCISABLE      PRICE
             ----------------------------------------------------------------------------------------
             $0.03               9,138,427         9.98        $0.03          9,138,427        $0.03
             $0.05               6,346,155(1)      1.20         0.05          6,346,155         0.05
             $0.07              17,381,999(1)      1.22         0.07         17,381,999         0.07
             $0.25                  40,000         1.81         0.25             40,000         0.25
             $0.75                 650,000         8.10         0.75            240,000         0.75
             $0.98 - $1.00         413,612         0.92         1.00            413,612         1.00
             $1.02 - $1.25         647,100         4.77         1.24            636,900         1.24
             $1.50               1,470,155         6.25         1.50            922,617         1.50
             $1.69 - $2.44         112,000         4.18         1.84            112,000         1.84
             $2.50                 575,000         1.66         2.50            575,000         2.50
             $3.00                 592,440         5.46         3.00            446,154         3.00
             $3.25 - $3.63         205,500         1.14         3.27            205,500         3.27
             $5.00                 150,000         2.02         5.00             50,000         5.00
             ----------------------------------------------------------------------------------------
             $0.03 - $5.00      37,722,388         3.80        $0.28         36,508,364        $0.23
             ========================================================================================

             (1) Represents outstanding warrants issued with convertible debt.

16.   EMPLOYEE SAVINGS, RETIREMENT AND PROFIT SHARING PLAN
Effective March 1, 2002, the Company established a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code ("the "401(k) Plan") pursuant to which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company, at its discretion, may elect to (i) contribute a matching percentage of the employees' overall contribution and/or (ii) make a profit sharing contribution based on the overall profitability of the Company. The Company did not make any contributions for the fiscal years ended June 30, 2004 and 2003.

17.   COMMITMENT AND CONTINGENCIES

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

Patent Litigation
The Company is the plaintiff in patent infringement litigation, in which the Company alleges willful patent infringement. The defendants have brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and have asserted unspecified general damages. In May 2003, the District Court ruled against our assertion of patent infringement. The Company timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and in August 2004, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for a new hearing. Following the remand, the Company returned to settlement negotiations with the defendant. Pursuant to these negotiations, the parties have now entered into a Letter of Intent requiring the parties to negotiate in good faith an agreement that would, among other things, resolve the litigation through a license under the patent. A final agreement has not yet been reached, and the litigation remains pending before the Idaho District Court. Should the District Court not rule in our favor and/or we are unable to successfully negotiate a settlement including royalties to be received, we would be required to impair our patent, and as such, we would write down the patent to its net realizable value through a charge to amortization expense.

Royalty Obligation Dispute on Proprietary Optics Technology
The Company licensed the use of proprietary optics technology previously utilized in its predecessor cholesterol monitor from a principal vendor in exchange for payment of a royalty to the vendor for each monitor manufactured with the optics technology. Beginning in October 2002, the Company developed and began utilizing its own proprietary optics technology in its current cholesterol monitor. In October 2002, the Company ceased accruing and paying the royalty obligation as the Company viewed the re-engineered optics technology used in its current cholesterol monitor as being proprietary to the Company. The vendor asserted in a letter to the Company that the subject optics technology was, in their opinion, still subject to royalties under the licensing agreement. Negotiations have continued throughout fiscal 2004 and remain ongoing as of this date to resolve the royalty obligation dispute. The Company has accrued approximately $257,535 and $104,104 as of June 30, 2004 and 2003, respectively, and believes that any reasonably likely incremental royalty obligation resulting from these negotiations would not be material to our expected future consolidated financial statements.

Compensating Payment Provision with Principal Vendor
The Company's contract with the supplier of its dry-chemistry total cholesterol test strips contains a provision that required the Company to make minimum annual purchases and required certain compensating payments in the event the Company fails to meet the minimum purchase requirements. As the Company has not met these minimum purchase commitments, the vendor increased the price of the test strips by 10% for fiscal 2004. Should the Company continue to not meet these minimum purchase requirements, the vendor could require the Company to make additional compensating payments. The dollar amount of such future payments, if any, is currently indeterminable.

Purchase Commitments Under Marketing Contract
In February 2004, the Company entered into a marketing contract, which contractually obligated the Company to purchase a minimum number of radio advertising spots through January 7, 2005. As of June 30, 2004, the Company had $864,248 of purchase obligations remaining under this contract.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

On September 28, 2004, management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; OUR COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2004 pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2004 pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2004 pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2004 pursuant to Regulation 14A.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


         (a) Exhibits are listed in the Exhibit Index on page 57 of this Form 10-KSB, which is incorporated herein by reference.

         (b) Reports on Form 8-K.

             We filed no reports on Form 8-K during the fourth quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2004 pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho, on this 28th day of September 2004.


                                LIFESTREAM TECHNOLOGIES, INC.


                                By: /s/ Christopher Maus
                                    -----------------------------------------
                                        Christopher Maus
                                    Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ Nikki Nessan
                                    -----------------------------------------
                                        Nikki Nessan
                                    V.P. - Finance (Principal Financial and
                                    Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 28th day of September 2004:


/s/ Christopher Maus                      Chairman of the Board of Directors
--------------------------------
           Christopher Maus

/s/ Robert Boyle                          Director
--------------------------------
           Robert Boyle

/s/ Michael Crane                         Director
--------------------------------
           Michael Crane

/s/ William Gridley                       Director
--------------------------------
           William Gridley

/s/ Neil Luckianow                        Director
--------------------------------
           Neil Luckianow

EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of Lifestream Technologies, Inc., dated June 20, 2002 (1)

3.1.1 Certificate of Amendment to Articles of Incorporation dated May 14, 2004 (10)

3.2      By-laws of Lifestream Technologies, Inc. (2)

4.1      Form of Convertible Notes (6)

10.1 Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998. (3)

10.2 License and Supply Agreement between Lifestream Technologies, Inc. and Roche Diagnostics GmbH dated December 12, 2000 (2)

10.3 Promissory Note between Lifestream Technologies, Inc. and Capital South Financial Services, Inc., dated May 1, 2003 (8)

10.4     Securities Purchase Agreement dated June 5, 2003. (5)

10.5     Registration Rights Agreement dated June 5, 2003 (5)

10.6     Securities Purchase Agreement dated September 10, 2003 (4)

10.7     Form of Convertible Debenture due September 10, 2006 (4)

10.8     Registration Rights Agreement dated September 10, 2003 (4)

10.9     Common Stock Purchase Warrant dated September 10, 2003 (4)

10.10    Securities Purchase Agreement dated February 19, 2004 (7)

10.11    Form of Convertible Debenture due February 19, 2006 (7)

10.12    Registration Rights Agreement dated February 19, 2004 (7)

10.13    Common Stock Purchase Warrant dated February 19, 2004 (7)

10.14    Exchange Agreement dated January 12, 2004  (9)

10.15    1998 Employee Stock Option Plan (11) *

10.16    2002 Employee Stock Option Plan (12) *

10.17    2004 Stock Compensation Plan (13) *

21.1     Subsidiaries of the Registrant. (6)

23.1 Consent of BDO Seidman, LLP, to incorporate by reference its report dated August 16, 2004, on the Consolidated Financial Statements of the Registrant in the Registrant's Registration Statement on Form S-8, No. 333-118005.**

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

----------------------------------------
 * Management or compensatory agreement.
** Filed herewith.

(1) Filed as an exhibit to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.
(2) Filed as an exhibit to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 26, 1996 and incorporated herein by reference.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2003 and incorporated herein by reference.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.
(6) Filed as an exhibit to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2001 and incorporated herein by reference.
(7) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.
(8) Filed as an exhibit to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 10, 2003.
(9) Filed as an exhibit to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 22, 2004.
(10) Filed as an exhibit to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 10, 2004.
(11) Filed as an exhibit to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 29, 1998 and incorporated herein by reference.
(12) Filed as an exhibit to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.
(13) Filed as an exhibit to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 6, 2004.