Form 10QSB
period 2004-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2004-11-15
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 12, 2004, the registrant had 209,968,735 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                              PAGE
                                                                                                           -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

      Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004.............            1

      Condensed Consolidated Statements of Operations for the three months ended September 30,
          2004 and 2003............................................................................            2

      Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 2004 and 2003..............................................................            3

      Notes to Interim Condensed Consolidated Financial Statements.................................            4

Item 2.  Management's Discussion and Analysis or Plan of Operation.................................            13

Item 3.  Controls and Procedures...................................................................            23


PART II.   OTHER INFORMATION

Item 5.  Other Information........................................................................             23

Item 6.  Exhibits..................................................................................            24

Signatures.........................................................................................            24


PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          SEPTEMBER 30,     JUNE 30,
                                                                               2004           2004
                                                                          ------------    ------------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents ..........................................   $     21,550    $    590,196
   Restricted cash held in escrow (Note 6) ............................         50,696          25,293
   Accounts receivable, net (Note 11) .................................        511,524         495,460
   Inventories, net (Note 4) ..........................................        754,367         749,304
   Prepaid expenses ...................................................         26,203         164,912
                                                                          ------------    ------------
        Total current assets ..........................................      1,364,340       2,025,165
Deferred financing costs, net (Notes 6 and 7) .........................        419,210         609,467
Patent rights, net ....................................................        440,002         480,002
Property and equipment, net ...........................................        294,832         339,207
Other .................................................................         94,436         158,336
                                                                          ------------    ------------
        Total assets ..................................................   $  2,612,820    $  3,612,177
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...................................................   $  1,324,132    $    940,889
   Accrued liabilities (Note 5) .......................................        774,918         827,795
   Capital lease obligations ..........................................         36,494          28,148
   Notes payable (Note 6) .............................................        967,932       1,169,031
                                                                          ------------    ------------
        Total current liabilities .....................................      3,103,476       2,965,863
Capital lease obligations .............................................          2,975           5,880
Convertible notes, principal face amounts of $5,637,000 and $6,036,376,
   respectively (Note 7) ..............................................      3,269,450       2,703,961
                                                                          ------------    ------------
        Total liabilities .............................................      6,375,901       5,675,704
                                                                          ------------    ------------

Commitments and contingencies (Notes 6, 7, 10 and 11)

Stockholders' deficit (Note 8):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued or outstanding ............................................           --              --
   Common stock, $.001 par value; 750,000,000 shares authorized;
      199,268,735 and 181,341,686 issued and outstanding, respectively         199,269         181,342
   Additional paid-in capital .........................................     55,195,371      54,425,383
   Accumulated deficit ................................................    (59,157,721)    (56,670,252)
                                                                          ------------    ------------
        Total stockholders' deficit ...................................     (3,763,081)     (2,063,527)
                                                                          ------------    ------------
        Total liabilities and stockholders' deficit ...................   $  2,612,820    $  3,612,177
                                                                          ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2004             2003
                                                                    -------------    -------------

Net sales .......................................................   $     885,138    $     625,475
Cost of sales ...................................................         652,806          427,136
                                                                    -------------    -------------
          Gross profit ..........................................         232,332          198,339
                                                                    -------------    -------------
Operating expenses:
  Sales and marketing ...........................................         588,964          131,918
  General and administrative ....................................         697,322          697,851
  Product research and development ..............................          10,620            3,468
  Depreciation and amortization .................................          93,003           79,313
  Loss on disposal of equipment .................................            --             87,756
                                                                    -------------    -------------
      Total operating expenses ..................................       1,389,909        1,000,306
                                                                    -------------    -------------
          Loss from operations ..................................      (1,157,577)        (801,967)
                                                                    -------------    -------------
Non-operating income (expenses):
  Interest income ...............................................            --              2,007
  Interest and financing expenses (Notes 6 and 7) ...............        (174,770)        (199,636)
  Amortization of discount on convertible notes (Note 7) ........        (964,865)        (387,672)
 Amortization of deferred financing costs (Notes 6 and 7) .......        (190,257)         (57,583)
  Gain on unexercised option and purchase agreement (Note 9) ....            --            250,000
                                                                    -------------    -------------
      Total non-operating expenses, net .........................      (1,329,892)        (392,884)
                                                                    -------------    -------------
          Net loss ..............................................   $  (2,487,469)   $  (1,194,851)
                                                                    =============    =============

          Net loss per common share - basic and diluted (Note 3).   $       (0.01)   $       (0.01)
                                                                    =============    =============

          Weighted average shares outstanding - basic and diluted
            (Note 3) ............................................     195,170,614       95,989,741
                                                                    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                        ------------------------------
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                              2004             2003
                                                                         -------------    -------------

OPERATING ACTIVITIES:
   Net loss ............................................................   $(2,487,469)   $(1,194,851)
   Non-cash items:
     Depreciation/amortization of property, equipment and patent rights         93,003         79,313
     Loss on disposal of equipment .....................................          --           87,756
     Amortization of deferred financing costs (Notes 6 and 7) ..........       190,257         57,583
     Amortization of discount on convertible notes (Note 7) ............       964,865        387,672
     Provision for doubtful accounts ...................................       255,405         20,520
     Increase (decrease) in inventory valuation allowance ..............         6,410        (22,719)
     Other .............................................................          --          (15,357)
   Net changes in assets and liabilities:
     Accounts receivable ...............................................      (271,469)      (137,315)
     Inventories .......................................................       (11,473)       306,578
     Prepaid expenses ..................................................       138,709       (314,668)
     Accounts payable ..................................................       676,333       (792,778)
     Accrued liabilities ...............................................        42,572        106,516
     Deferred income ...................................................          --         (250,000)
     Change in non-current assets ......................................        63,900         57,817
                                                                           -----------    -----------
          Net cash used in operating activities ........................      (338,957)    (1,623,933)
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of convertible notes, net (Note 7) ...........          --        1,513,500
   Principal payments of capital lease obligations .....................        (3,187)      (112,352)
   Principal payments of notes payable .................................      (201,099)      (190,540)
   Increase in restricted cash equivalent ..............................       (25,403)          --
                                                                           -----------    -----------
          Net cash provided by (used in) financing activities ..........      (229,689)     1,210,608
                                                                           -----------    -----------

Net decrease in cash and cash equivalents ..............................      (568,646)      (413,325)
Cash and cash equivalents at beginning of period .......................       590,196      1,370,126
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $    21,550    $   956,801
                                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ..............................................   $    43,220    $      --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes
and  the fair value of accompanying detachable stock warrants (Note 7)     $       --     $ 3,350,000
    Contingent offering proceeds held in escrow (Note 7) ...............   $       --     $ 1,553,500
   Assets acquired through capital lease obligation ....................   $     8,628    $      --
    Issuance of common stock in exchange for:
      Conversion of convertible debt and accrued interest (Note 7) .....   $   407,154    $   700,000
      Payment of accounts payable and accrued expenses .................   $   380,761    $      --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Lifestream Technologies, Inc. (the "Company"), a Nevada corporation headquartered in Post Falls, Idaho, is a developer and marketer of a proprietary total cholesterol-measuring device for at-home use by health conscious consumers and at-risk medical patients. Through regular monitoring of one's total cholesterol level, an individual can continually assess their susceptibility to developing cardiovascular disease. Once diagnosed with an elevated total cholesterol level, regular at-home testing with one of the Company's monitors enables a patient to readily ascertain the cholesterol-lowering benefits derived from diet modification, an exercise regimen and/or a drug therapy, thereby reinforcing their continuing compliance with an effective cholesterol-lowering program.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2004 and 2003. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, that expressed substantial doubt regarding the Company's ability to continue as a going concern.

The Company is addressing its ability to continue as a going concern, as well as its sales, gross margins and operating expenses, by among other things, the following:

         o During the Company's fiscal year ended June 30, 2004, the Company completed three private placement offerings of $6,225,000 in unsecured convertible debentures from which it received $5,244,592 in net cash proceeds;

         o On November 8, 2004, the Company's outstanding note payable with a financial institution was assigned to a principal stockholder of the Company. The principal stockholder amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

         o Depleting the remaining inventory of our higher-cost, predecessor device during fiscal 2004;

         o Continuing negotiations with retailers in an effort to increase its number of distribution outlets;

         o Sponsoring a continuing education program to broaden awareness and educate pharmacists on the benefits of it's products;

         o Developing a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions;

         o Conducting marketing activities beginning in October 2003, as funds were available;

         o Continuing to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing; and

         o Continuing to operate with a core staff of only 19 employees while implementing cost-cutting measures to maintain personnel levels and administrative costs.

The Company will continue to require additional financing to fund its current and longer term operating needs, including continuing marketing activities to build broad public awareness of its cholesterol monitor. The amount of additional funding needed to support the Company until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow is highly dependent upon the Company's ability to sustain a long-term marketing campaign and the success of marketing activities on increasing awareness to consumers and pharmacists.

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

Preparation of Interim Condensed Consolidated Financial Statements
These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim condensed consolidated financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

Reclassifications
Certain amounts in the condensed consolidated financial statements for the prior period has been reclassified to be consistent with the current period's presentation.

Net Loss Per Share
Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At September 30, 2004 and 2003, the Company had stock options, stock warrants and convertible notes outstanding that could potentially be exercised or converted into 112,017,441 and 55,986,279 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible notes were exercised or converted into common shares.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
                                               THREE MONTHS ENDED
                                         ---------------------------
                                         SEPTEMBER 30,  SEPTEMBER 30,
                                             2004           2003
                                         ---------------------------

Net loss, as reported ................   $(2,487,469)   $(1,194,851)

Add: SFAS No. 123 compensation expense       (65,844)      (145,870)
                                         -----------    -----------

Pro forma net loss ...................   $(2,553,313)   $(1,340,721)
                                         ===========    ===========

Net loss per share:

    Basic and diluted  - as reported .   $     (0.01)   $     (0.01)
                                         ===========    ===========

    Basic and diluted - pro forma ....   $     (0.01)   $     (0.01)
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

4.    INVENTORIES, NET
Inventories, net, consist of the following:

                                    SEPTEMBER 30,  JUNE 30,
                                        2004        2004
                                     ----------  ----------

Raw materials ....................   $ 416,531    $ 444,880
Work in process ..................     105,334       80,814
Finished goods ...................      27,705      176,971
Finished goods at retail locations     232,144       67,576
                                     ---------    ---------
                                       781,714      770,241
Less valuation allowance .........     (27,347)     (20,937)
                                     ---------    ---------
Inventories, net .................   $ 754,367    $ 749,304
                                     =========    =========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACCRUED LIABILITIES Accrued liabilities consist of the following:

                                                     SEPTEMBER 30,  JUNE 30,
                                                          2004       2004
                                                        --------   --------

Accrued royalties payable ...........................   $257,535   $257,535
Accrued sales returns, including warranty obligations    242,876    238,064
Accrued interest payable ............................    191,823    184,784
Accrued wages, benefits and related taxes ...........     73,661    138,759
Accrued other .......................................      9,023      8,653
                                                        --------   --------
Total accrued liabilities ...........................   $774,918   $827,795
                                                        ========   ========

6.    NOTE PAYABLE
Effective May 1, 2003, the Company renewed its then expiring revolving credit facility agreement with a financial institution. Under the new agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrued interest at 15% and was repaid on March 31, 2004, through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. On March 31, 2004, the financial institution became entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to the Company upon its full repayment of the term loan. As of September 30, 2004, $50,696 had been retained and was being held in an escrow account. The term loan is secured and collateralized by the Company's cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. Any principal and accrued interest balances remaining on the term loan will be due and payable as a lump sum on April 1, 2005. The remaining term loan may be prepaid at any time, without penalty, at the Company's option. The outstanding principal balance of this note payable was $967,932 and $1,169,031 at September 30, 2004 and June 30, 2004, respectively.

In consideration for extending the above loans, the Company agreed to pay an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company's common stock. During fiscal 2004 the Company issued 2,593,333 shares of common stock as partial payment of the annual fee for the May 1, 2004 through April 30, 2005 period and a balance of approximately $24,500 remains payable at September 30, 2004. These annual fees are amortized to deferred financing costs over the renewal period.

In November 2004, a principal stockholder of the Company entered into an agreement with the above financial institution, under which the financial institution assigned to the principal stockholder of the Company all of their right, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323.

Subsequently, the Company and the new note holder entered into a series of amendments to the note payable and related loan documents under which the following terms were modified:

         o the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,415;

         o $974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to the Company of $750,000;

         o $974,708 of the increase is to be funded by December 31, 2004 (subject to the satisfaction of certain conditions precedent);

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006;

         o the Company paid a commitment fee to induce the principal stockholder to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at the Company's option, in shares of its common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per, subject to adjustment; and

         o the Company agreed to file a registration statement covering the shares issuable under the commitment fee note.

7.  CONVERTIBLE NOTES

June through November 2001 Issuances
From June 2001 through November 2001, the Company issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at September 30, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at September 30, 2004), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share (limited to 9.99% ownership). The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company's issuance of the amended and restated procmissoty note discussed in Note 6, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced to $0.05 per share.

September 2003 Issuances
On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures from which it received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $0 at September 30, 2004, (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at the Company's option in either cash or authorized and unissued shares of its common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Holders could not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

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

In July 2004, the remaining principal balance from the September issuance of $199,376 and related interest of $7,778 was converted into 2,468,004 shares of the Company's common stock. As of September 30, 2004, no further convertible debenture principal or accrued interest remaining outstanding related to the September 2003 issuance.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


February 2004 Issuances
On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures from which it received $2,077,592 in net cash proceeds. These debentures, which have an aggregate principal face amount of $1,797,000 at September 30, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of the Company's then outstanding common shares.

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

On March 22, 2004, the Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. The Company also agreed to seek stockholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Stockholder approval to increase the authorized common shares to 750 million was obtained on April 28, 2004.

Investors in the February 19, 2004, financing were granted the option to purchase up to an additional $1,220,000 of convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. This option expired on October 28, 2004.

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

March 2004 Issuance
In March 2004, the Company issued an unsecured convertible debenture in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at September 30, 2004.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $2,367,550 at September 30, 2004.

The remaining $5,637,000 in principal of the Company's outstanding convertible debentures at September 30, 2004, mature during the Company's fiscal years ending as follows:

       FISCAL YEARS ENDING JUNE 30,                        PRINCIPAL
       ----------------------------------------------------------------
       2005.............................................  $         -
       2006.............................................    1,797,000
       2007.............................................    3,840,000
                                                          -----------
       Total principal payments.........................  $ 5,637,000
                                                          ===========


8.  STOCKHOLDERS' DEFICIT

General
The Company is restricted under Nevada corporate law from declaring any dividends to stockholders due to current working capital and stockholders' deficits.

The Company's stockholders elected to increase its authorized common shares from 100 million to 250 million and 750 million at a special stockholders' meetings held on December 1, 2003 and April 28, 2004, respectively.

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible Note
In July 2004, the Company issued 6,468,004 shares of its common stock to two institutional investors upon conversion of convertible notes with a principal face amount of $399,376 and accrued interest of $7,778.

Common Shares Issued for Services
In July 2004, the Company issued 5,589,565 shares to unrelated consultants for various services previously rendered in the amount of $188,089. The issuance of these shares was authorized by the Company's Board of Directors on June 22, 2004, and therefore reduced accounts payable.

Also in July 2004, the Company issued 3,499,999 common shares to five directors currently serving on the Company's Board of Directors. These shares were issued for past services provided as Board members in the amount of $105,000. The issuance of these shares was authorized by the Company's Board of Directors on June 22, 2004, and therefore reduced the accrued liability.

In July 2004, the Company issued 2,369,481 shares of its common stock to certain employees as payment for $87,671 in compensation expense. The issuance of these shares was authorized by the Company's Board of Directors on June 22, 2004, and therefore reduced the accrued liability.

9.  OPTION AND PURCHASE AGREEMENT
Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000, a currently unutilized technology patent to which the Company claims ownership. The Company reflected the $250,000 received as deferred income at June 30, 2003. Concurrent with the July 10, 2003 expiration of this option and purchase agreement, the Company recognized $250,000 in non-operating income during the first quarter of its fiscal 2004.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. CONTINGENCIES

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

Royalty Obligation Dispute on Proprietary Optics Technology
The Company licensed the use of proprietary optics technology previously utilized in its predecessor cholesterol monitor from a principal vendor in exchange for payment of a royalty to the vendor for each monitor manufactured with the optics technology. Beginning in October 2002, the Company developed and began utilizing its own proprietary optics technology in its current cholesterol monitor. In October 2002, the Company ceased accruing and paying the royalty obligation as the Company viewed the re-engineered optics technology used in its current cholesterol monitor as being proprietary to the Company. The vendor asserted in a letter to the Company that the subject optics technology was, in their opinion, still subject to royalties under the licensing agreement. Negotiations have continued throughout fiscal 2004 and remain ongoing as of this date to resolve the royalty obligation dispute. The Company has accrued $257,535 as of September 30, 2004 and June 30, 2004, and believes that any reasonably likely incremental royalty obligation resulting from these negotiations would not be material to our consolidated financial statements.

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

Purchase Commitments Under Marketing Contract
In February 2004, the Company entered into a marketing contract, which contractually obligated the Company to purchase a minimum number of radio advertising spots through January 7, 2005. As of September 30, 2004, the Company had $473,248 of purchase obligations remaining under this contract.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. SUBSEQUENT EVENTS

In November 2004, a principal stockholder of the Company entered into an agreement with the holder of its note payable, under which the holder assigned to the principal stockholder all of their right, title and interest under the note payable. Subsequently, the terms of the note payable and related loan documents were amended (see Note 6.)

Subsequent to quarter end, the Company ceased its relationship with a major customer which had accounted for approximately 10% of revenues during fiscal 2004 due to the customers nonpayment of certain invoices due the Company. The Company has fully reserved for all remaining unpaid invoices due from this customer as of September 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain disclosures in this Quarterly Report on Form 10-QSBinclude certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our current cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economical environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Business," "Item 6 - Management's Discussion and Analysis or Plan of Operation," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

OVERVIEW
We market a proprietary over-the-counter, total cholesterol-monitoring device for at-home use by both health-conscious and at-risk consumers ("our cholesterol monitor"). Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

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

During the first quarter of fiscal 2005 we were successful in the following areas:

         o Increased our net revenue 42% over the same period of the prior year while maintaining personnel levels and administrative costs;

         o Successfully aired on a national shopping network with our product being the best selling product in its category for the 24 hour period in which it was presented; and

         o Continued to implement our targeted radio advertising campaign through the middle of September, at which time all media ads were ceased due to cash flow constraints.

Our primary focus continues to be to increase consumer awareness of the benefits of our products though increased distribution, educating pharmacists, and seeking additional funding in order to continue conducting marketing activities.

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN
We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2004 and 2003. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, that expressed substantial doubt regarding our ability to continue as a going concern.

We are addressing our ability to continue as a going concern, as well as our sales, gross margins and operating expenses, by among other things, the following:

         o During our fiscal year ended June 30, 2004, we completed three private placement offerings of $6,225,000 in unsecured convertible debentures from which we received $5,244,592 in net cash proceeds;

         o On November 8, 2004, our outstanding note payable with a financial institution was assigned to a principal stockholder. The principal stockholder amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

         o Depleting the remaining inventory of our higher-cost, predecessor device during fiscal 2004;

         o Continuing negotiations with retailers in an effort to increase our number of distribution outlets;

         o Sponsoring a continuing education program to broaden awareness and educate pharmacists on the benefits of our products; o Developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions;

         o Conducting marketing activities beginning in October 2003, as funds were available;

         o Continuing to support and monitor the Medicare reimbursement considerations of the federal government for cholesterol testing; and

         o Continuing to operate with a core staff of only 19 employees while implementing cost-cutting measures to maintain personnel levels and administrative costs.

We will continue to require additional financing to fund our current and longer-term operating needs, including continuing marketing activities to build broad public awareness of our cholesterol monitor. The amount of additional funding needed to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow is highly dependent upon our ability to sustain a long-term marketing campaign and the success of marketing activities on increasing awareness to consumers and pharmacists.

Should we be unsuccessful in any of the initiatives or matters discussed above, our business, and, as a result, our consolidated financial position, results of operations and cash flow will likely be materially adversely impacted, the effects from which we may not recover.

CONSOLIDATED RESULTS OF OPERATIONS
Our consolidated net sales for the three months ended September 30, 2004 ("fiscal 2005 first quarter") were $885,138, an increase of $259,663, or 42%, as compared to $625,475 for the three months ended September 30, 2003 ("fiscal 2004 first quarter"). This increase in net sales is primarily attributed to significant increased orders from two existing customers offset by an increase in the amount of sales returns related to expired test strips. The increase in orders from one customer is due to the consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions. The second customer is a national television network that featured our products on several shows during the first quarter of 2005 compared to none during the first quarter of 2004. The remaining sales increase is due to overall increases in sales to the majority of our customers due to the advertising campaign that was conducted through mid-September 2004.

Subsequent to September 30, 2004, we ceased our relationship with a major customer which had accounted for approximately 10% of revenues during the fiscal year ended June 30, 2004, due to the major customer's nonpayment of certain invoices due. We expect this decrease in sales to be offset by the increasing sales experienced with the national television shopping network and another significant retailer which recently became a customer of the Company.

We realized a consolidated gross profit of $232,332 for our fiscal 2005 first quarter, an increase of $33,993, or 17.1%, as compared to a consolidated gross profit of $198,339 for our fiscal 2004 first quarter. Our resulting consolidated gross margin was 26.2% for our fiscal 2005 first quarter, as compared to 31.7% for our fiscal 2004 first quarter. The decrease in gross margin is attributed to the significant increase in sales to the national television network, which has a lower gross margin than that of our other retail customers.

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

Our consolidated total operating expenses were $1,389,909 for the fiscal 2005 first quarter, an increase of $389,603, or 38.9%, from the $1,000,306 incurred during our fiscal 2004 first quarter. As further detailed below, the increase in operating expenses for our fiscal 2005 first quarter is primarily due to increased marketing costs related to the radio marketing campaign which we began in October 2003.

Our consolidated sales and marketing expenses were $588,964 for the fiscal 2005 first quarter, an increase of $457,046, or 346.5%, from the $131,918 incurred during our fiscal 2004 first quarter. The increase is primarily attributable to the launch of our radio advertising campaign which continued through the majority of fiscal 2005 first quarter. There was no such campaign during the first quarter of fiscal 2004.

Our consolidated general and administrative ("G&A") expenses of $697,322 for the fiscal 2005 first quarter were comparable to the $697,851 incurred during our fiscal 2004 first quarter. Although the total general and administrative expenses are comparable, decreases in royalty expenses, consulting, legal fees and investor relations fees are offset by an increase in bad debt expense due to increasing the bad debt allowance for a major customer with whom we ceased our business relationship as mentioned above.

Our product research and development expenses were $10,620 for the fiscal 2005 first quarter, an increase of $7,152, or 206.2%, from the $3,468 incurred during our fiscal 2004 first quarter. We currently expect that our product research and development needs and expenditures will be nominal for the foreseeable future.

Our non-cash depreciation and amortization expenses were $93,003 for the fiscal 2005 first quarter, an increase of $13,690, or 17.3%, from the $79,313 incurred during our fiscal 2004 first quarter. This increase primarily was attributable to increased patent amortization due to a decrease in the remaining estimated useful life of the patent from six to three years. We decreased the useful life of the patent due to the uncertainty of the patent litigation and related negotiations with the plaintiff whereby the parties are negotiating in good faith an agreement that would, among other things, resolve the litigation through a license agreement under the patent.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter. No such losses were incurred during the first quarter of fiscal 2005.

Our resulting loss from operations for the fiscal 2005 first quarter was $1,157,577, an increase of $355,610, or 44.3%, from the $801,967 loss incurred during our fiscal 2004 first quarter.

Our non-operating income and expenses primarily consist of amortization of convertible debt discount, interest and financing expenses. Our net non-operating expenses for the fiscal 2005 first quarter were $1,329,892 (inclusive of $1,219,022 in non-cash charges), an increase of $937,008, or 238.5%, from net non-operating expenses of $392,884 (inclusive of $508,086 in non-cash charges) in our fiscal 2004 first quarter. The net increase realized was primarily attributable to increased amortization of convertible debt discount and an increase in the amortization of deferred financing costs. These increases are due to the increase in convertible debentures subject to discount amortization and related financing charges incurred in obtaining these debentures. Both the discount on the convertible debentures and the related deferred financing costs are amortized to expense over the life of the debentures.

Primarily as a result of the foregoing, we incurred a net loss of $2,487,469 ($0.01 per basic and diluted share) in the fiscal 2005 first quarter as compared to a net loss of $1,194,851 ($0.01 per basic and diluted share) in our fiscal 2004 first quarter.

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

Capital Lease Obligations
We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $142,781 and $164,000 at September 30, 2004 and June 30, 2004, respectively.

Our aggregate future obligations under capital lease agreements in existence at September 30, 2004 are as follows:

                 FISCAL YEARS ENDING JUNE 30,
                 ---------------------------------------------------------------

                 2005 (balance thereof)...........................  $    34,262
                 2006.............................................        7,740
                                                                    -----------
                 Total lease payments.............................       42,002
                 Less imputed interest............................        2,533
                                                                    -----------
                 Present value of net minimum lease payments......       39,469
                 Less current maturities..........................       36,494
                                                                    -----------
                 Total long-term capital lease obligation.........  $     2,975
                                                                    ===========

Outstanding Notes Payable
Effective May 1, 2003, we restructured our then expiring revolving credit facility agreement with a financial institution. Under the new agreement, our then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan ("term loan") and a $197,800 advance loan ("advance loan"). The term loan accrues interest at a fixed rate of 15% per annum and is to be repaid through the financial institution's retention of the first $75,000 of each month's assigned accounts receivable collections. The advance loan accrued interest at 15% and was repaid on March 31, 2004, through the financial institution's additional retention of 25% of each month's assigned accounts receivable collections over and beyond the initial $75,000 in collections retained to service the term loan. On March 31, 2004, the financial institution became entitled to retain ten percent of all subsequently collected accounts receivable, subject to a limitation of ten percent of the term loan's then outstanding balance, with the aggregate retentions to be returned to us upon our full repayment of the term loan. As of September 30, 2004, $50,696 had been retained and was being held in an escrow account. The term loan is secured and collateralized by our cash and cash equivalents, accounts receivable, inventory, property and equipment and intellectual property. Should any category of collateral fall below specified percentages and margins, the financial institution will be entitled to retain additional accounts receivable collections sufficient to restore such percentages and margins. Any principal and accrued interest balances remaining on the term loan will be due and payable as a lump sum on April 1, 2005. The remaining term loan may be prepaid at any time, without penalty, at our option. The outstanding principal balance of this note payable was $967,932 and $1,169,031 at September 30, 2004 and June 30, 2004, respectively.

In consideration for extending the above loans, we agreed to pay the financial institution an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remains unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of our common stock. During fiscal 2004, we issued 2,593,333 shares of common stock as partial payment of the annual fee for the May 1, 2004 through April 30, 2005 period and a balance of approximately $24,500 remains payable at September 30, 2004.

In November 2004, a principal stockholder of our Company entered into an agreement with the above financial institution, under which the financial institution assigned to the principal stockholder all of their right, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323.

Subsequently, we and the new note holder entered into a series of amendments to the note payable and loan documents under which the following terms were modified:

         o the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,415;

         o $974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to us $750,000;

         o $974,708 of the increase is to be funded by December 31, 2004 (subject to the satisfaction of certain conditions precedent);

         o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006;

         o we paid a commitment fee to induce the principal stockholder to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per, subject to adjustment; and

         o we agreed to file a registration statement covering the shares issuable under the commitment fee note.

Currently Outstanding Convertible Debt Obligations
From June 2001 through November 2001, we issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder at September 30, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at September 30, 2004), (ii) are convertible at the option of the holders into common stock at a stated rate of $0.10 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.10 per common share (limited to 9.99% ownership). We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the issuance of the amended and restated procmissoty note discussed above, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced to $0.05 per share.

September 2003 Issuances
On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures from which we received $3,067,000 in net cash proceeds. These debentures, which have an aggregate principal face amount of $0 at September 30, 2004, (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at our option in either cash or authorized and unissued shares of its common stock. The debentures were convertible at the option of the holders at a stated rate of $0.13 per share and were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. A registration statement filed with the United States Securities and Exchange Commission ("SEC") registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

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

In July 2004, the remaining principal balance from the September issuance of $199,376 and related interest of $7,778 was converted into 2,468,004 shares of our common stock. As of September 30, 2004, no further convertible debenture principal or accrued interest remaining outstanding related to the September 2003 issuance.

The remaining principal balance from the September issuance of $199,376 at June 30, 2004 was subsequently converted during the first quarter of fiscal 2005, resulting in no further convertible debenture principal or interest related to the September 2003 issuance outstanding as of this date.

February 2004 Issuances
On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures from which we received $2,077,592 in net cash proceeds. After conversions, these debentures have an aggregate principal face amount of $1,797,000 at September 30, 2004, become due and payable on February 19, 2006. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The debentures are convertible at a conversion price of $0.05 per share. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any particants' beneficial ownership of 4.9% or more of our then outstanding common shares.

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

On March 22, 2004, we filed a registration statement with the United States Securities and Exchange Commission ("SEC") registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. We also agreed to seek stockholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Stockholder approval to increase the number of authorized common shares to 750 million was obtained on April 28, 2004.

Investors in the February 19, 2004, financing were granted the option to purchase up to an additional $1,220,000 of convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. This option expired on October 28, 2004.

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

March 2004 Issuance
In March 2004, we issued an unsecured convertible debenture in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at September 30, 2004.

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized over the respective lives of the underlying debentures. The aggregate unamortized debt discount amounted to $2,367,550 and $3,332,415 at September 30, 2004 and June 30, 2004, respectively.

The remaining $5,637,000 in principal of the Company's outstanding convertible debentures at September 30, 2004, mature during the Company's fiscal years ending as follows:

                 FISCAL YEARS ENDING JUNE 30,                        PRINCIPAL
                 ---------------------------------------------------------------
                 2005.............................................  $         -
                 2006.............................................    1,797,000
                 2007.............................................    3,840,000
                                                                    ------------
                 Total principal payments.........................  $ 5,637,000
                                                                    ============

Off-Balance Sheet Liabilities
Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

o        Any obligation under certain guarantee contracts;

o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Contractual  Obligations
The following table sets forth our contractual obligations as of September 30, 2004:

             Contractual Obligations                                     Payments Due by Period
  -------------------------------------------  -----------------------------------------------------------------
                                                  Less than                              3-5         More than
                                    Total          1 year           1-3 Years            Years         5 Years
                                -------------  ------------       ------------         ---------     -----------
  Long Term Debt (1)            $   6,604,932  $    967,932       $  5,637,000  (2)    $       -     $         -
  Capital Lease Obligations            39,469        36,494              2,975                 -               -
  Operating Lease Obligations
                                       69,367        43,282             18,252             7,833               -
  Purchase Obligations                473,248       473,248  (3)             -                 -               -
                                -------------  ------------       ------------         ---------     -----------
  Total                         $   7,187,016  $  1,520,956       $  5,658,227         $   7,833     $         -
                                =============  ============       ============         =========     ===========

(1)  Amounts do not include interest to be paid.
(2) Consists of convertible debentures that are convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 as of the date of this filing.
(3) Consists of purchase commitments made under a contract for our targeted radio advertising campaign. Although we are contractually obligated to continue the radio advertising campaign through January 7, 2005, due to cash flow constraints we ceased placing media ads in mid-September 2004. Unless the advertising agent is able to find substitute sponsors for our committed advertising spot times, we may be required to pay for the remaining obligation of $473,248 in addition to the $391,000 accrued at September 30, 2004.

Consolidated Cash Flows
Our operating activities utilized $338,957 in cash and cash equivalents during the fiscal 2005 first quarter, a decrease of $1,284,976, or 79.1%, from the $1,623,933 in cash and cash equivalents utilized during our fiscal 2004 first quarter. On a comparative quarter-to-quarter basis, our lower utilization substantially reflects the positive cash flow effects of adding back increased non-cash charges, increased accounts payable and accrued liabilities after considering non-cash items, and decreased prepaid expenses. Partially offsetting the preceding was our increased net loss and the negative cash flow effects of increased accounts receivable and inventories.

There were no cash flow effects from investing activities during the quarters ended September 30, 2004 or 2003.

Our financing activities utilized $229,689 in cash and cash equivalents during the fiscal 2005 first quarter, a $1,440,297 or 119.0% increase compared to the $1,210,608 in cash and cash equivalents provided by financing activities during our fiscal 2004 first quarter. Our fiscal 2005 first quarter reflects repayments made on our note payable and capital leases, as well as, an increase in restricted cash and cash equivalents. Our 2004 fiscal first quarter reflects the receipt of the non-escrowed portion of the net cash proceeds received from our issuance of convertible notes being slightly offset by principal payments on our outstanding capital lease obligations and notes payable.

As a result of the foregoing, our cash and cash equivalents decreased by $568,646 to $21,550 at September 30, 2004 as compared with $590,196 at June 30, 2004.

Planned Capital Expenditures
We have no significant planned capital expenditures for fiscal 2005.

OTHER MATTERS

Seasonal and Inflationary Influences
We have historically experienced certain seasonal sales influences consistent with our initial expectations. In particular, we had expected, absent materially adverse economic or counter-acting events, that our fiscal second quarter ending December 31 would slightly benefit from increased orders by retailers for the holiday shopping season. This trend was not reflected in the previous fiscal year and we remain uncertain as to whether this seasonality will continue in the future. To date, we have not been materially impacted by inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk
We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at September 30, 2004, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2005, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

         o Impairment of Long-Lived Assets. Our long-lived assets consist primarily of various patents for technology utilized in our cholesterol monitors, as well as, currently unutilized technology for the measurement of cholesterol in its component parts. On a quarterly basis, we evaluate the value of our patents for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. Factors considered by management in its review of the value of patents include the status of current litigation surrounding our most significant patent, likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. Our estimates of an asset's related future cash flows are inherently subjective and actual results could vary from our estimated outcome, including expected outcomes of the current litigation surrounding our most significant patent. In August 2004, the Court of Appeals ruled in our favor and remanded the matter back to the District Court for a new hearing. Should the courts not rule in our favor, we would most likely be required to reduce the valuation of this patent which could have a material impact on our consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES
As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.


PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

In November 2004, a principal stockholder of our Company entered into an agreement with the holder of our note payable, under which the holder assigned to the principal stockholder all of their right, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323.

Subsequently, we and the new note holder entered into a series of amendments to the note payable and related loan documents under which the following terms were modified:

         o the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,415;

         o $974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to us $750,000;

         o $974,708 of the increase is to be funded by December 31, 2004 (subject to the satisfaction of certain conditions precedent);

         o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006;

         o we paid a commitment fee to induce the principal stockholder to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per, subject to adjustment; and we agreed to file a registration statement covering the shares issuable under the commitment fee note.

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION


10.1 Amended and Substituted Promissory note dated November 12, 2004 in favor of RAB Special Situations LP (1)
10.2 Amended and Restated Loan and Security Agreement dated November 12, 2004 with RAB Special Situations LP (2)
10.3     Amendment Agreement dated November 12, 2004 with RAB Special
         Situations LP (3)
10.4 Convertible Term Note dated November 12, 2004 in favor of RAB Special Situations LP (4)
10.5     Registration Rights Agreement dated November 12, 2004 with RAB
         Special Situations LP (5)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
------------------------------------
** Filed herewith.

(1) Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.
(2) Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.
(3) Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.
(4) Filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.
(5) Filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 15th day of November 2004.


                                     LIFESTREAM TECHNOLOGIES, INC.

                               By:         /s/ Nikki Nessan
                                                   Nikki Nessan
                                          Chief Financial and Accounting Officer