Form 10QSB
period 2004-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2005-02-22
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 21, 2005, the registrant had 237,168,735 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
           as of December 31, 2004 and June 30, 2004........................ 1

         Condensed Consolidated Statements of Operations
           for the three and six months ended
           December 31, 2004 and December 31, 2003.......................... 2

         Condensed Consolidated Statements of Cash Flows
           for the six months ended December 31, 2004 and
           December 31, 2003................................................ 3

         Notes to Interim Condensed Consolidated Financial Statements......  4

Item 2.  Management's Discussion and Analysis or Plan of Operation......... 13

Item 3.  Controls and Procedures........................................... 24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 24

Item 4.  Submission of Matters to a Vote of Security Holders............... 24

Item 5.  Other Information................................................. 24

Item 6.  Exhibits.......................................................... 25

Signatures................................................................. 25

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,        JUNE 30,
                                                                                     2004              2004
                                                                                 ------------      ------------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents ...............................................     $    759,626      $    590,196
   Restricted cash held in escrow (Note 6) .................................               --            25,293
   Accounts receivable, net ................................................          461,506           495,460
   Inventories, net (Note 4) ...............................................          779,628           749,304
   Prepaid expenses ........................................................           97,957           164,912
                                                                                 ------------      ------------
        Total current assets ...............................................        2,098,717         2,025,165
Deferred financing costs, net (Notes 6 and 7) ..............................        1,097,665           609,467
Patent rights, net (Note 9) ................................................          400,002           480,002
Property and equipment, net ................................................          246,849           339,207
Other ......................................................................            9,236           158,336
                                                                                 ------------      ------------
        Total assets .......................................................     $  3,852,469      $  3,612,177
                                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT (NOTE 2)
Current liabilities:
   Accounts payable ........................................................     $  1,055,333      $    940,889
   Accrued liabilities (Note 5) ............................................          769,619           827,795
   Capital lease obligations ...............................................           28,242            28,148
   Note payable (Note 6) ...................................................          800,000         1,169,031
                                                                                 ------------      ------------
        Total current liabilities ..........................................        2,653,194         2,965,863
Capital lease obligations ..................................................            4,814             5,880
Note payable (Note 6) ......................................................        2,069,740                --
Convertible debentures, principal face amounts of $5,837,000 and $6,036,376,
respectively (Note 7) ......................................................        4,217,031         2,703,961
                                                                                 ------------      ------------
        Total liabilities ..................................................        8,944,779         5,675,704
                                                                                 ------------      ------------
Commitments and contingencies (Notes 6, 7, 10 and 11)

Stockholders' deficit (Note 8):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued  or outstanding ................................................               --                --
   Common stock, $.001 par value; 750,000,000 shares authorized; 210,068,735
     and 181,341,686 issued and outstanding, respectively ..................          210,069           181,342
   Additional paid-in capital ..............................................       55,686,772        54,425,383
   Accumulated deficit .....................................................      (60,989,151)      (56,670,252)
                                                                                 ------------      ------------
        Total stockholders' deficit ........................................       (5,092,310)       (2,063,527)
                                                                                 ------------      ------------
        Total liabilities and stockholders' deficit ........................     $  3,852,469      $  3,612,177
                                                                                 ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           --------------------------------      --------------------------------
                                                            DECEMBER 31,      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                2004              2003               2004               2003
                                                           -------------      -------------      -------------      -------------
Net sales .............................................    $     773,329      $     787,052      $   1,658,467      $   1,412,526
Cost of sales .........................................          537,575            658,536          1,190,381          1,085,672
                                                           -------------      -------------      -------------      -------------
Gross profit ..........................................          235,754            128,516            468,086            326,854
                                                           -------------      -------------      -------------      -------------
Operating expenses:
      Sales and marketing .............................          136,756            713,468            722,370            845,386
      General and administrative ......................          564,941            666,514          1,265,614          1,363,928
      Product research and development ................           19,088             24,523             29,707             27,991
      Depreciation and amortization ...................           96,483             76,820            189,486            156,133
      Loss on disposal of equipment ...................               --                 --                 --             87,756
                                                           -------------      -------------      -------------      -------------
Total operating expenses ..............................          817,268          1,481,325          2,207,177          2,481,194
                                                           -------------      -------------      -------------      -------------
Loss from operations ..................................         (581,514)        (1,352,809)        (1,739,091)        (2,154,340)
                                                           -------------      -------------      -------------      -------------
Non-operating income (expenses):
     Amortization of convertible debt discount (Note 7)         (747,581)          (995,547)        (1,712,446)        (1,383,219)
     Amortization of deferred financing costs (Notes 6
         and 7) .......................................         (270,962)          (155,785)          (461,219)          (213,368)
     Interest and financing expenses (Notes 6 and 7) ..         (231,373)          (261,871)          (406,143)          (459,936)
     Gain on unexercised option and purchase agreement
       (Note 9) .......................................               --                 --                 --            250,000
                                                           -------------      -------------      -------------      -------------
Total non-operating expenses, net .....................       (1,249,916)        (1,413,203)        (2,579,808)        (1,806,523)
                                                           -------------      -------------      -------------      -------------
Net loss ..............................................    $  (1,831,430)     $  (2,766,012)     $  (4,318,899)     $  (3,960,863)
                                                           =============      =============      =============      =============
Net loss per share - Basic and diluted (Note 3) .......    $       (0.01)     $       (0.03)     $       (0.02)     $       (0.04)
                                                           =============      =============      =============      =============
Weighted average number of shares - Basic and diluted
   (Note 3) ...........................................      205,946,996        102,553,484        200,558,805         99,271,612
                                                           =============      =============      =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                             ----------------------------
                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                2004             2003
                                                                             -----------      -----------
OPERATING ACTIVITIES:
   Net loss ............................................................     $(4,318,899)     $(3,960,863)
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .....................................         189,486          156,133
     Loss on disposal of equipment .....................................              --           87,756
     Amortization of deferred financing costs (Notes 6 and 7) ..........         461,219          213,368
     Amortization of discount on convertible debentures (Note 7) .......       1,712,446        1,383,219
     Provision for doubtful accounts ...................................         235,682           32,726
     Increase in inventory valuation allowance (Note 4) ................           6,410          163,281
     Other .............................................................              --          (15,357)
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services (Note 8) .....................         129,600          183,898
    Beneficial conversion feature of convertible debt issued (Note 6) ..          72,600               --
   Net changes in assets and liabilities:
     Accounts receivable ...............................................        (201,728)        (461,702)
     Inventories (Note 4) ..............................................         (36,734)         461,549
     Prepaid expenses ..................................................          66,955         (597,247)
     Accounts payable ..................................................         302,534       (1,379,244)
     Accrued liabilities (Note 5) ......................................         142,274          372,503
     Deferred income (Note 9) ..........................................              --         (250,000)
     Other non-current assets ..........................................         149,100           66,976
                                                                             -----------      -----------
          Net cash used in operating activities ........................      (1,089,055)      (3,543,004)
                                                                             -----------      -----------
INVESTING ACTIVITIES:
   Capital expenditures ................................................              --           (1,685)
                                                                             -----------      -----------
          Net cash used in investing activities ........................              --           (1,685)
                                                                             -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of note payable, net of debt issuance costs of
      $449,417 and $283,000, respectively  (Note 7) ....................       1,500,000        3,067,000
   Principal payments of capital lease obligations .....................         (18,100)        (136,344)
   Principal payments of notes payable (Note 6) ........................        (248,708)        (392,067)
   Decrease in restricted cash equivalent (Note 6) .....................          25,293               --
                                                                             -----------      -----------
          Net cash provided by financing activities ....................       1,258,485        2,538,589
                                                                             -----------      -----------
Net decrease in cash and cash equivalents ..............................         169,430       (1,006,100)
Cash and cash equivalents at beginning of period .......................         590,196        1,370,126
                                                                             -----------      -----------
Cash and cash equivalents at end of period .............................     $   759,626      $   364,026
                                                                             ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ..............................................     $    62,500      $   144,903

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes and the fair value of accompanying detachable
      stock warrants (Note 7) ..........................................     $        --      $ 3,350,000
   Assets acquired through capital lease obligation ....................     $    17,128      $        --
   Issuance of convertible note payable for loan commitment fees .......     $   500,000      $        --
   Issuance of common stock in exchange for:
     Conversion of convertible debt and accrued interest (Note 7) ......     $   707,154      $ 1,979,241
     Payment of accounts payable and accrued expenses ..................     $   380,761      $        --

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

The Company is addressing its ability to continue as a going concern, as well as its sales, gross margins and operating expenses, by among other things, the following:

      o During the Company's fiscal year ended June 30, 2004, the Company completed three private placement offerings totaling $6,225,000 in unsecured convertible debentures from which it received $5,244,592 in net cash proceeds;

      o On November 8, 2004, the Company's outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of the Company's common stock as of December 31, 2004. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

      o  Developing additional products for possible introduction to the market;

      o Sponsoring a continuing education program to broaden awareness and educate pharmacists on the benefits of its products;

      o Developing a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions;

      o Conducting marketing activities as funds are available, including a television commercial test which began in January 2005;

      o Continuing to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitoring and the FDA's consideration of over the counter cholesterol-lowering drugs; and

      o Continuing to operate with a core staff of only 18 employees while implementing cost-cutting measures to maintain personnel levels and decrease administrative costs.

The Company's short-term sources of capital are dependent on its ability to defer its long-term debt payments. The Company generally funds its operations with a combination of deferring its trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. The Company expects to continue to require additional equity or debt financings as its source of capital as it does not have sufficient operating revenues or cash to fund operations. Should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which it may not recover. As such, substantial doubt regarding the Company's ability to continue as a going concern remains as of the date of this report.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior period have been reclassified to be consistent with the current period's presentation.

Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At December 31, 2004 and 2003, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 154,184,518 and 83,304,128 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ----------------------------      ----------------------------
                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              2004             2003             2004             2003
                                           -----------      -----------      -----------      -----------
Net loss, as reported ..................   $(1,831,430)     $(2,766,012)     $(4,318,899)     $(3,960,863)

Add: SFAS No. 123 compensation expense..      (285,780)        (511,764)        (351,623)        (657,634)
                                           -----------      -----------      -----------      -----------

Pro forma net loss .....................    (2,117,210)      (3,277,776)      (4,670,522)      (4,618,497)
                                           ===========      ===========      ===========      ===========

Net loss per share:

    Basic and diluted  - as reported....         (0.01)           (0.03)           (0.02)           (0.04)
                                           ===========      ===========      ===========      ===========

    Basic and diluted - pro forma ......         (0.01)           (0.03)           (0.02)           (0.05)
                                           ===========      ===========      ===========      ===========

Revenue Recognition

The Company generates revenue primarily from sales of its cholesterol monitors and dry-chemistry test strips utilized in its cholesterol monitors. The Company recognizes a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 ("SAB 104") have been met as follows:

      o Pervasive evidence of an arrangement exists - The Company requires a purchase order from its customers for each sale prior to shipment of product.

      o Delivery has occurred - The Company does not recognize revenue until the product is shipped and all material risks and rewards of ownership are concurrently transferred to the customer. In limited instances, the Company may enter into "pay-on-scan" sales arrangements whereby the risk of ownership does not transfer to the customer until the customer has sold the product to a third party (the consumer). In these limited instances, revenue is not recognized until the Company has been notified by the customer that the product has been sold to the consumer.

      o Seller's price to the buyer is fixed or determinable - The Company requires the sales price to be detailed on the customers purchase order, which may not be changed after acceptance.

      o Collection of the related receivable is reasonably assured - The Company must determine that collection of the related account receivable is reasonably assured prior to recognition of revenue. The Company makes estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from its customers.

Segment Reporting

The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

Recently Adopted Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs ("SFAS No. 151"), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 - "Inventory Pricing". SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. The Company is required to adopt SFAS No. 151 for the first quarter of fiscal year 2006 and does not expect the adoption to have a material impact on the consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options' vesting period. The Company is required to adopt SFAS No. 123(R) for the first quarter of fiscal year 2006 and has not yet assessed the impact that this new standard will have on the Company's consolidated financial statements.

4.    INVENTORIES, NET

Inventories, net, consist of the following:

                                        DECEMBER 31, 2004     JUNE 30, 2004
                                        -----------------     -------------
Raw materials ......................        $ 425,900           $ 444,880
Work in process ....................           68,691              80,814
Finished goods .....................           37,447             176,971
Finished goods at retail locations..          274,937              67,576
                                            ---------           ---------
                                              806,975             770,241
Less valuation allowance ...........          (27,347)            (20,937)
                                            ---------           ---------
Inventories, net ...................        $ 779,628           $ 749,304
                                            =========           =========

5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                          December 31, 2004    June 30, 2004
                                                          -----------------    -------------
Accrued royalties payable .............................        $257,535          $257,535
Accrued sales returns, including warranty obligations..         207,876           238,064
Accrued interest payable ..............................         252,316           138,759
Accrued wages, benefits and related taxes .............          42,379           184,784
Accrued other .........................................           9,513             8,653
                                                               --------          --------
Total accrued liabilities .............................        $769,619          $827,795
                                                               ========          ========

6.    NOTE PAYABLE

Effective May 1, 2003, the Company renewed its expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005.

In November 2004, RAB Special Situations LP, a beneficial owner of approximately 9.99% of the Company's common stock as of December 31, 2004, entered into an agreement with the above financial institution, under which the financial institution assigned to the stockholder all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution as additional collateral under the terms of note payable were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

Subsequently, the Company and the assignee entered into a series of amendments to the note payable and related loan documents under which the following terms were modified:

      o the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,417;

      o $974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to the Company of $750,000;

      o $974,708 of the increase was funded December 15, 2004 resulting in an additional $750,000 in net cash proceeds to the Company;

      o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006;

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    NOTE PAYABLE (CONTINUED)

      o the Company paid a commitment fee to induce the assignee to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at the Company's option, in shares of its common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment;

      o the Company agreed to use its best efforts to file a registration statement with the United States Securities and Exchange Commission ("SEC") covering the resale of the shares issuable under the commitment fee note; and

      o the note payable continues to be secured by substantially all of the assets of the Company.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized over the life of the amended note payable and is reflected as "amortization of deferred financing costs" on the consolidated statement of operations.

7.    CONVERTIBLE DEBENTURES

June through November 2001 Issuances

From June 2001 through November 2001, the Company issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder (RAB Special Situations LP) at December 31, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at December 31, 2004), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company's issuance of the amended and restated promissory note discussed in Note 6, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 charge to financing expense related to the beneficial conversion feature.

Subsequent to December 31, 2004, the holder converted $860,000 of the above notes payable and $190,000 in related accrued interest into shares of the Company's common stock.

September 2003 Issuances

On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures to eight investors from which it received $3,067,000 in net cash proceeds. The debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at the Company's option in either cash or authorized and unissued shares of its common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Holders could not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    CONVERTIBLE DEBENTURES (CONTINUED)

In July 2004, the remaining principal balance from the September issuance of $199,376 and related interest of $7,778 was converted into 2,468,004 shares of the Company's common stock. There are no further convertible debenture principal or accrued interest remaining outstanding related to the September 2003 issuance.

February 2004 Issuances

On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of the Company's then outstanding common shares. These debentures have an aggregate principal face amount of $1,375,000 at December 31, 2004 and become due and payable on February 19, 2006.

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

On March 22, 2004, the Company filed a registration statement with the SEC registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. The Company also agreed to seek stockholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Stockholder approval to increase the authorized common shares to 750 million was obtained on April 28, 2004. Investors in the February 19, 2004, financing were granted the option to purchase up to an additional $1,220,000 of convertible debentures and warrants with terms and conditions substantially identical to those applicable to the February 19, 2004, transaction. This option expired on October 28, 2004.

The agreements entered into in connection with the February 19, 2004 transaction required that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder has a right of first refusal to participate in any new equity financing transaction undertaken through June 10, 2005.

March 2004 Issuance

In March 2004, the Company issued an unsecured convertible debenture to an existing shareholder and beneficial owner of approximately 3.6% of the Company's common shares as of December 31, 2004, in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at December 31, 2004.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    CONVERTIBLE DEBENTURES (CONTINUED)

November 2004 Issuance

As discussed in Note 6, in November 2004, the Company paid a commitment fee to induce RAB Special Situations LP, a principal stockholder to enter into a series of amendments to an existing note payable. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at the Company's option, in shares of its common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment.

The $500,000 commitment fee is included in deferred financing costs and is being amortized over the life of the amended note payable. The Company agreed to file a registration statement covering the shares issuable under the commitment fee note.

The remaining $5,837,000 in principal of the Company's outstanding convertible debentures at December 31, 2004, mature during the Company's fiscal years ending as follows:

            FISCAL YEARS ENDING JUNE 30,     PRINCIPAL
            ----------------------------    ----------
            2005 .....................      $       --
            2006 .....................       1,497,000
            2007 .....................       4,340,000
                                            ----------
            Total principal payments..      $5,837,000
                                            ==========

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of convertible debt discount" on the consolidated statement of operations. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows as of December 31, 2004:

                                    AMORTIZATION EXPENSE FOR THE    AMORTIZATION EXPENSE FOR THE
                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                    ----------------------------    ----------------------------
                    ORIGINAL DEBT   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
   ISSUANCE DATE      DISCOUNT         2004            2003            2004            2003
   -------------    -------------   ------------    ------------    ------------    ------------
June -Nov. 2001..   $ 5,211,200     $   297,030     $   561,879     $   625,577     $   887,514
September 2003...     3,350,000              --         433,668         128,542         495,705
February 2004....     2,775,000         429,798              --         914,236              --
March 2004.......       122,000          20,753              --          44,091              --
                    -----------     -----------     -----------     -----------     -----------
                    $11,458,200     $   747,581     $   995,547     $ 1,712,446     $ 1,383,219
                    ===========     ===========     ===========     ===========     ===========

The remaining debt discount of $1,619,969 related to the Company's outstanding convertible debentures at December 31, 2004, is expected to amortize to expense during the Company's fiscal years ending as follows:

                                                DISCOUNT
            FISCAL YEARS ENDING JUNE 30,      AMORTIZATION
            ----------------------------      ------------
            2005 (Remaining) .............     $  909,087
            2006 .........................        710,882
                                               ----------
            Total discount amortization...     $1,619,969
                                               ==========

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCKHOLDERS' DEFICIT

General

The Company is restricted under Nevada corporate law from declaring any dividends to stockholders due to current working capital and stockholders' deficits.

The Company's stockholders elected to increase its authorized common shares from 100 million to 250 million and 750 million at special stockholders' meetings held on December 1, 2003 and April 28, 2004, respectively.

Common Shares Issued In Payment of Accrued Interest and
Upon Conversion of Convertible Debenture

In November 2004, the Company issued 6,000,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $300,000.

Common Shares Issued for Services

In October 2004, the Company issued 4,800,000 shares of its common stock to a consultant in consideration of $129,600 in services rendered under a three-month agreement dated September 8, 2004, to develop and implement an investor awareness and communication program.

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

Patent Litigation

The Company was the plaintiff in patent infringement litigation, in which the Company alleged willful patent infringement. The defendants brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and had asserted unspecified general damages. In May 2003, the District Court ruled against our assertion of patent infringement. The Company timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and in August 2004, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for a new hearing. Following the remand, the Company returned to settlement negotiations with the defendant. In November 2004, the Company entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, the Company granted the defendant a license to utilize its patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply the Company with dry-chemistry test strips used in the Company's current cholesterol monitor. If no supply agreement is reached, the license will become fully paid and unencumbered after December 31, 2007, however if a supply agreement is reached with the defendant, the license terminates on August 4, 2012, upon expiration of the patent. As such, based on the status of continuing negotiations during the first quarter of fiscal 2005, the Company reduced the estimated useful life of its patent from six to three years as the supply agreement is not currently being negotiated.

Royalty Obligation Dispute on Proprietary Optics Technology

The Company licensed the use of proprietary optics technology previously utilized in its predecessor cholesterol monitor from a principal vendor in exchange for payment of a royalty to the vendor for each monitor manufactured with the optics technology. Beginning in October 2002, the Company developed and began utilizing its own proprietary optics technology in its current cholesterol monitor. In October 2002, the Company ceased accruing and paying the royalty obligation as the Company viewed the re-engineered optics technology used in its current cholesterol monitor as being proprietary to the Company. The vendor

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   CONTINGENCIES (CONTINUED)

asserted in a letter to the Company that the subject optics technology was, in their opinion, still subject to royalties under the licensing agreement. Negotiations are currently ongoing and the Company has recorded a liability in the amount of $257,535, which it believes is necessary for full and final settlement of this matter based on the latest negotiations. The Company believes that any incremental royalty obligation resulting from these negotiations would not be material to the Company's expected future consolidated financial statements, however no assurances can be given.

Compensating Payment Provision with Principal Vendor

The Company's contract with the supplier of its dry-chemistry total cholesterol test strips contains a provision that requires the Company to make minimum annual purchases and requires certain compensating payments in the event the Company fails to meet the minimum purchase requirements. As the Company has not met these minimum purchase commitments, the vendor increased the price of the test strips by 10%. Should the Company continue to not meet these minimum purchase requirements, the vendor could require the Company to make additional compensating payments. The dollar amount of such future payments, if any, is currently indeterminable.

11.   SUBSEQUENT EVENT

Effective February 1, 2005, the Company entered into an Intellectual Property and Capital Interest Agreement ("Agreement") with an unrelated third party ("purchaser"). The Agreement assigns certain unutilized intellectual property rights owned by the Company's wholly-owned subsidiary, Secured Interactive Technologies, Inc. Once the purchaser completes its first round of financing, the intellectual property will be transferred to the purchaser and the Company will receive as consideration preferred stock of the purchaser, representing a 49% equity ownership. Upon completion of the purchaser's second round of financing, a portion of the Company's preferred ownership in the purchaser will be converted into common shares of the purchaser and the Company becomes obligated to reduce its equity ownership in the purchaser to 30% through sales of the preferred stock to as yet unidentified and unrelated third parties. If the purchaser is unable to complete its first round of financing by July 31, 2005, the Agreement will automatically terminate unless extended by both parties.

In connection with this assignment, the Company agreed to allow its president and chief executive officer, Christopher Maus, to serve as a director and assist the purchaser in the initial phases of product development and rollout for an undetermined period of time. Mr. Maus will receive compensation from the purchaser during the period that he serves as a director of the purchaser. Mr. Maus and the Company believe that Mr. Maus will remain available to devote the majority of his time to the Company and no adjustment is being made to Mr. Maus' current compensation from the Company, the amount of which had previously been reduced by mutual agreement as a cost cutting measure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our current cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economical environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Business," "Item 6 - Management's Discussion and Analysis or Plan of Operation," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the SEC that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

During the first half of fiscal 2005 we were successful in the following areas:

      o Increased our net revenue 17% over the same period of the prior year while maintaining personnel levels and decreasing administrative costs;

      o Successfully aired on a national shopping network with our product being the best selling product in its category for the 24 hour period in which it was presented;

      o Continued to implement our targeted radio advertising campaign through the middle of September, at which time all media ads were ceased due to cash flow constraints;

      o Developed a commercial for television broadcasting on a test basis beginning in January 2005;

      o Continued to support a large pharmaceutical company in the efforts to bring cholesterol-lowering drugs over the counter, and

      o Developed a second cholesterol monitor prototype for consideration in bringing a new consumer product to the market.

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our primary focus continues to be to increase consumer awareness of the benefits of our products through increased distribution, development of new products, educating pharmacists, and the use of lower-cost marketing campaign tests while seeking additional funding in order to continue conducting more significant marketing activities.

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

We are addressing our ability to continue as a going concern, as well as our sales, gross margins and operating expenses, by among other things, the following:

      o During our fiscal year ended June 30, 2004, we completed three private placement offerings totaling $6,225,000 in unsecured convertible debentures from which we received $5,244,592 in net cash proceeds;

      o On November 8, 2004, our outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of our common stock as of December 31, 2004. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

      o  Developing additional products for possible introduction to the market;

      o Sponsoring a continuing education program to broaden awareness and educate pharmacists on the benefits of our products;

      o Developing a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions;

      o Conducting marketing activities as funds are available, including a television commercial test which began in January 2005;

      o Continuing to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitor the FDA's consideration of over the counter cholesterol-lowering drugs; and

      o Continuing to operate with a core staff of only 18 employees while implementing cost-cutting measures to maintain personnel levels and administrative costs.

Our short-term sources of capital are dependent on our ability to defer our long-term debt payments. We generally fund our operations with a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. We expect to continue to require additional equity of debt financings as our source of capital. We currently do not have sufficient operating revenues or cash to fund operations. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales for the fiscal quarter ended December 31, 2004 ("fiscal 2005 second quarter"), were $773,329, a decrease of $13,723, or 1.7%, as compared to $787,052 for the fiscal quarter ended December 31, 2003 ("fiscal 2004 second quarter"). For the six months ended December 31, 2004 ("fiscal 2005 first half"), our consolidated net sales were $1,658,467, an increase of $245,941, or 17.4%, as compared to $1,412,526 for the six months ended December 31, 2003 ("fiscal 2004 first half"). Consolidated net sales for our fiscal 2005 second quarter were comparable to the fiscal 2004 second quarter. We attribute the increase of $245,941 in our fiscal 2005 first half net sales over our fiscal 2004 first half net sales to sales of approximately $348,000 to a national television network that featured our products on several shows during the first half of 2005 as compared to only approximately $46,000 during our fiscal 2004 first half. This increase in sales to the national television network is offset by a decrease in sales of approximately $141,000 related to ceasing our relationship with a major customer during the first 2005 fiscal quarter due to this customer's nonpayment of certain invoices due. This major customer had accounted for approximately 10% of revenues during the fiscal year ended June 30, 2004.

Consolidated cost of sales were $537,575 for our fiscal 2005 second quarter, a decrease of $120,962, or 18.4%, as compared to consolidated cost of sales of $658,536 for our fiscal 2004 second quarter. The improvement in our 2005 second quarter cost of sales is due to an $186,000 inventory obsolescence expense to increase the allowance for obsolete inventory recorded during the second quarter of 2004. This specific inventory reserve was made due to our decision to suspend sales of a batch of test strips expiring in May 2004 due to the short term in which our consumers would be able to utilize the test strips. This improvement in the cost of goods sold in the fiscal 2005 second quarter is offset by a $75,649 decrease in a positive material variance experienced during the second quarter of fiscal 2004, but not during the second quarter of fiscal 2005. The positive material variance experienced during the second quarter of fiscal 2004 relates to cholesterol monitors received at a discounted price from our previous manufacturer upon closure of its manufacturing plant. The positive material variance was recorded as a reduction of cost of goods sold as revenue was recognized related to these specific units.

For our fiscal 2005 first half, our consolidated cost of sales were $1,190,381, an increase of $104,709, or 9.6%, as compared to a consolidated cost of sales of $1,085,672 for our fiscal 2004 first half. Increased sales volume accounts for $203,099 of this increase, while an additional $86,307 of the increase is attributable to the positive material variance resulting from discounted pricing received from our previous manufacturer on certain units of our cholesterol monitor as discussed above. These increases are offset by a decrease in our allowance for obsolete inventory related to the test strips noted above, resulting in an improvement to our cost of goods sold of $197,586 during the fiscal 2005 first half over the fiscal 2004 first half.

As a result of the above, we realized a consolidated gross profit of $235,754 for our fiscal 2005 second quarter, an increase of $107,238, or 83.4%, as compared to a consolidated gross profit of $128,516 for our fiscal 2004 second quarter. For our fiscal 2005 first half, our consolidated gross profit was $468,086, an increase of $141,232, or 43.2%, as compared to a consolidated gross profit of $326,854 for our fiscal 2004 first half. Our resulting gross margins for the fiscal 2005 and 2004 second quarters were 30.5% and 16.3%, respectively, and 28.2% and 23.1% for our fiscal 2005 and 2004 first halves, respectively. Our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. If we are unsuccessful in our efforts to timely procure equity or debt financing sufficient to continue to fund these marketing activities during fiscal 2005, the likelihood of us achieving broad market awareness and acceptance of our consumer monitors will be remote.

Consolidated total operating expenses were $817,268 (inclusive of $226,083 in non-cash charges) for our fiscal 2005 second quarter, a decrease of $664,057, or 44.8%, from the $1,481,325 (inclusive of $91,820 in non-cash charges) incurred during our fiscal 2004 second quarter. For our fiscal 2005 first half, our total operating expenses were $2,207,177 (inclusive of $319,086 in non-cash charges), a decrease of $274,017, or 11.0%, from the $2,481,194 (inclusive of $243,532 in non-cash charges) incurred during our fiscal 2004 first half. As further detailed below, the decrease in operating expenses for our fiscal 2005 second quarter and first half is primarily due to a significant radio advertising campaign, which aired from October of 2003 through September 2004. The remaining decrease is due to our continued focus on reducing general and administrative expenses, particularly related to personnel.

Consolidated sales and marketing expenses were $136,756 for our fiscal 2005 second quarter, a decrease of $576,712, or 80.8%, from the $713,468 incurred during our fiscal 2004 second quarter. Approximately $557,000 of this decrease is due to the launch of our radio advertising campaign which was in place for the full second quarter of fiscal 2004 but not during the second quarter of fiscal 2005. For our fiscal 2005 first half, our sales and marketing expenses were $722,370, a decrease of $123,016, or 14.6%, from the $845,386 incurred during our fiscal 2004 first half. Approximately $90,000 of this decrease is due to the radio advertising campaign airing for a full three months during the fiscal 2004 first half, but slightly less than three months during the first fiscal half of 2005. An additional approximately $14,000 of the decrease is due to our conducting of a market research study in fiscal 2004, but not in fiscal 2005.

Consolidated general and administrative ("G&A") expenses were $564,941 for our fiscal 2005 second quarter, a decrease of $101,573, or 15.2%, from the $666,514 incurred during our fiscal 2004 second quarter. Aggregate decreases amounted to $235,593 and were offset by aggregate increases of $133,662. The decreases were primarily attributable to a reduction in salaries and wages due to a decrease in number of employees ($72,276), decreased expenses associated with filing two proxies during the second quarter of fiscal 2005 compared to one proxy during fiscal 2004 ($56,473), decreased shipping costs ($34,284) and decrease in the allowance for doubtful accounts allowance ($31,930). The aggregate increases were primarily attributable to consulting expenses related to a three month investor communication and awareness campaign ($129,600) and increase in general liability coverage and rates ($19,206).

For our fiscal 2005 first half, G&A expenses were $1,265,614, a decrease of $98,314, or 7.2%, from the $1,363,928 incurred during our fiscal 2004 first half. Aggregate decreases amounted to $389,814 and were offset by aggregate increases of $290,704. The decreases were primarily attributable to decreased expenses associated with filing two proxies during the first half of fiscal 2005 and the related expenses associated with a review of one of these proxies by the SEC compared to filing only one proxy during the fiscal 2004 first half ($65,305), a reduction in salaries and wages due to a decrease in number of employees ($74,215), decreased shipping costs ($44,244) and decrease in investor relations and communications consulting fees ($38,000). The aggregate increases were primarily attributable to consulting expenses related to an increase in bad debt expense due to ceasing our relationship with a major customer during the fist 2005 fiscal quarter due to this customer's nonpayment of certain invoices due ($202,243).

Product research and development expenses for both fiscal 2005 second quarter and fiscal 2005 first half were comparable to the similar periods of fiscal 2004.

Non-cash depreciation and amortization expenses were $96,483 for our fiscal 2005 second quarter, an increase of $19,663, or 25.6%, from the $76,820 incurred during our fiscal 2004 second quarter. For our fiscal 2005 first half, non-cash depreciation and amortization expenses were $189,486, an increase of $33,353, or 21.4%, from the $156,133 incurred during our fiscal 2004 first half. These increases primarily are attributable to increased patent amortization due to a decrease in the remaining estimated useful life of a patent from six to three years. This patent has been subject to litigation for several years, however, in November 2004 we entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, we granted the defendant a license to utilize our patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply us with dry-chemistry test strips used in our current cholesterol monitor. If no supply agreement is reached, the license will become fully paid and unencumbered after December 31, 2007, however if a supply agreement is reached with the defendant, the license terminates on August 4, 2012, upon expiration of the patent. As such, based on the status of continuing negotiations during the first quarter of fiscal 2005, we reduced the estimated useful life of our patent from six to three years as the supply agreement is not currently being negotiated.

We incurred an $87,756 loss on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter.

Primarily as a result of the foregoing, our loss from operations for our fiscal 2005 second quarter was $581,514, a decrease of $771,295, or 57.0%, from the $1,352,809 incurred during our fiscal 2004 second quarter. For our fiscal 2005 first half, our loss from operations was $1,739,091, a decrease of $415,249, or 19.3%, from the $2,154,340 incurred during our fiscal 2004 first half.

Non-operating income and expenses primarily consist of amortization of convertible debt discount, interest and financing expenses. Net non-operating expenses were $1,249,916 (inclusive of $1,161,151 in non-cash charges) in our fiscal 2005 second quarter, as compared to net non-operating expenses of $1,413,203 (inclusive of $1,319,419 in non-cash charges) in our fiscal 2004 second quarter resulting in a decrease of $163,287 or 11.6%. This decrease is primarily attributed to a $247,967 decrease in amortization of convertible debt discount due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt discount balance to be amortized. The remaining decrease is primarily due to a $133,538 decrease in interest expense resulting from the reduction of our note payable balance and interest bearing convertible debentures. These decreases are offset by an increase in amortization of deferred financing costs of $115,177 due to the increase in deferred financing costs to be amortized related to amending our outstanding note payable.

For our fiscal 2005 first half, our net non-operating expenses were $2,579,808 (inclusive of $2,380,173 in non-cash charges) as compared to $1,806,523 (inclusive of $1,827,505 in non-cash charges) for our fiscal 2004 first half resulting in an increase of $773,285 or 42.8%. The increase realized for our fiscal 2005 first half primarily was attributable to an increase of $329,227 in amortization of convertible debt discount due to an increase in the amount of debt discount to be amortized from the closing of a convertible debt financing transaction in the third quarter of fiscal 2004. The fiscal 2005 first half increase in non-operating expenses is also due to an increase of $247,851 in amortization of deferred financing costs due to the increase in deferred financing costs to be amortized related to the financing transaction that closed during the third quarter of fiscal 2004, as well as amending our outstanding note payable in the second quarter of fiscal 2005. The fiscal 2005 first half net increase in non-operating expenses is offset by non-operating income of $250,000 received in fiscal 2004 for granting an option to an unrelated third party to purchase a technology patent of the Company's, as well as a decrease in interest expense of $199,029 due to the reduction of our note payable balance, as well as interest bearing convertible debentures.

Primarily as a result of the foregoing, we incurred a net loss of $1,831,430 ($0.01 per basic and diluted share) in our fiscal 2005 second quarter as compared to a net loss of $2,766,012 ($0.03 per basic and diluted share) in our fiscal 2004 second quarter. For our fiscal 2005 first half, we incurred a net loss of $4,318,899 ($0.02 per basic and diluted share) as compared to a net loss of $3,960,863 ($0.04 per basic and diluted share) for our fiscal 2004 first half.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

General

We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. We expect to continue to require additional equity of debt financings as our source of capital. We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders' deficits as of our most recently completed fiscal year ended June 30, 2004 and 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal year ended June 30, 2004 and 2003, that expressed substantial doubt as to our ability to continue as a going concern. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $124,000 and $164,000 at December 31, 2004, and June 30, 2004, respectively.

Our aggregate future obligations under capital lease agreements in existence at December 31, 2004, are as follows:


            Fiscal years ending June 30,
            ----------------------------

            2005 (balance thereof) ......................   $17,672
            2006 ........................................    15,274
            2007 ........................................     2,746
                                                            -------
            Total lease payments ........................    35,692
            Less imputed interest .......................     2,636
                                                            -------
            Present value of net minimum lease payments..    33,056
            Less current maturities .....................    28,242
                                                            -------
            Total long-term capital lease obligation ....   $ 4,814
                                                            =======

Our Outstanding Note Payable

Effective May 1, 2003, we renewed our then expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005.

In November 2004, RAB Special Situations LP (RAB) a beneficial owner of approximately 9.99% of our common stock as of December 31, 2004 entered into an agreement with the above financial institution, under which the financial institution assigned to the stockholder all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution as additional collateral under the terms of note payable were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

Subsequently, we entered into a series of amendments to the note payable and related loan documents under which the new note holder modified the following terms:

      o the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,417;

      o $974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds of $750,000;

      o $974,708 of the increase was funded December 15, 2004 resulting in an additional $750,000 in net cash proceeds;

      o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006;

      o we paid a commitment fee to induce the assignee to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per, subject to adjustment.

      o we agreed to use our best efforts to file a registration statement with the SEC covering the resale of shares issuable under the commitment fee note; and

      o the note payable continues to be secured by substantially all of our assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized over the life of the amended note payable and is reflected as "amortization of deferred financing costs" on the consolidated statement of operations.

Outstanding Convertible Debentures

From June 2001 through November 2001, we issued unsecured convertible debentures, $3,840,000 of which remains outstanding with one debenture holder (RAB Special Situations LP) at December 31, 2004. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at December 31, 2004), (ii) are convertible at the option of the holders into common stock at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the issuance of the amended and restated promissory note discussed above, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 charge to financing expense related to the beneficial conversion feature.

Subsequent to December 31, 2004, the holder converted $860,000 of the above notes payable and $190,000 in related accrued interest into shares of the Company's common stock.

September 2003 Issuances

On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures to eight investors from which we received $3,067,000 in net cash proceeds. These debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at our option in either cash or authorized and unissued shares of its common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

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

February 2004 Issuances

On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which we received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and are being amortized to deferred financing costs over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any particants' beneficial ownership of 4.9% or more of our then outstanding common shares. These debentures have an aggregate principal face amount of $1,375,000 at December 31, 2004 and become due and payable on February 19, 2006.

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

On March 22, 2004, we filed a registration statement with the SEC registering the resale of the common shares underlying the debentures and warrants issued on February 19, 2004, which became effective April 5, 2004. We also agreed to seek stockholder approval to increase the number of authorized common shares to a minimum of 500 million shares before April 30, 2004. Stockholder approval to increase the number of authorized common shares to 750 million was obtained on April 28, 2004.

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

March 2004 Issuance

In March 2004, we issued an unsecured convertible debenture to an existing shareholder and beneficial owner of approximately 3.6% of the Company's common shares as of December 31, 2004, in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at December 31, 2004.

November 2004 Issuance

As discussed above, in November 2004, we paid a commitment fee to induce RAB Special Situations LP, a principal stockholder, to enter into a series of amendments to an existing note payable. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee in included in deferred financing costs and is being amortized over the life of the amended note payable. We agreed to file a registration statement covering the shares issuable under the commitment fee note.

The remaining $5,837,000 in principal of the Company's outstanding convertible debentures at December 31, 2004, mature during the Company's fiscal years ending as follows:

            FISCAL YEARS ENDING JUNE 30,    PRINCIPAL
            ----------------------------  ------------
            2005 .....................    $       --
            2006 .....................      1,497,000
            2007 .....................      4,340,000
                                           ----------
            Total principal payments..     $5,837,000
                                           ==========

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of convertible debt discount" on the consolidated statement of operations. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows as of December 31, 2004:

                                   Amortization Expense for the     Amortization Expense for the
                                        Three Months Ended               Six Months Ended
                                   ----------------------------     ----------------------------
                    Original Debt   December 31,    December 31,    December 31,    December 31,
   Issuance Date      Discount         2004             2003            2004           2003
----------------    -------------   -------------   ------------    ------------    ------------
June -Nov. 2001..   $ 5,211,200     $   297,030     $   561,879     $   625,577     $   887,514
September 2003...     3,350,000              --         433,668         128,542         495,705
February 2004....     2,775,000         429,798              --         914,236              --
March 2004 ......       122,000          20,753              --          44,091              --
                    -----------     -----------     -----------     -----------     -----------
                    $11,458,200     $   747,581     $   995,547     $ 1,712,446     $ 1,383,219
                    ===========     ===========     ===========     ===========     ===========

The remaining debt discount of $1,619,969 related to the Company's outstanding convertible debentures at December 31, 2004, is expected to amortize to expense during the Company's fiscal years ending as follows:

                                                DISCOUNT
            FISCAL YEARS ENDING JUNE 30,      AMORTIZATION
            -----------------------------     ------------
            2005 (Remaining) ............      $  909,087
            2006 ........................         710,882
                                               ----------
            Total discount amortization..      $1,619,969
                                               ==========

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

Contractual  Obligations

The following table sets forth our contractual obligations as of December 31, 2004:

CONTRACTUAL OBLIGATIONS                                     PAYMENTS DUE BY PERIOD
-----------------------                        ---------------------------------------------------
                                                LESS THAN                                  MORE THAN
                                   TOTAL         1 YEAR       1-3 YEARS       3-5 YEARS     5 YEARS
                                ----------     ----------     ----------     ----------     ------
Note Payable                    $2,869,740     $  800,000     $2,069,740     $       --     $   --
Convertible Debt (1) (2)         5,837,000             --      5,837,000             --         --
Capital Lease Obligations           35,692         30,593          5,099             --         --
Operating Lease Obligations        105,960         81,396         12,168         12,396         --
Advertising Obligation (3)         300,000        300,000             --             --         --
                                ----------     ----------     ----------     ----------     ------
Total                           $9,148,392     $1,211,989     $7,924,007     $   12,396     $   --
                                ==========     ==========     ==========     ==========     ======

----------
(1)   Amounts do not include interest to be paid.
(2) Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.
(3) Represents advertising liabilities incurred under an advertising campaign contract.

Consolidated Cash Flows

Operating activities utilized $1,089,055 in cash and cash equivalents during our fiscal 2005 first half, a decrease of $2,453,949, or 69.3%, from the $3,543,004 in cash and cash equivalents utilized during our fiscal 2004 first half. On a comparative fiscal period-to-period basis, our lower utilization primarily reflects the positive cash flow effects of increased accounts payable during fiscal 2005 first half as opposed to the utilization of cash to decrease accounts payable $1,379,244 during the first half of fiscal 2004. The lower utilization also reflects increased non-cash charges for amortization of discount on convertible debentures ($329,227), deferred financing costs ($247,851), and bad debt expense ($202,956). The above decreases in the utilization of cash resources for operating activities are offset by our increased net loss.

There were minimal cash flow effects from investing activities during the six months ended December 31, 2004 and 2003.

Financing activities provided $1,258,485 in cash and cash equivalents during our fiscal 2005 first half, a decrease of $1,280,104, or 50.4%, from the $2,538,589 in cash and cash equivalents provided during our fiscal 2004 first half. Our fiscal 2005 decrease reflects the receipt of the $3,067,000 net cash proceeds received from our issuance of convertible debentures during the fiscal 2004 first half as compared to only $1,500,000 from proceeds of financing transactions during fiscal 2005.

As a result of the foregoing, our unrestricted cash and cash equivalents increased by $169,430 to $759,626 at December 31, 2004, from $590,196 at June 30, 2004. Our working capital deficit improved by $386,221 to a deficit of $554,477 at December 31, 2004, from a deficit of $940,698 at June 30, 2004 primarily due to the decrease in the current portion of our note payable by $369,031 resulting from the series of amendments which extended the maturity date and payment terms as discussed under "Our Outstanding Note Payable" above.

Planned Capital Expenditures

We have no significant planned capital expenditures for fiscal 2005.

OTHER MATTERS

Seasonal and Inflationary Influences

To date we have not been materially impacted by seasonal or inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at December 31, 2004, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2005, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

      Revenue Recognition. We generate revenue primarily from sales of our cholesterol monitors and dry-chemistry test strips utilized in our cholesterol monitors. We recognize a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 ("SAB 104") have been met as follows:

      o Pervasive evidence of an arrangement exists - The Company requires a purchase order from its customers for each sale prior to shipment of product.

      o Delivery has occurred - The Company does not recognize revenue until the product is shipped and all material risks and rewards of ownership are concurrently transferred to the customer. In limited instances, the Company may enter into "pay-on-scan" sales arrangements whereby the risk of ownership does not transfer to the customer until the customer has sold the product to a third party (the consumer). In these limited instances, revenue is not recognized until the Company has been notified by the customer that the product has been sold to the consumer.

      o Seller's price to the buyer is fixed or determinable - The Company requires the sales price to be detailed on the customers purchase order, which may not be changed after acceptance.

      o Collection of the related receivable is reasonably assured - The Company must determine that collection of the related account receivable is reasonably assured prior to recognition of revenue. The Company makes estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from its customers.

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

      Inventory Obsolescence Allowance. Our inventories, which primarily consist of component parts and assembled cholesterol monitors, are stated at the lower of first-in, first-out cost or market. Obsolete inventory has historically consisted of component parts no longer utilized in the current model of our cholesterol monitor, as well as, expired dry-chemistry test strips or excess test strips with short-term expiration dates that will likely not be sold prior to expiration. Management considers the above factors in our quarterly review of the inventory obsolescence allowance. Our estimate of an appropriate inventory obsolescence allowance is inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our inventories and results of operations.

     Impairment of Long-Lived Assets. Our long-lived assets consist primarily of various patents for technology utilized in our cholesterol monitors, as well as, currently unutilized technology for the measurement of cholesterol in its component parts. On a quarterly basis, we evaluate the value of our patents for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. Factors considered by management in its review of the value of patents include the status of current litigation surrounding our most significant patent, likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. Our estimates of an asset's related future cash flows are inherently subjective and actual results could vary from our estimated outcome, including any future royalties to be received under a settlement agreement allowing an unrelated third party to utilize our patent under a royalty agreement.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs ("SFAS No. 151"), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 - "Inventory Pricing". SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. We are required to adopt SFAS No. 151 for the first quarter of fiscal year 2006 and do not expect the adoption to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options' vesting period. We are required to adopt SFAS No. 123(R) for the first quarter of fiscal year 2006 and have not yet assessed the impact that this new standard will have on the Company's consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2004, we issued 4,800,000 shares to a consultant, for investor and public relations services of $129,600 based on the then current market price of our stock of $0.27 per share. The consultant (a) had access to business and financial information about us, (b) had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) of such Act and the rules and regulations thereunder

As discussed in "Item 2 - Management's Discussion and Analysis or Plan of Operation", in November 2004, our existing note payable of $920,323 with a financial institution was assigned by the financial institution to RAB Special Situations LP, a beneficial owner of approximately 9.99% of our common stock as of December 31, 2004. Subsequently, we entered into a series of amendments to the note payable and related loan documents and paid a commitment fee to induce the stockholder to enter into the series of amendments. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Below are the proxy tabulation results for the matters voted upon at the Company's Annual Meeting of Stockholders held on December 17, 2004:

                                                                                                                BROKER
                                                              FOR       AGAINST      WITHHELD     ABSTAIN      NON-VOTES
                                                          -----------  ---------     ---------    --------    ------------
1.       Election of Class II Directors
             Robert Boyle                                 168,366,273         --     1,988,400          --              --
             William Gridley                              168,836,896         --     1,517,777          --              --

2.       Ratification of the Lifestream 2004 Stock
         Compensation Plan                                 36,851,529  8,534,928            --     453,942     124,514,924

3.       Ratification of the Appointment of BDO
         Seidman, LLP as Lifestream's independent
         registered public accounting firm                169,884,529    246,113            --     224,256              --

ITEM 5.  OUR OTHER INFORMATION

In November 2004, RAB Special Situations LP, a beneficial owner of approximately 9.99% of our common stock as of December 31, 2004 acquired our outstanding note payable, the outstanding amount of which on the date of acquisition was $920,323. Subsequently, we entered into a series of amendments to the note payable and related loan documents under which the amount of the loan was increased providing us with additional proceeds of $1,500,000. In connection with the amendments, we paid a commitment fee to induce the assignee to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. We also agreed to file a registration statement with the SEC covering resale of the shares issuable under the commitment fee note (SEC File No. 333-121991). In connection with the amended and restated promissory note, the conversion rate of debentures we issued to RAB during June 2001 through November 2001 was reduced to $0.05 per share. The outstanding amount of those convertible debentures as of December 31, 2004 was $3,840,000.

Effective February 1, 2005, we entered into an Intellectual Property and Capital Interest Agreement ("Agreement") with an unrelated third party ("purchaser"). The Agreement assigns certain unutilized intellectual property rights owned by our wholly-owned subsidiary, Secured Interactive Technologies, Inc. Once the purchaser completes its first round of financing, the intellectual property will be transferred to the purchaser and we will receive as consideration preferred stock of the purchaser, representing a 49% equity ownership. Upon completion of the purchaser's second round of financing, a portion of our preferred ownership in the purchaser will be converted into common shares of the purchaser and we become obligated to reduce our equity ownership in the purchaser to 30% through sales of the preferred stock to as yet unidentified and unrelated third parties. If the purchaser is unable to complete its first round of financing by July 31, 2005, the Agreement will automatically terminate unless extended by both parties.

In connection with this assignment, we agreed to allow our president and chief executive officer, Christopher Maus, to serve as a director and assist the purchaser in its initial phases of product development and rollout for an undetermined period of time. Mr. Maus will receive compensation from the purchaser during the period that he serves as a director of the purchaser. Mr. Maus and the Company believe that Mr. Maus will remain available to devote the majority of his time to us and no adjustment is being made to Mr. Maus' current compensation from us, the amount of which had previously been reduced by mutual agreement as a cost cutting measure.

ITEM 6.  OUR EXHIBITS

10.25 Intellectual Property and Capital Interest Agreement effective as of February 1, 2005.(1)
10.26 Settlement Agreement with Polymer Technology Systems, Inc. dated November 16, 2004.*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
----------
 *  Filed Herewith

(1) Filed as exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 22nd day of February, 2005.


                                          LIFESTREAM TECHNOLOGIES, INC.

                                      By: /s/ Nikki Nessan
                                          ----------------
                                              Nikki Nessan
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

10.26 Settlement Agreement with Polymer Technology Systems, Inc. dated November 16, 2004*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Portions of this document have been redacted and are the subject of a Request for Confidential Treatment filed with the Securities and Exchange Commission.