Form 10QSB
period 2005-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2005-05-16
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                              --------------------


                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                        COMMISSION FILE NUMBER 000-29058


                  NEVADA                                         82-048796
         ---------------------------                       ---------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 16, 2005, the registrant had 237,168,735 shares of its $.001 par value common stock outstanding.


Transitional Small Business Disclosure Format: Yes [  ] No [X ]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO

                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements
            (Unaudited):

        Condensed Consolidated Balance Sheets as of
           March 31, 2005 and June 30, 2004...............................   1

        Condensed Consolidated Statements of Operations for
           the three and nine months ended March 31, 2005
           and March 31, 2004.............................................   2

        Condensed Consolidated Statements of Cash Flows for
           the nine months ended March 31, 2005 and March 31, 2004........   3

        Notes to Interim Condensed Consolidated Financial Statements......   4

Item 2.  Management's Discussion and Analysis or Plan of Operation........  13

Item 3.  Controls and Procedures..........................................  23


PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  24

Item 5.  Other Information................................................  24

Item 6.  Exhibits.........................................................  24

Signatures................................................................  25

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,          JUNE 30,
                                                                                     2005              2004
                                                                                 ------------      ------------
ASSETS (NOTE 2)
Current assets:
   Cash and cash equivalents ...............................................     $    335,447      $    590,196
   Restricted cash held in escrow (Note 6) .................................               --            25,293
   Accounts receivable, net ................................................          413,264           495,460
   Inventories, net (Note 4) ...............................................          677,113           749,304
   Prepaid expenses ........................................................          466,538           164,912
                                                                                 ------------      ------------
        Total current assets ...............................................        1,892,362         2,025,165
Deferred financing costs, net (Notes 6 and 7) ..............................          359,747           314,791
Patent rights, net (Notes 9 and 10) ........................................          360,000           480,002
Property and equipment, net ................................................          193,013           339,207
Other ......................................................................            9,236           158,336
                                                                                 ------------      ------------
        Total assets .......................................................     $  2,814,358      $  3,317,501
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT (NOTE 2)
Current liabilities:
   Accounts payable ........................................................     $  1,006,237      $    940,889
   Accrued liabilities (Note 5) ............................................          692,257           827,795
   Capital lease obligations ...............................................           22,822            28,148
   Note payable, principal face amounts of $2,869,740 and $1,169,031 .......        2,625,780         1,169,031
respectively (Note 6)
   Convertible debentures, principal face amounts of $1,992,000 and $0,
   respectively (Note 7) ......................................................     1,473,336                --
                                                                                 ------------      ------------
        Total current liabilities ..........................................        5,820,432         2,965,863
Capital lease obligations, less current portion ............................            3,748             5,880
Convertible debentures, principal face amounts of $2,980,000 and $6,036,376,
respectively (Note 7) ......................................................        2,455,515         2,409,285
                                                                                 ------------      ------------
        Total liabilities ..................................................        8,279,695         5,381,028
                                                                                 ------------      ------------

Commitments and contingencies (Notes 2 and 10)

Stockholders' deficit (Note 8):
   Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued  or outstanding ................................................               --                --
   Common stock, $.001 par value; 750,000,000 shares authorized; 237,168,735
     and 181,341,686 issued and outstanding, respectively ..................          237,169           181,342
   Additional paid-in capital ..............................................       56,978,672        54,425,383
   Accumulated deficit .....................................................      (62,681,178)      (56,670,252)
                                                                                 ------------      ------------
        Total stockholders' deficit ........................................       (5,465,337)       (2,063,527)
                                                                                 ------------      ------------
        Total liabilities and stockholders' deficit ........................     $  2,814,358      $  3,317,501
                                                                                 ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           --------------------------------      --------------------------------
                                                              MARCH 31,          MARCH 31,          MARCH 31,          MARCH 31,
                                                                2005              2004               2005                2004
                                                           -------------      -------------      -------------      -------------
Net sales ............................................     $     568,761      $     627,014      $   2,227,228      $   2,039,540
Cost of sales ........................................           501,837            688,909          1,692,218          1,774,580
                                                           -------------      -------------      -------------      -------------
Gross profit (loss) ..................................            66,924            (61,895)           535,010            264,960
                                                           -------------      -------------      -------------      -------------
Operating expenses:
      Sales and marketing ............................           180,101            474,361            902,471          1,319,747
      General and administrative .....................           362,314            685,992          1,641,697          2,057,837
      Product research and development ...............             3,210             19,593             32,917             47,584
      Depreciation and amortization ..................            93,837             76,838            283,323            232,971
      Loss on disposal of equipment ..................                --                 --                 --             87,756
                                                           -------------      -------------      -------------      -------------
Total operating expenses .............................           639,462          1,256,784          2,860,408          3,745,895
                                                           -------------      -------------      -------------      -------------
Loss from operations .................................          (572,538)        (1,318,679)        (2,325,398)        (3,480,935)
                                                           -------------      -------------      -------------      -------------
Non-operating income (expenses):
     Amortization of debt discount (Note 7) ..........          (839,974)        (3,130,643)        (2,789,345)        (4,513,862)
     Amortization of deferred financing costs (Notes 6
         and 7) ......................................          (230,804)          (273,325)          (455,099)          (486,692)
     Interest and financing expenses (Notes 6 and 7) .           (48,710)          (189,600)          (368,484)          (641,621)
     Beneficial conversion feature of convertible debt
         (Note 7) ....................................                --         (1,728,889)           (72,600)        (1,728,889)
     Gain on unexercised option and purchase agreement
         (Note 9) ....................................                --                 --                 --            250,000
                                                           -------------      -------------      -------------      -------------
Total non-operating expenses, net ....................        (1,119,488)        (5,322,457)        (3,685,528)        (7,121,064)
                                                           -------------      -------------      -------------      -------------
Net loss .............................................     $  (1,692,026)     $  (6,641,136)     $  (6,010,926)     $ (10,601,999)
                                                           =============      =============      =============      =============

Net loss per share - Basic and diluted (Note 3) ......     $       (0.01)     $       (0.05)     $       (0.03)     $       (0.09)
                                                           =============      =============      =============      =============

Weighted average number of shares - Basic and diluted
   (Note 3) ..........................................       233,597,624        146,490,616        211,410,972        114,952,123
                                                           =============      =============      =============      =============











         The accompanying notes are an integral part of these condensed consolidated financial statements

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                     MARCH 31,          MARCH 31,
                                                                                       2005               2004
                                                                                    ------------      ------------
OPERATING ACTIVITIES:
   Net loss ..................................................................     $ (6,010,926)     $(10,601,999)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................          283,323           232,971
     Loss on disposal of equipment ...........................................               --            87,756
     Amortization of deferred financing costs ................................          455,099           486,692
     Amortization of discount on convertible debentures ......................        2,789,345         4,513,862
     Provision for doubtful accounts .........................................          235,682            40,188
     Increase in inventory valuation allowance ...............................           30,476           362,757
     Other ...................................................................               --           (15,357)
     Issuances of compensatory common stock, options and warrants for
       employee and non-employee services ....................................          129,600           325,975
    Beneficial conversion feature of convertible debt issued .................           72,600         1,728,889
   Net changes in assets and liabilities:
     Accounts receivable .....................................................         (153,486)         (410,426)
     Inventories .............................................................           41,715           201,393
     Prepaid expenses ........................................................          (37,626)         (617,623)
     Accounts payable ........................................................          253,438        (1,378,087)
     Accrued liabilities .....................................................          254,912           543,939
     Deferred income .........................................................               --          (250,000)
     Other non-current assets ................................................          149,100            91,976
                                                                                   ------------      ------------
          Net cash used in operating activities ..............................       (1,506,748)       (4,657,094)
                                                                                   ------------      ------------
INVESTING ACTIVITIES:
   Capital expenditures ......................................................               --            (6,149)
                                                                                   ------------      ------------
          Net cash used in investing activities ..............................               --            (6,149)
                                                                                   ------------      ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of note payable, net of debt issuance costs of
      $449,417 and $0, respectively ..........................................        1,500,000                --
   Proceeds from issuance of convertible debentures, net of debt issuance
      costs of $0 and $283,000, respectively .................................               --         5,244,592
   Proceeds from issuance of common stock ....................................               --           230,769
   Principal payments of capital lease obligations ...........................          (24,586)         (146,777)
   Principal payments of notes payable .......................................         (248,708)         (552,397)
   Decrease in restricted cash equivalent ....................................           25,293                --
                                                                                   ------------      ------------
          Net cash provided by financing activities ..........................        1,251,999         4,776,187
                                                                                   ------------      ------------
Net increase (decrease) in cash and cash equivalents .........................         (254,749)          112,944
Cash and cash equivalents at beginning of period .............................          590,196         1,370,126
                                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................................     $    335,447      $  1,483,070
                                                                                   ============      ============
SUPPLEMENTAL SCHEDULE OF CASH ACTIVITIES:
    Interest paid in cash ....................................................     $     63,527      $    205,156

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Discount for beneficial conversion feature on convertible notes and
      the fair value of accompanying detachable  stock warrants ..............     $         --      $  6,247,000
   Assets acquired through capital lease obligation ..........................     $     17,128      $         --
   Issuance of convertible note payable for loan commitment fees .............     $         --      $         --
   Issuance of common stock in exchange for:
     Conversion of convertible debt and accrued interest .....................     $  1,762,155      $  5,284,524
     Financing costs .........................................................     $    500,000      $    120,000
     Payment of accounts payable and accrued expenses ........................     $    644,761      $         --

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

     o On November 8, 2004, the Company's outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of the Company's then outstanding common stock. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

     o In February 2005, the Company entered into an agreement which assigns certain of its unutilized intellectual property rights to an unrelated third party which under the terms of the agreement, could result in the sale of these intellectual property rights to the third party and an infusion of cash into the Company;

     o Conducting marketing activities as funds are available, including a television commercial test that began in January 2005 and was completed in February 2005. The Company believes that this test program was an effective method of furthering the Company's product awareness campaign and will consider pursuing it further as funds are available;

     o Continuing to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitoring and the FDA's consideration of over-the-counter cholesterol-lowering drugs; and

     o Reducing personnel levels while implementing additional cost-cutting measures and decreasing administrative costs.

The Company's short-term sources of capital are dependent on its ability to defer its long-term debt payments. The Company generally funds its operations with a combination of operating revenues, deferring its trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. The Company expects to continue to require additional equity or debt financings as its source of capital as it does not have sufficient operating revenues or cash to fund operations. Should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which it may not recover. As such, substantial doubt regarding the Company's ability to continue as a going concern remains as of the date of this report.

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

Net Loss Per Share
Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2005 and 2004, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 136,650,318 and 129,826,267 additional common shares, respectively. Should the Company report net income in a future period, net income per share - diluted will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              -------------------------------      ------------------------------
                                                  MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                    2005             2004              2005              2004
                                              -------------      ------------      ------------      ------------
Net loss, as reported ...................     $  (1,692,026)     $ (6,641,136)     $ (6,010,926)     $(10,601,999)

Add: SFAS No. 123 compensation expense                   --           (54,722)         (351,623)         (712,356)
                                              -------------      ------------      ------------      ------------

Pro forma net loss ......................        (1,692,026)       (6,695,858        (6,362,549)      (11,314,355)
                                              =============      ============      ============      ============

Net loss per share:

    Basic and diluted  - as reported ....             (0.01)            (0.05)            (0.03)            (0.09)
                                              =============      ============      ============      ============

    Basic and diluted - pro forma .......             (0.01)            (0.05)            (0.03)            (0.10)
                                              =============      ============      ============      ============

Revenue Recognition
The Company generates revenue primarily from sales of its cholesterol monitors and dry-chemistry test strips utilized in its cholesterol monitors. The Company recognizes a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 ("SAB 104") has been met as follows:

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

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options' vesting period. The Company is required to adopt SFAS No. 123(R) for the first quarter of fiscal year 2007 and has not yet assessed the impact that this new standard will have on the Company's consolidated financial statements.

4.    INVENTORIES, NET
Inventories, net, consist of the following:

                                                    MARCH 31,       JUNE 30,
                                                      2005           2004
                                                   ---------      ---------
Raw materials ................................     $ 305,691      $ 444,880
Work in process ..............................        44,978         80,814
Finished goods ...............................        48,902        176,971
Finished goods at retail locations............       328,955         67,576
                                                   ---------      ---------
                                                     728,526        770,241
Less valuation allowance .....................       (51,413)       (20,937)
                                                   ---------      ---------
Inventories, net .............................     $ 677,113      $ 749,304
                                                   =========      =========

5. ACCRUED LIABILITIES Accrued liabilities consist of the following:


                                                          MARCH 31,     JUNE 30,
                                                            2005         2004
                                                          --------     --------
Accrued sales returns, including warranty obligations     $260,931     $238,064
Accrued royalties payable ...........................      257,535      257,535
Accrued interest payable ............................      110,008      138,759
Accrued wages, benefits and related taxes ...........       60,055      184,784
Accrued other .......................................        3,728        8,653
                                                          --------     --------
Total accrued liabilities ...........................     $692,257     $827,795
                                                          ========     ========

6.    NOTE PAYABLE
Effective May 1, 2003, the Company renewed its expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005.

In November 2004, RAB Special Situations LP, a beneficial owner of approximately 9.99% of the Company's then outstanding common stock, 2005, entered into an agreement with a financial institution, under which the financial institution assigned to the stockholder all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution as additional collateral under the terms of note payable were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

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

     o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. On May 1, 2005 we failed to make a required $100,000 payment of principal on our outstanding promissory note in the aggregate principal amount of 2,869,740 payable to RAB Special Situations LP. Under the terms of the note, our failure to make such payment causes the entire principal amount of the note to become immediately due and payable. Our obligations under the note and related loan agreements are collaterized by a security interest in all of our assets.
          RAB Special Situations LP has not delivered any demands upon us with respect to our failure to make the May 1, 2005 payment, and has advised us that it is willing to discuss various measures to address our non-payment, including entering into an amended repayment schedule and waiving any remedies it may have under the promissory note and loan agreements relating to the May 1, 2005 default. However, in the event we are unable to reach a mutually acceptable resolution, we could be required to repay the entire outstanding amount of the note. Since we do not currently have sufficient funds to repay the entire amount of the note, RAB Special Situations LP could foreclose on our assets in order to satisfy the amounts due under the note and related loan agreements.

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

     o the Company agreed to use its best efforts to file a registration statement with the United States Securities and Exchange Commission ("SEC") covering the resale of the shares issuable under the commitment fee note, and

     o the note payable continues to be secured by substantially all of the assets of the Company.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a reduction to the note payable balance on the consolidated balance sheet. This original issue discount is being amortized over the life of the amended note payable and is reflected as "amortization of debt discount" on the consolidated statement of operations.

7.    CONVERTIBLE DEBENTURES

June through November 2001 Issuances
From June 2001 through November 2001, the Company issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (RAB Special Situations LP) at March 31, 2005. These debentures (i) accrue interest at the prime rate plus two percent (7.50% at March 31, 2005), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures had a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99%ownership). The holder exercised this right during the third quarter of fiscal 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company's issuance of the amended and restated promissory note discussed in Note 6, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

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

On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of the Company's common stock, at the rate of $0.09 of debenture principal per share of common stock. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004, the Company issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, the Company issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 the Company recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       CONVERTIBLE DEBENTURES (CONTINUED)

and amortized to expense $2,667,676 of previously existing debt discount related to the convertible debentures issued in September 2003.

There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

February 2004 Issuances
On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the consolidated balance sheet and is being amortized using the effective interest method to amortization of debt discount on the consoldiated statement of operations over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of the Company's then outstanding common shares. These debentures have an aggregate principal face amount of $1,370,000 at March 31, 2005 and become due and payable on February 19, 2006.

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

March 2004 Issuance
In March 2004, the Company issued an unsecured convertible debenture to an existing shareholder and beneficial owner of approximately 3.6% of the Company's then outstanding common shares, in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at March 31, 2005.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       CONVERTIBLE DEBENTURES (CONTINUED)

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

The $500,000 commitment fee is included in deferred financing costs and is being amortized to amortization of deferred financing costs on the consolidated statement of operations over the life of the amended note payable. The Company agreed to file a registration statement covering the shares issuable under the commitment fee note.

The remaining $4,972,000 in principal of the Company's outstanding convertible debentures at March 31, 2005, mature during the Company's fiscal years ending as follows:

                 FISCAL YEARS ENDING JUNE 30,     PRINCIPAL      NET OF DISCOUNT
                 ---------------------------------------------------------------
                 2005 ........................    $       --       $       --
                 2006 ........................     1,992,000        1,473,336
                 2007 ........................     2,980,000        2,211,555
                                                  ----------       ----------
                 Total principal payments         $4,972,000       $3,684,891
                                                  ==========       ==========

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of debt discount" on the consolidated statement of operations. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows as of March 31, 2005:

                                                 AMORTIZATION EXPENSE FOR THE    AMORTIZATION EXPENSE FOR THE
                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ---------------------------         ---------------------------
                              ORIGINAL DEBT     MARCH 31,      MARCH 31,          MARCH 31,        MARCH 31,
     ISSUANCE DATE              DISCOUNT          2005           2004               2005             2004
-------------------------     -----------     -----------     -----------         ----------      -----------
June -Nov. 2001               $ 5,211,200     $   415,962     $   245,542         $ 1,041,540     $ 1,133,056
September 2003                  3,350,000              --       2,699,158             128,542       3,194,863
February 2004                   2,775,000         252,499         178,113           1,338,485         178,113
March 2004                        122,000          22,508           7,830              75,321           7,830
Note Payable (See Note 6)         449,417         149,005              --             205,457              --
                              ===========     ===========     ===========         ===========     ===========
                              $11,907,617     $   839,974     $ 3,130,643         $ 2,789,345     $ 4,513,862
                              ===========     ===========     ===========         ===========     ===========

The remaining debt discount of $1,287,109 related to the Company's outstanding convertible debentures and note payable at March 31, 2005, is expected to amortize to expense during the Company's fiscal years ending as follows:

                                                                DISCOUNT
                 FISCAL YEARS ENDING JUNE 30,                 AMORTIZATION
                 ----------------------------------------------------------
                 2005 (Remaining)..........................   $     514,603
                 2006......................................         772,506
                                                              -------------
                 Total discount amortization...............   $   1,287,109
                                                              =============

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

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible Debenture In January 2005, the Company issued 17,200,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $860,000 and 3,800,000 shares upon conversion of related accrued interest in the amount of $190,000.

In February 2005, the Company issued 100,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $5,000.

Common Shares Issued for Services
In January 2005, the Company issued 6,000,000 shares of its common stock to two consultants in consideration of $264,000 in services to be rendered under two four-month agreements to develop and implement two investor awareness and communications programs. These investor awareness campaigns are scheduled to begin in May 2005.

9.    OPTION AND PURCHASE AGREEMENT
Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase, for an additional $500,000, a non-critical and currently unutilized technology patent to which the Company claims ownership. The Company reflected the $250,000 received as deferred income at June 30, 2003. Concurrent with the July 10, 2003, expiration of this option and purchase agreement, the Company recognized $250,000 in non-operating income during the first quarter of fiscal 2004.

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

Pending Sale of Intellectual Property
Effective February 1, 2005, the Company entered into an Intellectual Property and Capital Interest Agreement ("Agreement") with an unrelated third party ("purchaser"). The Agreement assigns certain unutilized intellectual property rights owned by the Company's wholly-owned subsidiary, Secured Interactive Technologies, Inc. Once the purchaser completes its first round of financing, the intellectual property will be transferred to the purchaser and the Company will receive as consideration, convertible preferred stock of the purchaser, representing a 49% equity ownership. Upon completion of the purchaser's second round of financing, a portion of the Company's preferred ownership in the purchaser will convert into common shares of the purchaser and the Company becomes obligated to reduce its equity ownership in the purchaser to 30% through sales of the preferred stock to one or more as yet unidentified third parties. Such sales, if made, will result in an infusion of cash into the Company, the amount of which cannot be determined at this time. If the purchaser is unable to complete its first round of financing by July 31, 2005, the Agreement will automatically terminate unless extended by both parties.

In connection with this assignment, the Company agreed to allow its president and chief executive officer, Christopher Maus, to serve as a director and assist the purchaser in its initial phases of product development and rollout for an undetermined period of time. Mr. Maus will receive compensation from the purchaser during the period that he serves as a director of the purchaser. Mr. Maus and the Company believe that Mr. Maus will remain available to devote the majority of his time to the Company and no adjustment is being made to Mr. Maus' current compensation from the Company, the amount of which, had previously been reduced by mutual agreement as a cost cutting measure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economical environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, geo-political and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item I - Business," "Item 6 - Management's Discussion and Analysis or Plan of Operation," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and Amendment No. 2 to our registration statement on Form SB-2 filed with the SEC on April 12, 2005. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the SEC that attempt to advise interested parties of the risks and factors that are likely to affect our business.

OUR FISCAL YEAR ENDS ON JUNE 30. REFERENCES TO A FISCAL YEAR REFER TO THE CALENDAR YEAR IN WHICH SUCH FISCAL YEAR ENDS.

OVERVIEW

We market a proprietary over-the-counter, total cholesterol-monitoring device for at-home use by both health-conscious and at-risk consumers ("cholesterol monitor"). Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America ("U.S.").

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

During the first nine months of fiscal 2005 we were successful in the following areas:

o Increased our net revenue 9% and gross margin 102% over the same period of the prior year while maintaining personnel levels;

o        Decreased general and administrative costs 20%;
o Our product was featured on a national home shopping network with our product being the best selling product in its category for the 24 hour period in which it was presented;

o Continued to support a large pharmaceutical company in the efforts to bring cholesterol-lowering drugs over the counter;

o Developed a second cholesterol monitor prototype for consideration in bringing a new consumer product to the market, and

o Conducted a television commercial test that began in January 2005 and was completed in February 2005. We believe that this test program was an effective method of furthering our product awareness campaign and will consider pursuing it further as funds are available.

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

We are addressing our ability to continue as a going concern, as well as our sales, gross margins and operating expenses, by among other things, the following:
         o During our fiscal year ended June 30, 2004, we completed three private placement offerings totaling $6,225,000 in unsecured convertible debentures from which we received $5,244,592 in net cash proceeds;
         o On November 8, 2004, our outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of our common stock as of March 31, 2005. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;
         o In February 2005, we entered into an agreement which assigns certain of our unutilized intellectual property rights to an unrelated third party which under the terms of the agreement, could result in the sale of these intellectual property rights to the third party and an infusion of cash to us;
         o Conducting marketing activities as funds are available, including a television commercial test which began in January 2005;
         o Continuing to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitoring and the FDA's consideration of over-the-counter cholesterol-lowering drugs; and
         o Reducing personnel levels while implementing additional cost-cutting measures and decreasing administrative costs.

Our short-term sources of capital are dependent on our ability to defer our long-term debt payments. We generally fund our operations with a combination of operating revenues, deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. We expect to continue to require additional equity of debt financings as our source of capital. We currently do not have sufficient operating revenues or cash to fund operations. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

CONSOLIDATED RESULTS OF OPERATIONS
Consolidated net sales for the fiscal quarter ended March 31, 2005 ("fiscal 2005 third quarter"), were $568,762, a decrease of $58,252, or 9.3%, as compared to $627,014 for the fiscal quarter ended March 31, 2004 ("fiscal 2004 third quarter"). For the nine months ended March 31, 2005 ("fiscal 2005 first nine months"), our consolidated net sales were $2,227,228, an increase of $187,688, or 9.2%, as compared to $2,039,540 for the nine months ended March 31, 2004 ("fiscal 2004 first nine months"). The decrease in net sales for the third quarter of fiscal 2005 is due to an increase of $53,055 in the sales returns allowance resulting from the increase in percentage of sales to a national television home shopping network, from which we have historically experienced a higher percentage of returns than retail sales customers. We attribute the increase of $187,688 in our fiscal 2005 first nine months net sales over our fiscal 2004 first nine months net sales to sales of $512,496 to a national television network that featured our products on several shows during the first nine months of 2005 as compared to only approximately $73,496 during our fiscal 2004 first nine months. This increase in sales to the national television network is offset by a decrease in sales of approximately $274,000 related to ceasing our relationship with Rite Aid during fiscal 2005 due to this customer's nonpayment of certain invoices due. Rite Aid had accounted for approximately 10% of revenues during the fiscal year ended June 30, 2004.

Consolidated cost of sales were $501,837 for our fiscal 2005 third quarter, a decrease of $187,072, or 27.2%, as compared to consolidated cost of sales of $688,909 for our fiscal 2004 third quarter. The improvement in our 2005 third quarter cost of sales is due to a decrease in inventory obsolescence expense of $165,018 from $199,477 during the third quarter of fiscal 2004 as compared to inventory obsolescence expense of only $34,459 during the third quarter of fiscal 2005. This decrease is due to an inventory write-off made based on our decision to suspend sales of a batch of test strips expiring in September 2004 due to the short term in which our consumers would be able to utilize the test strips. An additional $43,525 of the decrease in cost of goods sold in the fiscal 2005 third quarter is due to decreased sales volumes.

For the fiscal 2005 first nine months, consolidated cost of sales were $1,692,218, a decrease of $82,362, or 4.6%, as compared to consolidated cost of sales of $1,774,580 for our fiscal 2004 first nine months. The improvement in cost of sales for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is due to a decrease in inventory obsolescence expense of $362,604 from $397,062 during the nine months ended March 31, 2004 as compared to inventory obsolescence expense of only $34,458 during the nine months ended March 31, 2005. This decrease is due to inventory write-offs made based on our decision to suspend sales of test strips expiring in May 2004 and September 2004 due to the short term in which our consumers would be able to utilize the test strips. This decrease in cost of sales is offset by an increase of $159,574 resulting from increased sales volume and $95,445 increase resulting from the positive material variance from discounted pricing received from our previous manufacturer on certain units of our cholesterol monitor upon the closing of their manufacturing plant during fiscal 2004.

As a result of the above, we realized a consolidated gross profit of $66,924 for our fiscal 2005 third quarter, an increase of $128,819, or 208.1%, as compared to a consolidated gross loss of $61,895 for our fiscal 2004 third quarter. For our fiscal 2005 first nine months, consolidated gross profit was $535,010, an increase of $270,050, or 101.9%, as compared to a consolidated gross profit of $264,960 for our fiscal 2004 first nine months. Our resulting gross margins for the fiscal 2005 and 2004 third quarters were 11.8% and (9.9)%, respectively, and 24.0% and 13.0% for our fiscal 2005 and 2004 first nine months, respectively. Our ability to realize consolidated gross profits sufficient to leverage our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. If we are unsuccessful in our efforts to timely procure equity or debt financing sufficient to continue to fund these marketing activities during fiscal 2005 and fiscal 2006, the likelihood of us achieving broad market awareness and acceptance of our consumer monitors will be remote.

Consolidated total operating expenses were $639,462 (inclusive of $93,837 in non-cash charges) for the fiscal 2005 third quarter, a decrease of $617,322, or 49.1%, from the $1,256,784 (inclusive of $193,919 in non-cash charges) incurred during our fiscal 2004 third quarter. For our fiscal 2005 first nine months, operating expenses were $2,860,408 (inclusive of $412,923 in non-cash charges), a decrease of $885,487, or 23.6%, from the $3,745,895 (inclusive of $437,451 in non-cash charges) incurred during our fiscal 2004 first nine months. As further detailed below, the decrease in operating expenses for our fiscal 2005 third quarter and first nine months is primarily due to a significant radio advertising campaign, which aired for the majority of fiscal 2004, but not fiscal 2005. The remaining decrease is due to our continued focus on reducing general and administrative expenses, particularly related to personnel and related salaries, taxes and benefits.

Consolidated sales and marketing expenses were $180,101 for our fiscal 2005 third quarter, a decrease of $294,260, or 62.0%, from the $474,361 incurred during our fiscal 2004 third quarter. Approximately $261,023 of this decrease is due to a radio advertising campaign which was in place for the full third quarter of fiscal 2004 but not during the third quarter of fiscal 2005. For our fiscal 2005 first nine months, our sales and marketing expenses were $902,471, a decrease of $417,276, or 31.6%, from the $1,319,747 incurred during our fiscal 2004 first nine months. Approximately $409,076 of this decrease is due to the radio advertising campaign airing for six months during the fiscal 2004 first nine months, but less than three months during the first nine months of fiscal 2005. An additional approximately $14,000 of the decrease is due to our conducting of a market research study in fiscal 2004, but not in fiscal 2005. These decreases were offset by an increase of $77,475 for developing and testing a television commercial during fiscal 2005. Based on the results of this commercial test and availability of funding, we are currently assessing whether to continue the television commercial advertising.

Consolidated general and administrative ("G&A") expenses were $362,314 for the fiscal 2005 third quarter, a decrease of $323,678, or 47.2%, from the $685,992 incurred during our fiscal 2004 third quarter. The decrease is primarily attributable to (a) a reduction in salaries and wages due to stock compensation issued to certain employees during the third quarter of 2004 ($126,000) as an incentive for these employees to continue employment with us and a decrease in number of employees ($69,400); (b) decreased legal fees ($38,362) due to the patent litigation being settled during the second quarter of fiscal 2005; and
(c) a decrease in consulting fees ($33,515) due to our continued effort to minimize overhead expenses.

For our fiscal 2005 first nine months, G&A expenses were $1,641,697, a decrease of $416,140, or 20.2%, from the $2,057,837 incurred during our fiscal 2004 first nine months. The decrease is primarily attributable to (a) a reduction in salaries and wages due stock compensation issued to certain employees during fiscal 2004 ($126,000) as an incentive for these employees to continue employment with us and a decrease in number of employees ($146,775); (b) decreased royalty fees due to an additional accrual made during fiscal 2004 based on ongoing negotiations regarding a dispute with a principal vendor from whom we licensed the proprietary optics technology utilized in our predecessor cholesterol monitor ($97,734); (c) decreased consulting fees due to eliminating consulting agreements with various consultants and decreasing the hours utilized from other consultants in a continued effort to reduce G&A costs ($89,768); (d) decreased expenses associated with filing two proxies during fiscal 2004 and the related expenses associated with a review of one of these proxies by the SEC compared to filing only one proxy during fiscal 2005 ($69,055), (e) decreased shipping costs ($50,963); and (f) a decrease in investor relations and communications consulting fees ($38,813). These decreases were offset by an increase in our provision for bad debt expense of $194,779 primarily attributable to ceasing our relationship with a major customer during the first quarter of fiscal 2005 due to this customer's nonpayment of certain invoices due, as well as a $129,600 increase in expenses associated with a three month investor communications and awareness campaign during fiscal 2005.

Product research and development expenses for both fiscal 2005 third quarter and fiscal 2005 first nine months were comparable to the similar periods of fiscal 2004.

Non-cash depreciation and amortization expenses were $93,837 for our fiscal 2005 third quarter, an increase of $16,999, or 22.1%, from the $76,838 incurred during our fiscal 2004 third quarter. For our fiscal 2005 first nine months, non-cash depreciation and amortization expenses were $283,323, an increase of $50,352, or 21.6%, from the $232,971 incurred during our fiscal 2004 first nine months. These increases primarily are attributable to increased patent amortization due to a decrease in the remaining estimated useful life of a patent from six to three years. This patent has been subject to litigation for several years, however, in November 2004 we entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, we granted the defendant a license to utilize our patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply us with dry-chemistry test strips used in our current cholesterol monitor. If no supply agreement is reached, the license will become fully paid and unencumbered after December 31, 2007, however if a supply agreement is reached with the defendant, the license terminates on August 4, 2012, upon expiration of the patent. As such, based on the status of continuing negotiations during the first quarter of fiscal 2005, we reduced the estimated useful life of our patent from six to three years as the supply agreement is not currently being negotiated.

We incurred a loss of $87,756 on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter.

Primarily as a result of the foregoing, our loss from operations for our fiscal 2005 third quarter was $572,538, a decrease of $746,141, or 56.6%, from the $1,318,679 incurred during our fiscal 2004 third quarter. For our fiscal 2005 first nine months, our loss from operations was $2,325,398, a decrease of $1,155,537, or 33.2%, from the $3,480,935 incurred during our fiscal 2004 first nine months.

Non-operating income and expenses primarily consist of amortization of debt discount, interest and financing expenses. Net non-operating expenses were $1,119,488 (inclusive of $1,070,778 in non-cash charges) in our fiscal 2005 third quarter, as compared to net non-operating expenses of $5,322,457 (inclusive of $5,252,337 in non-cash charges) in our fiscal 2004 third quarter resulting in a decrease of $4,202,969 or 79.0%. This decrease is primarily attributed to (a) $2,290,669 decrease in amortization of debt discount due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt discount balance to be amortized; (b) $1,728,889 of expense incurred during the third quarter of fiscal 2004 related to a beneficial conversion feature recognized as a result of issuing convertible debt at a discount from the stated conversion rate, and (c) $140,890 decrease in interest expense resulting from the amendment of our interest bearing note payable converting to a non-interest bearing note and the reduction in interest bearing convertible debentures.

For our fiscal 2005 first nine months, our net non-operating expenses were $3,685,528 (inclusive of $3,450,953 in non-cash charges) as compared to $7,121,064 (inclusive of $7,079,842 in non-cash charges) for our fiscal 2004 first nine months resulting in a decrease of $3,435,536. This decrease is primarily attributed to (a) $1,724,517 in amortization of debt discount due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt discount balance to be amortized; (b) $1,728,889 of expense incurred during fiscal 2004 related to a beneficial conversion feature recognized as a result of issuing convertible debt at a discount from the stated conversion rate as compared to only $72,600 during fiscal 2005, and (c) $273,137 decrease in interest and financing expense resulting from the amendment of our interest bearing note payable converting to a non-interest bearing note and the reduction in interest bearing convertible debentures. These decreases are offset by a decrease in non-operating income of $250,000 received in fiscal 2004 for granting an option to an unrelated third party to purchase a technology patent of the Company's, of which no such income was received in fiscal 2005.

Primarily as a result of the foregoing, we incurred a net loss of $1,692,026 ($0.01 per basic and diluted share) in our fiscal 2005 third quarter as compared to a net loss of $6,641,136 ($0.05 per basic and diluted share) in our fiscal 2004 third quarter. For our fiscal 2005 first nine months, we incurred a net loss of $6,010,926 ($0.03 per basic and diluted share) as compared to a net loss of $10,601,999 ($0.09 per basic and diluted share) for our fiscal 2004 first nine months.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

GENERAL

We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. We expect to continue to require additional equity or debt financings as our source of capital. We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders' deficits as of our most recently completed fiscal year ended June 30, 2004 and 2003. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal years ending June 30, 2004 and 2003, that expressed substantial doubt as to our ability to continue as a going concern. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of this report.

OUR CAPITAL LEASE OBLIGATIONS
We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $99,000 and $164,000 at March 31, 2005, and June 30, 2004, respectively.

Our aggregate future obligations under capital lease agreements in existence at March 31, 2005, are as follows:

            FISCAL YEARS ENDING JUNE 30,

            ----------------------------------------------------------------

            2005 (balance thereof)...........................     $    8,635
            2006.............................................         17,257
            2007.............................................          2,746
                                                                  ----------
            Total lease payments.............................         28,638
            Less imputed interest............................          2,068
                                                                  ----------
                                                                  ----------
            Present value of net minimum lease payments......         26,570
            Less current maturities..........................         22,822
                                                                  ----------
                                                                  ----------
            Total long-term capital lease obligation.........     $    3,748
                                                                  ==========

OUR OUTSTANDING NOTE PAYABLE
Effective May 1, 2003, we renewed our then expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005.

In November 2004, RAB Special Situations LP (RAB) a beneficial owner of approximately 9.99% of our then outstanding common stock, entered into an agreement with the above financial institution, under which the financial institution assigned to the stockholder all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution as additional collateral under the terms of note payable were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

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

         o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. On May 1, 2005 we failed to make a required $100,000 payment of principal on our outstanding promissory note in the aggregate principal amount of 2,869,740 payable to RAB Special Situations LP. Under the terms of the note, our failure to make such payment causes the entire principal amount of the note to become immediately due and payable. Our obligations under the note and related loan agreements are collaterized by a security interest in all of our assets.
                  RAB Special Situations LP has not delivered any demands upon us with respect to our failure to make the May 1, 2005 payment, and has advised us that it is willing to discuss various measures to address our non-payment, including entering into an amended repayment schedule and waiving any remedies it may have under the promissory note and loan agreements relating to the May 1, 2005 default. However, in the event we are unable to reach a mutually acceptable resolution, we could be required to repay the entire outstanding amount of the note. Since we do not currently have sufficient funds to repay the entire amount of the note, RAB Special Situations LP could foreclose on our assets in order to satisfy the amounts due under the note and related loan agreements.
         o we paid a commitment fee to induce the assignee to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per, subject to adjustment;
         o we agreed to use our best efforts to file a registration statement with the SEC covering the resale of shares issuable under the commitment fee note; and
         o the note payable continues to be secured by substantially all of our assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a reduction to the note payable balance on the consolidated balance sheet. This original issue discount is being amortized over the life of the amended note payable and is reflected as "amortization of debt discount" on the consolidated statement of operations.

OUTSTANDING CONVERTIBLE DEBENTURES
From June 2001 through November 2001, we issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (RAB Special Situations LP) at March 31, 2005. These debentures (i) accrue interest at the prime rate plus two percent (6.25% at March 31, 2005), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of fiscal 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

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

On January 13, 2004, we entered into an exchange agreement with each holder of our convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders could not convert their debentures to the extent that conversion would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 we recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense $2,667,676 of previously existing debt discount related to the convertibles debentures issued in September 2003.

There are no further converrible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

FEBRUARY 2004 ISSUANCES
On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which we received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the consolidated balance sheet and is being amortized to amortization of debt discount on the consoldiated statement of operations over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any particants' beneficial ownership of 4.9% or more of our then outstanding common shares. These debentures have an aggregate principal face amount of $1,370,000 at March 31, 2005 and become due and payable on February 19, 2006.

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

MARCH 2004 ISSUANCE
In March 2004, we issued an unsecured convertible debenture to an existing shareholder and beneficial owner of approximately 3.6% of the Company's then outstanding common shares, in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at March 31, 2005.

NOVEMBER 2004 ISSUANCE
As discussed above, in November 2004, we paid a commitment fee to induce RAB Special Situations LP, a principal stockholder, to enter into a series of amendments to an existing note payable. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee in included in deferred financing costs and is being amortized to amortization of deferred financing costs on the consolidated statement of operations over the life of the amended note payable. We agreed to file a registration statement covering the shares issuable under the commitment fee note.

The remaining $4,972,000 in principal of the Company's outstanding convertible debentures at March 31, 2005, mature during the Company's fiscal years ending as follows:

     FISCAL YEARS ENDING JUNE 30,                          PRINCIPAL         NET OF DISCOUNT

     ---------------------------------------------------------------------------------------
     2005.............................................  $         --      $            --
     2006.............................................     1,992,000            1,473,336
     2007.............................................     2,980,000            2,211,555
                                                        ------------------------------------
     Total principal payments.........................  $  4,972,000      $     3,684,891
                                                        ====================================

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of debt discount" on the consolidated statement of operations. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows as of March 31, 2005:

                                                            AMORTIZATION EXPENSE FOR THE         AMORTIZATION EXPENSE FOR THE
                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          ---------------------------------    --------------------------------
                                    ORIGINAL DEBT          MARCH 31,           MARCH 31,         MARCH 31,          MARCH 31,
        ISSUANCE DATE                  DISCOUNT               2005               2004              2005               2004
------------------------------     -----------------      -------------      --------------    --------------     -------------
June - Nov. 2001               $          5,211,200    $       415,962    $        245,542  $      1,041,540   $      1,133,056
September 2003                            3,350,000                 --           2,699,158           128,542          3,194,863
February 2004                             2,775,000            252,499             178,113         1,338,485            178,113
March 2004                                  122,000             22,508               7,830            75,321              7,830
Note Payable                                449,417            149,005                  --           205,457                 --
                                   =================      =============      ==============    ==============     =============
                               $         11,907,617    $       839,974    $      3,130,643  $      2,789,345   $      4,513,862
                                   =================      =============      ==============    ==============     ==============

The remaining debt discount of $1,287,109 related to the Company's outstanding convertible debentures and note payable at March 31, 2005, is expected to amortize to expense during the Company's fiscal years ending as follows:

                                                                    DISCOUNT
            FISCAL YEARS ENDING JUNE 30,                          AMORTIZATION
            --------------------------------------------------------------------
            2005 (Remaining).................................  $         514,603
            2006.............................................            772,506
                                                                  --------------
            Total discount amortization......................  $       1,287,109
                                                                  ==============

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

CONTRACTUAL  OBLIGATIONS
The following table sets forth our contractual obligations as of March 31, 2005:

             Contractual Obligations                                     Payments Due by Period
----------------------------------------------    ------------------------------------------------------------------
                                                   Less than                                           More than 5
                                    Total           1 year          1-3 Years         3-5 Years           Years
                                 -------------    ------------      ------------      ------------     -------------
Note Payable                  $     2,869,740  $    2,869,740    $           --    $           --   $            --
Convertible Debt (1) (2)            4,972,000       1,992,000         2,980,000                --                --
Capital Lease Obligations              28,638          24,716             3,922                --                --
Operating Lease Obligations            75,880          52,837            12,168            10,875                --
Advertising Obligation (3)            300,000         300,000                --                --                --
                                 -------------    ------------      ------------      ------------     ------------
Total                         $     8,246,258  $    5,239,293    $    2,996,090    $       10,875   $            --
                                 =============    ============      ============      ============     ============

(1)      Amounts do not include interest to be paid.
(2) Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.
(3) Represents advertising liabilities incurred under an advertising campaign contract.

CONSOLIDATED CASH FLOWS
Operating activities utilized $1,506,748 in cash and cash equivalents during our fiscal 2005 first nine months, a decrease of $3,150,346, or 67.6%, from the $4,657,094 in cash and cash equivalents utilized during our fiscal 2004 first nine months. On a comparative fiscal period-to-period basis, our lower utilization primarily reflects the positive cash flow effects of our decreased net loss ($4,591,073); increased accounts payable during the fiscal 2005 first nine months as opposed to the utilization of cash to decrease accounts payable during the first nine months of fiscal 2004 ($1,631,525); and the positive cash flow effects of decreases in prepaid expenses, primarilyadvertising costs ($579,997). These decreases are offset by increased non-cash charges ($1,756,110) associated with amortization of debt discount and amortization of deferred financing costs.

There were minimal cash flow effects from investing activities during the nine months ended March 31, 2005 and 2004.

Financing activities provided $1,251,999 in cash and cash equivalents during our fiscal 2005 first nine months, a decrease of $3,524,188, or 73.8%, from the $4,776,187 in cash and cash equivalents provided during our fiscal 2004 first nine months. Our fiscal 2005 decrease reflects the receipt of the $5,244,592 net cash proceeds received from our issuance of convertible debentures during the fiscal 2004 first nine months as compared to only $1,500,000 from proceeds of financing transactions during fiscal 2005.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $254,749 to $335,447 at March 31, 2005, from $590,196 at June 30,
2004. Our working capital deficit increased by $3,231,332 to a deficit of $4,172,030 at March 31, 2005, from a deficit of $940,698 at June 30, 2004 primarily due to the increase in the current portion of our note payable by $1,700,709 resulting from the series of amendments which extended the maturity date and payment terms as discussed under "Our Outstanding Note Payable" above, as well as an increase in the current portion of convertible debentures of $1,473,336.

PLANNED CAPITAL EXPENDITURES
We have no significant planned capital expenditures for fiscal 2005 or 2006.

OTHER MATTERS

SEASONAL AND INFLATIONARY INFLUENCES
To date we have not been materially impacted by seasonal or inflationary influences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at March 31, 2005, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2005, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

     REVENUE RECOGNITION. We generate revenue primarily from sales of our cholesterol monitors and dry-chemistry test strips utilized in our cholesterol monitors. We recognize a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 ("SAB 104") has been met as follows:

     o Pervasive evidence of an arrangement exists - The Company requires a purchase order from its customers for each sale prior to shipment of product.
     o Delivery has occurred - We do not recognize revenue until the product is shipped and all material risks and rewards of ownership are concurrently transferred to the customer. In limited instances, we may enter into "pay-on-scan" sales arrangements whereby the risk of ownership does not transfer to the customer until the customer has sold the product to a third party (the consumer). In these limited instances, revenue is not recognized until we have been notified by the customer that the product has been sold to the consumer.
     o Seller's price to the buyer is fixed or determinable - We require that the sales price be detailed on the customers purchase order, which may not be changed after acceptance.
     o Collection of the related receivable is reasonably assured - We must determine that collection of the related account receivable is reasonably assured prior to recognition of revenue. We make estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from our customers.

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

     IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets consist primarily of various patents for technology utilized in our cholesterol monitors, as well as, currently unutilized technology for the measurement of cholesterol in its component parts. On a quarterly basis, we evaluate the value of our patents for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. Factors considered by management in its review of the value of patents include the status of litigation surrounding our most significant patent, likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. Our estimates of an asset's related future cash flows are inherently subjective and actual results could vary from our estimated outcome, including any future royalties to be received under a settlement agreement allowing an unrelated third party to utilize our patent under a royalty agreement.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options' vesting period. We are required to adopt SFAS No. 123(R) for the first quarter of fiscal year 2007 and have not yet assessed the impact that this new standard will have on the Company's consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES
As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 11, 2005, we issued 3,000,000 shares to Equitilink LLC and 3,000,000 shares to Bernard Schmitt, consultants, in consideration for consulting services related to separate investor and public relations services of $264,000 for services to be provided over four months. Each consultant had a preexisting business relationship with us, was provided access to business and financial information about us and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in us. Accordingly, the consultants were "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

ITEM 5.    OTHER INFORMATION
On May 1, 2005 we failed to make a required $100,000 payment of principal on our outstanding promissory note in the aggregate principal amount of 2,869,740 payable to RAB Special Situations LP. Under the terms of the note, our failure to make such payment causes the entire principal amount of the note to become immediately due and payable. Our obligations under the note and related loan agreements are collaterized by a security interest in all of our assets.
RAB Special Situations LP has not delivered any demands upon us with respect to our failure to make the May 1, 2005 payment, and has advised us that it is willing to discuss various measures to address our non-payment, including entering into an amended repayment schedule and waiving any remedies it may have under the promissory note and loan agreements relating to the May 1, 2005 default. However, in the event we are unable to reach a mutually acceptable resolution, we could be required to repay the entire outstanding amount of the note. Since we do not currently have sufficient funds to repay the entire amount of the note, RAB Special Situations LP could foreclose on our assets in order to satisfy the amounts due under the note and related loan agreements..

ITEM 6.    EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

1.0 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

--------------------------------------------------------
*  Filed Herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, State of Idaho, on this 16th day of May, 2005.

                                       LIFESTREAM TECHNOLOGIES, INC.

                                 By:   /s/ Matt Colbert
                                       ----------------
                                       Matt Colbert
                                       Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002