Form 10KSB
period 2005-06-30
LIFESTREAM TECHNOLOGIES INC
filed 2005-10-12
CIK 1029738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

☒

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______________

LIFESTREAM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

______________

COMMISSION FILE NUMBER:   000-29058

NEVADA	82-0487965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Clearwater Loop, Building 1000, Suite D, Post Falls, ID 83854

(Address of principal executive offices)

(208) 457-9409

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year ended June 30, 2005 – $2,113,785.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,104,122 as of September 15, 2005, based upon the closing price of $0.01 on the Over-the-Counter Bulletin Board (“OTCBB”).

As of September 15, 2005, 244,693,735 shares of the registrant’s $.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference to the definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report.

Transitional Small Business disclosure format.  Yes ☐    No ☒

LIFESTREAM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2005

Page

PART – I

ITEM 1.

BUSINESS

1

ITEM 2.

PROPERTIES

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART – II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF

EQUITY SECURITIES

12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

14

ITEM 7.

CONSOLIDATED FINANCIAL STATEMENTS

32

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

59

ITEM 8A.

CONTROLS AND PROCEDURES

59

ITEM 8B.

OTHER INFORMATION

59

PART – III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; OUR COMPLIANCE WITH SECTION 16(a) OF THE

EXCHANGE ACT

60

ITEM 10.

EXECUTIVE COMPENSATION

60

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

60

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

60

ITEM 13.

EXHIBITS

60

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

60

SIGNATURES

61

EXHIBIT INDEX

62

ii

PART – I

Certain disclosures in this Annual Report on Form 10-KSB, including the information incorporated by reference herein, include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” “estimate,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our current cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following:  those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economic environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in “Item 1 – Business,” “Item 6 – Management’s Discussion and Analysis or Plan of Operation,” particularly the discussions under “Substantial Doubt Regarding Our Ability to Continue as a Going Concern” and “Risks and Uncertainties,” and elsewhere in this Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

ITEM 1.

BUSINESS

An Introduction

We market a proprietary over-the-counter, total cholesterol-monitoring device for at-home use by both health-conscious and at-risk consumers (“our cholesterol monitor”). Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America (“U.S.”).

Once an individual is diagnosed with an elevated total cholesterol level, our cholesterol monitor enables an individual to readily ascertain and track certain collective benefits being derived from diet modification, an exercise regimen and drug therapy. By doing so, we believe that an individual’s long-term adherence to an effective cholesterol-lowering program is reinforced.

We introduced our current consumer cholesterol monitor to the retail marketplace in October 2002. It is the successor to a cholesterol monitor that we first introduced in January 2001.

Our current base of customers primarily consists of national and regional drug store chains, the Home Shopping Network and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies. To date, our ability to conduct significant marketing activities critical to building broad market awareness of our cholesterol monitor has been limited due to financial constraints. During our fiscal year ended June 30, 2004, we were successful in obtaining a portion of the long-term financing we sought to allow us to begin conducting marketing programs. During our fiscal year ended June 30, 2005, we received $1,500,000 in proceeds related to an increase in our note payable. We primarily used these funds to support our operations and, to a lesser extent, to conduct a limited television marketing campaign. See “Note 11. Note Payable” in our consolidated financial statements for further details. We continue to require additional long-term financing to allow us to continue conducting marketing activities and funding operational activities.

Cholesterol Monitor

Our cholesterol monitor has a suggested retail price of $119.95, but is routinely offered by certain of our more prominent retail store chain customers at a price below the psychologically important $100.00 price point for many consumers.

Our cholesterol monitor:

•

Provides a quantified total cholesterol reading from a single drop of blood within three minutes without any prior fasting,

•

Meets the measurement precision guidelines set forth by the National Cholesterol Education Program (“NCEP”), a government agency created under the auspices of the National Heart, Lung and Blood Institute (“NHLBI”) to contribute to reducing illness and death from coronary heart disease by reducing the percent of Americans with high blood cholesterol,

•

Classifies individual test results using the NCEP’s recommended and defined risk categories of “desirable,” “borderline” and “high” for total cholesterol in adults, resulting in ease of use and understanding by consumers,

•

Utilizes inexpensive, disposable dry-chemistry test strips,

•

Computes an individual’s rolling average total cholesterol level based on their six most recent test results,

•

Allows for the secure storage, via encryption, of up to 200 chronologically-dated test results onto an optional smart card, which is inserted into an existing slot on the monitor, for subsequent retrieval and longer-term trend analysis,

•

Is compact, lightweight and portable with dimensions of approximately 5.50” x 4.00” x 1.75” and a weight of approximately one pound,

•

Is warranted for one year from defects in materials or workmanship, and

•

Incorporates our Health Risk Assessment (“HRA”), which displays a full Health Risk Assessment after taking a three-minute total cholesterol test and inputting eight additional risk factors including gender, age, height, weight, diabetic status, smoker/non-smoker, systolic and diastolic blood pressure, and HDL break-out from a recent lipid profile.

Our “Plus-Edition” Cholesterol Monitor, which has a suggested retail price of $129.95, includes a cholesterol monitor, a “Data Concern” Personal Health Card®, a CD-ROM software program, a serial cable and an extended three-year warranty. By connecting our cholesterol monitor to a personal computer via the serial cable and installing our software, an individual can compute a longer-term rolling average of their historical test results and convert such into detailed, easy-to-understand printable charts. We believe that these value-added analytical features enable an individual to more readily ascertain and track the collective benefits being derived over an extended period of time from diet modification, an exercise regimen and drug therapy, thereby further reinforcing their ongoing adherence to an effective cholesterol-lowering program.

Related Supplies and Accessories

We offer the following supplies and accessories for use with our cholesterol monitor:

•

Test Kit Refills. Our test kit refills, which include six individually packaged test packets, have a suggested retail price of $19.95. Each single-use, disposable testing packet contains a dry-chemistry total cholesterol test strip, a sterile lancet, an alcohol swab, and a band-aid.

•

“Data Concern” Personal Health Card®. Our “Data Concern” Personal Health Card® is individually packaged and has a suggested retail price of $19.95. The Personal Health Card® stores up to 200 cholesterol test results for subsequent retrieval and longer-term trend analysis.

Consumer Marketplace

The American Heart Association (“AHA”), as well as NHLBI’s renowned Framingham Heart Study, have identified elevated total cholesterol as a primary contributor to coronary heart disease (“CHD”) and other forms of cardiovascular disease. In its “Heart Disease and Stroke Statistics - 2005 Update,” the AHA estimates the following for U.S. adults based on the most recent available data:

•

CHD is the single largest killer of American men and women,

•

38 million adults have “high” total cholesterol levels (240 + milligrams per deciliter),

•

69 million adults have “borderline-high” total cholesterol levels (200 to 239 milligrams per deciliter),

•

50% of the men and 64% of the women who die suddenly from CHD had no previous symptoms,

•

The lifetime risk of developing CHD after age 40 is 49% for men and 32% for women,

•

700,000 adults are expected to have a new coronary attack during 2005,

•

500,000 adults are expected to have a recurrent coronary attack during 2005,

•

$142.1 billion of CHD-related annual costs (including lost productivity and morbidity) are expected in 2005.

Additionally, the NHLBI established the NCEP in 1985 to educate consumers and medical professionals about the importance of knowing one’s cholesterol level and to establish guidelines for the detection, evaluation and treatment of elevated cholesterol in adults. The NCEP recommends that all adults obtain a complete lipoprotein profile (i.e., total cholesterol, LDL or “bad” cholesterol, HDL or “good” cholesterol and triglycerides), which typically is obtained through a general physician, at least once every five years. Once an individual is diagnosed with elevated total cholesterol and prescribed a cholesterol-lowering drug, the NCEP recommends periodic testing of one’s cholesterol, including the HDL, LDL and triglyceride components of total cholesterol. Our cholesterol monitor does not measure these individual components of a complete lipoprotein profile, and is not intended as a substitute for either five-year or periodic testing by or at the direction of a physician. Rather our monitor (a) measures total cholesterol levels, which the NCEP states, based upon studies, has proven to be a good indicator of LDL cholesterol levels and (b) allows patients to be involved in their care through self-monitoring, to improve adherence to their cholesterol lowering program as prescribed by a physician. Studies have shown that home testing devices can be a powerful method for encouraging adherence. Our cholesterol monitor is a home testing device that can be utilized by patients to self-monitor cholesterol levels, and thereby improve adherence to their cholesterol-lowering programs.

Sales and Marketing Efforts

Our ability to conduct significant marketing activities critical to building broad market awareness of our cholesterol monitor has historically been severely limited due to financial constraints. As a result, prior to fiscal 2004, our marketing efforts were limited to using our current base of critical employees to sustain, cultivate and build upon our existing relationships with national and regional drug and pharmacy-featuring retail store chains, and, to a lesser extent, specialty catalog and internet-based direct marketers and independent pharmacies. During fiscal 2003, our specific marketing activities principally consisted of periodically participating in cooperative advertising campaigns with certain of our existing retail customers, providing device brochures and discount coupons to pharmacies for subsequent distribution to their customers, occasionally participating in trade shows, and conducting telephonic and in-person presentations to certain potential customers. In September 2003, we secured a portion of the long-term financing we sought to enable us to move forward with our marketing plan and, in October 2003, we began a targeted radio advertising campaign. In February 2004, we secured additional financing allowing us to continue implementing our targeted radio advertising campaign. Due to cash flow constraints we ceased placing media ads in mid-September 2004, and have been advised by the advertising agent that our outstanding obligation for the advertising campaign is $300,000, which has been recorded as a liability on our consolidated financial statements.  Also in January and February 2005, we conducted a limited television marketing campaign. We believe that this test program was an effective method of furthering our product awareness campaign and will consider pursuing it further as funds are available. Any future marketing campaigns will be highly dependent upon our ability to obtain additional financing.

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

We continue to pursue further penetration into the U.S. retail marketplace with our cholesterol monitor by establishing additional relationships with similar retail organizations. Over the long term, we aspire to add high-volume, mass-merchandising retail chains in the United States and Canada. Currently we also sell our professional cholesterol monitor to one customer in the United Kingdom under the European Community’s directive for IVDD devices whereby we provide a self-certification declaration of conformance attesting to our quality control procedures meeting the standards of the European Community’s ISO 9001 standards. Our sales outside of the United States approximate $25,000 per fiscal year for which we conduct no marketing activities.

Sales Concentrations With Major Customers

Our past sales have been, and we currently expect that our sales for the foreseeable future will be, dependent upon a few major customers. CVS Corporation, Home Shopping Network and Albertsons accounted for 35%, 22%, and 9%, respectively, of our consolidated sales during fiscal 2005. CVS Corporation, Eckerd Corporation and Rite Aid accounted for 22%, 12%, and 10%, respectively, of our consolidated sales during fiscal 2004. We do not engage in long-term supply contracts with these major customers and it is therefore possible that any of our major customers could cease purchasing our products at any time, which would have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

In August 2004, CVS Corporation completed the acquisition of approximately 1,260 Eckerd Corporation drug stores. As a result, our net sales to Ekerd Corporation decreased from $313,356 in fiscal 2004 to $28,343 in fiscal 2005. Net sales to CVS Corporation increased from $551,110 in fiscal 2004 to $753,388 in fiscal 2005.

During the first quarter of fiscal 2005, we contacted Rite Aid regarding non-payment of certain invoices due to us and were notified that Rite Aid did not intend to pay the invoices until their in-house inventory levels of our products reduced. We ceased any future shipments to Rite Aid, as they had continued to reorder our products. Upon further discussions with Rite Aid we ceased our supply relationship.

On July 13, 2005, we reached an agreement with Rite Aid that stipulates that all remaining merchandise held by Rite Aid would be returned to us. As it was evident prior to June 30, 2005, that this agreement would be reached subsequent to year end and as it was also possible to reasonably estimate the sales returns, we recorded the impact of this agreement on June 30, 2005. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” to our consolidated financial statements for more details.

In January 2004, Home Shopping Network began selling our products on their television program. We do not compensate Home Shopping Network to have our products featured on their television series, rather, we sell product to the Home Shopping Network, for resale. Sales to Home Shopping Network are initiated by the customer on an individual purchase order basis, and the products may be featured on their program fully at their discretion. These sales are subject to customary sales terms, and do not require us to repurchase products not resold by Home Shopping Network.

We primarily attribute our historical sales concentrations to our limited revenue base, our focus on establishing relationships with national and regional drug and pharmacy-featuring grocery store and retail chains, and our inability, given financial constraints, to conduct ongoing marketing activities critical to the establishment of a broad retail customer base. See “Management’s Discussion and Analysis or Plan of Operation – Consolidated Results of Operations”, “–  Consolidated  Liquidity and Capital Resources” and “–  Risks and Uncertainties” for further details.

Employees

Our employees at June 30, 2005 and 2004, distributed among our functional areas, were as follows:

	June 30, 2005	June 30, 2004
Administration and Finance	6 (a)	7
Product Assembly, Testing and Packaging	5	8
Sales, Marketing and Customer Service	1	2
Information Technical Services	1 (b)	1
Total Employees	13	18

———————

(a)

Includes one part-time employee

(b)

Consists of one part-time employee

We did not employ any part-time employees during fiscal 2004.

We currently engage our former Chief Information Technology Officer on an as-needed consulting basis.

We also engage our former Chief Operations Officer under a consulting agreement dated June 29, 2005, that will continue until December 31, 2005.

None of our employees currently are parties to collective bargaining agreements. We consider our employee relations overall to be satisfactory. See “Risks and Uncertainties – We Are Dependent Upon Our Key Management Personnel”, for details regarding our continuing dependency on key management personnel.

Principal Vendors and Related Assembly, Packaging and Distribution Operations

Our current principal vendors are as follows:

•

Roche Diagnostics GmbH. – We are party to a licensing and manufacturing agreement with Roche Diagnostics GmbH (“Roche”) of Mannheim, Germany. The initial term of the agreement expired on December 31, 2004, however, absent default by either party, the agreement automatically renews for additional one year terms unless either party gives 12 months written notice of termination. Neither party has given written notice of termination as of the date of this report and, accordingly, on December 31, 2004, the agreement automatically renewed for an additional one year term. However, negotiations are ongoing regarding renewal of the agreement. Under the agreement, we procure the following:

Disposable, Dry-Chemistry Test Strips. – Our agreement with Roche currently grants us the exclusive right to market and distribute its proprietary test strips in the U.S. We are required to purchase our supply of dry-chemistry test strips utilized in our cholesterol monitors exclusively from Roche. As we did not meet the calendar 2002 minimum sales threshold set forth in the agreement, Roche began prospectively assessing us a 10% price surcharge on purchases in exchange for agreeing to maintain our U.S. exclusivity. This surcharge was based on our revised sales forecasts for the duration of the agreement.

Optics Technology. – Our agreement with Roche licenses us its proprietary optics technology, which we utilized in our predecessor cholesterol monitor in exchange for an agreed-upon royalty per device sold. However, we recognized no royalty obligation on sales of our current consumer device, which we began selling in October 2002, as we viewed the re-engineered optics technology used in this device as being proprietary to us, and not Roche. In May 2003, Roche asserted in a letter to us that the subject optics technology was, in their opinion, still subject to royalties under our agreement. Given our continuing material dependency on Roche for its test strips and in order to avoid jeopardizing such relationship, we responded in July 2003 with a letter proposing a substantially lower royalty on each device sold. Negotiations are currently ongoing and we have recorded a liability in the amount of $257,535, representing the amount invoiced by Roche, excluding interest, which is the maximum amount we currently believe is necessary to resolve this matter based on the latest negotiations. We believe that any incremental royalty obligation resulting from these negotiations would not be material to our consolidated financial statements.

•

Opto Circuits (India) Limited. – In October 2003, we began outsourcing a portion of our cholesterol monitor assembly, on an individual purchase order basis, to Opto Circuits (India) Limited in Bangalor, India. Currently, Opto Circuits (India) Limited assembles the majority of our monitors.

•

Servatron Inc. – Previously, we utilized Servatron Inc., in Spokane, Washington, to assemble the majority of our cholesterol monitors and related calibration keys, on an individual purchase order basis. Currently, Servatron Inc. does not perform any significant assembly work for us although they may be utilized for assembly work in the future.

Although we are susceptible to short-term disruptions that could materially adversely impact our business, financial condition, results of operations and cash flows, we believe that the services currently procured from Opto Circuits could be obtained from a number of companies available to us in the marketplace. We also believe there is a suitable replacement to Roche’s dry-chemistry total cholesterol test strip currently available to us in the marketplace, however we are precluded from procuring test strips from any other source through December 2005 due to our current agreement with Roche. Should we ever lose our U.S. exclusivity for Roche’s total cholesterol dry-chemistry test strips, our cholesterol monitor could become subject to more direct competition, including potential direct competition from Roche itself.

Our facilities, as well as the applicable facilities of Opto Circuits, Roche and Servatron, meet the FDA’s Quality System Requirement. All assembled and individually packaged monitors and bulk packaged calibration keys from Opto Circuits and Servatron, as well as all bulk packaged test strips from Roche, are transferred from their respective facilities to our facility in Post Falls, Idaho for random quality assurance audits, warehousing, and shipping to customers. We believe that our production facilities and capabilities, as well as those of Opto Circuits, Roche and Servatron, will be sufficient through at least fiscal 2006.  We have utilized, and plan to continue to utilize, common carriers for all of our product shipping needs.

Product Research and Development

We incurred product research and development expenses of $33,497 and $59,186 in fiscal 2005 and 2004, respectively, principally in connection with the re-engineering activities associated with developing and refining our current cholesterol monitor. As these activities were substantially completed as of our fiscal 2003 second quarter ended December 31, 2002, we have subsequently incurred, and currently expect to continue to incur, nominal product research and development expenditures for the foreseeable future.

In view of financial constraints, we have suspended active development, manufacturing and marketing efforts relating to products other than our cholesterol monitors and related products and accessories. Such product initiatives were primarily related to the development of our professional cholesterol monitor and a software product called Privalink. Privalink was intended to enable interconnectivity between various medical diagnostic devices and the consolidated secured storage, via encryption, of related test results and other personal and health-related data onto a smart card and via the internet into a remotely maintained and password accessible database. We will continue to fill any dry-chemistry test strip orders passively received for our professional devices on an ongoing basis, as these strips are the same strips utilized by our cholesterol monitor.  As our future financial condition permits, we will consider whether the recommencement of activities relating to other product development is warranted.

Intellectual Property Rights

We are dedicated to obtaining, maintaining and enforcing the intellectual property rights covering our corporate image and proprietary technology, both in the U.S. and abroad. Accordingly, we are actively engaged in creating and protecting our copyright, trademark, patent, and trade secret assets.

We own various copyright registrations primarily related to the software used by our current and predecessor cholesterol monitors and our “Data Concern” Personal Health Smart Card.  We own various U.S. trademark registrations primarily related to the “Lifestream” names and logo designs, as well as the trade names of our various products such as “Cholestron”, “The Data Concern”, and “Personal Health Card”. We also own pending U.S. trademark applications for the following trademarks: Lifestream, Lifestream Technologies (and logo design), Know It for Life, Privalink, Personal Data Key, Personal Document Key, Personal Financial Key, and Personal Health Key. Although we believe that all of these marks are entitled to registration on the Principal Register, the outcome of the application process for trademark registration cannot be predicted with certainty.

On October 1, 2005, we entered into a non-exclusive trademark license agreement with an unrelated company to utilize the trade name “Personal Health Card”. See “Note 18. Subsequent Events – Patent and Trademark License Agreements” to our consolidated financial statements for more details.

We own the following material U.S. patents:

•

U.S. Patent No. D437,057 which claims the ornamental appearance of our discontinued professional device. The term of this patent is fourteen years expiring on January 30, 2015.

•

U.S. Patent No. D459,811 which claims the ornamental appearance of our predecessor consumer device. The term of this patent is fourteen years expiring on July 2, 2016.

•

U.S. Patent No. 5,135,716 which claims HDL test strip technology. The HDL test strip technology is not the same test strip as is used in our current cholesterol monitor. The total test strip used in our current cholesterol monitor is proprietary to Roche and is supplied to us through our distribution agreement with Roche. The term of this patent is twenty years expiring on August 4, 2012. In November 2004, we settled a lawsuit relating to this patent, and in connection with the settlement, we granted the defendant a license to utilize this patent. See “Note 17. Commitments and Contingencies” for further details.

•

U.S. Patent No. 6,602,469 which claims aspects of our current consumer device and operational aspects of our discontinued professional device, including the display of the user’s cardiac age based on the test result and diagnostic information entered directly into the device, such as the user’s age, weight, personal history of heart disease, family history of heart disease and other relevant factors. This patent also covers a test strip validation technique that allows the device to activate only for authorized test strips used prior to the test strip’s expiration date. In addition, the patent covers the secure network-based health assessment and medical records maintenance system that receives medical information from the health monitoring and diagnostic device and stores the information in a secure medical records maintenance system. The term of this patent is twenty years expiring on August 5, 2023.

We also own several United States divisional patent applications claiming additional inventions disclosed in the application that matured into U.S. Patent No. 6,602,469. This patent was the subject of an Intellectual Property and Capital Interest Agreement more fully discussed elsewhere in this report under “Business – Secured Interactive Technologies, Inc.”  Furthermore, on October 1, 2005, we entered into a non-exclusive patent license agreement with an unrelated company to utilize this patent. See “Note 18. Subsequent Events – Patent and Trademark License Agreements” to our consolidated financial statements for more details.

In addition, we also have intentional patent applications pending in Canada and the European Patent Office.

See “Business – Corporate History” for further details regarding our past products and product initiatives.

Secured Interactive Technologies, Inc.

Our subsidiary, Secured Interactive Technologies, Inc., is the owner of a patent and related technology covering secured data acquisition, transmission, storage and analysis systems. For financial reasons, this patent has not matured into revenue-producing technology and we do not currently have the resources to develop this technology.

Effective February 1, 2005, we entered into an Intellectual Property and Capital Interest Agreement (“Agreement”) with an unrelated third party, which provided for the future assignment of certain of these patent applications to the purchaser. In connection with the assignment, we agreed to allow our president and chief executive officer, Christopher Maus, to assist the purchaser in the initial phases of product development and rollout. On March 1, 2005, Mr. Maus entered into an employment agreement with the purchaser whereby Mr. Maus would serve as Chairman of the Board and consultant to the purchaser for a period of two years ending March 1, 2007. The purchaser was unable to complete its first round of financing by July 31, 2005, and, as required by the Agreement, the Agreement automatically terminated and was not extended by the parties. Further, the employment agreement that Mr. Maus entered into with the purchaser also expired due to the purchaser’s inability to complete its first round of financing.

On October 1, 2005, we entered into a non-exclusive patent license agreement with an unrelated company to utilize this patent. See “Note 18. Subsequent Events – Patent and Trademark License Agreements” to our consolidated financial statements for more details.

Competition

We currently compete, directly or indirectly, with the following products and representative firms:

•

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

•

Quantitative, instrument-based, reusable diagnostic measuring devices. These diagnostic measuring devices vary widely as to their scope, capabilities and ease-of-use and are marketed to either consumers or medical professionals. Prices range from approximately one hundred dollars for basic cholesterol monitors, such as ours, to several thousand dollars for more sophisticated devices, such as bench-top analyzers for high-volume laboratories. Basic devices typically require little or no advance preparation (e.g. fasting, etc.) and utilize a single blood drop deposited onto a disposable, single-use, dry chemistry test strip that is formulated for the specific blood component being measured. Certain devices, such as ours, are currently dedicated to measuring a single blood component while others are capable of measuring a number of individual blood components through separately conducted tests. More sophisticated devices typically require prior fasting and utilize a vial of blood deposited into a test cassette for the simultaneous measurement of multiple blood components. All such devices are designed and engineered to provide clinically accurate quantified measurements within several minutes. Firms marketing basic devices would include, but not necessary are limited to, us and Polymer Technology Systems, Inc. (“Polymer”). Firms marketing more sophisticated devices would include, but not necessary are limited to, Cholestech Corp.

We continue to emphasize the procurement of shelf space among national and regional drug and pharmacy-featuring grocery store chains. To a significantly lesser extent, we seek a retail presence with specialty catalog and internet-based direct marketers and independent pharmacies. Over the longer term, we aspire to add high-volume, mass-merchandising retail chains.

Within the consumer retail store chains and specialty catalog-based direct marketers that currently carry our cholesterol monitor, we have experienced some indirect competition from screening tests, but little, if any, direct competition from measuring devices. With respect to consumer retail store chains that currently do not carry our cholesterol monitor and with which we aspire to ultimately establish a vendor relationship, the competitive presence appears at this time to be substantially the same. In the internet-based, e-commerce marketplace, we have continued to primarily note the direct competitive presence of Polymer’s devices.

Based on our current knowledge of potentially competitive products in the consumer marketplace, Polymer’s CardioChek Analyzer is our primary competitor. The CardioCheck Analyzer is capable of simultaneous measuring, and providing individually quantified measures of, total cholesterol, HDL cholesterol, LDL cholesterol and triglycerides from a single drop of blood deposited onto a lipid-panel. Polymer additionally represents that its CardioChek Analyzer contains updated analysis software, that is upgradeable to support future dry-chemistry test strips under development, is more user-friendly to operate, and is more trouble-free, including being more tolerant of operator errors. The CardioChek appears to have a suggested retail price of $169.95.

We believe that our primary competitive advantage at this time is the retail shelf space presence that we have obtained with certain leading national drug and pharmacy-featuring grocery store chains. We believe, although there can be no assurance of such, that these retailers will be reluctant for the foreseeable future to carry a directly competing device given that the market for consumer cholesterol devices is still in its early formative stages. From a device standpoint, we currently believe that the primary competitive advantages of our cholesterol monitor at this time, as compared to Polymer’s devices, are that, for an individual who is merely concerned with obtaining a clinically accurate quantified measurement of their total cholesterol level, it has a lower suggested retail price, often being promoted by certain of our more prominent existing retail chain customers below the psychologically important one hundred dollar price point, and has superior historical test storage capabilities. However, to the extent that an individual is interested in additionally obtaining quantified measurements of total cholesterol’s sub-components or other blood components, we currently are at a technological disadvantage.

Many of the firms that we currently directly or indirectly compete against in the consumer marketplace have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations, than we do. As such, there can be no assurance that we will be able to maintain our competitive position in the future.

Governmental Regulatory Environment

Our developing and marketing of total cholesterol monitoring devices subjects us to the oversight of the FDA and similar governmental regulatory agencies abroad. The FDA Act provides for comprehensive regulation of all stages of development, manufacturing, distribution and promotion of “medical devices” in the U.S. Products intended for use in the collection, preparation, and examination of specimens taken from the human body, such as our cholesterol monitor, are considered a subcategory of “medical devices.”  The same regulations apply to consumer diagnostic medical devices as apply to professional diagnostic medical devices.

There are two primary routes by which to bring a medical device to market in the U.S.: the Pre-Market Approval Application and the 510(k) Pre-Market Notification. The Pre-Market Approval Application requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding as to whether a device is safe and effective for its designated use. The 510(k) Notification permits marketing upon a demonstration to the FDA’s satisfaction that the device is substantially equivalent to an approved device already in commercial distribution. Generally, the clearance process can require extended periods of testing, both prior to and after submissions to the FDA. FDA review of submissions by a company can entail significant amounts of time and money. There can be no assurance that the FDA or any similar governmental regulatory agency abroad will grant market clearance for any particular medical device.

The FDA uses a classification system, i.e., Class I, II or III, to determine the level of regulation a product will require and the approval process that applies to the device. The classification system is based on the “potential risk to the user” with Class I being “low risk,” Class II being “moderate risk” and Class III being “high risk.”  Because all new products to the marketplace after 1976 are automatically classified as Class III devices (unless otherwise reclassified by the FDA) in any 510(k) Notification, the applicant must, among other things, demonstrate that the product to be marketed is “substantially equivalent” to another legally marketed device in performance, design, safety and intended use to avoid the more rigorous approval process associated with Class III devices.

The FDA also requires the integration of their quality system into any facility it registers as a “medical device facility”. The quality system requirement encompasses product development and manufacturing, customer service, incident reporting and labeling control. Our facilities, as well as the applicable facilities of Servatron, Opto Circuits and Roche, are registered with the FDA and meet the quality system requirements.

In October 1998, we received the FDA’s order of “substantial equivalence” to Boehringer Mannheim’s Accu-Trend Instant Plus home diabetes test, a Class II instrument already in commercial distribution and received market clearance of our professional cholesterol monitor.

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

In February 2000, we submitted 510(k) Notification for our consumer cholesterol monitor and received the FDA’s market clearance for such device on July 25, 2000.

In March 2000, the American Medical Association granted a revision to their Conventional Procedural Code to include a total cholesterol finger stick test, regardless of the instrument type or sample collection. This revision was granted on the basis of our submission to the Association’s Conventional Procedural Code Editorial Panel proving widespread use and medical utility. As a result, a total cholesterol test performed with our device is cleared for public and private health plan reimbursements under the Conventional Procedural Code coding system.

All products manufactured or distributed by us pursuant to FDA clearances or approvals remain subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. In addition, labeling and promotional activities remain subject to scrutiny by the FDA.

Currently, our products are not covered by the reimbursement policies of Medicare or other third-party insurers. There can be no assurance that Medicare or other third-party insurers will ever provide reimbursement for home cholesterol monitoring by seniors or others. The lack of Medicare or other third-party insurance reimbursement for our cholesterol monitors may reduce the demand for our products, thereby adversely affecting our revenues.

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

February 1994

Lifestream Diagnostics completed a plan of legal reorganization to become a public company whereby it executed an exchange agreement with, and became a subsidiary of, an inactive public shell company incorporated in Nevada.  Concurrent with this reorganization, the public shell company adopted our current name, Lifestream Technologies, Inc., and our common shares began trading on the Over-The-Counter Bulletin Board Market under the ticker symbol “LFST.”

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

October 2000

Our common shares began trading on the American Stock Exchange under the ticker symbol “KFL.”

October 2003

Our common shares ceased trading on the American Stock Exchange and began trading on the Over-the-Counter Bulletin Board under the symbol “LFTC”.

December 2003

Following receipt of approval from our stockholders, we increased the number of shares of common stock we are authorized to issue to 250 million shares.

April 2004

Following receipt of approval from our stockholders, we increased the number of shares of common stock we are authorized to issue to 750 million shares.

Available SEC Filings

Our annual, quarterly and other periodic filings with the SEC, including any amendments thereto, may be accessed, at no cost, directly through the SEC’s web site at www.sec.gov. We also provide links to these filings, filings of ownership reports made by our officers, directors and principal shareholders, as well as copies of our press releases in the “Investors” section of our web site located www.lifestreamtech.com. The information found on our web site is not part of this report or any other report we file with the SEC.

ITEM 2.

PROPERTIES

All of our operations continue to be located in modern leased premises within the Riverbend Commerce Park in Post Falls, Idaho, with the address of our administrative corporate offices being 570 S. Clearwater Loop, Bldg. 1000 Suite D, Post Falls, Idaho 83854. We currently operate under a lease covering 7,465 square feet of office, assembly, testing, packaging, warehousing and shipping space, which expires October 31, 2005. We believe that suitable alternative lease space is readily available to us at similar lease rates in proximity to our current location should such become necessary or desirable.

We believe that our current physical facilities will be sufficient, absent any unforeseen significant sales increase, to accommodate all of our business needs through at least fiscal 2006.

ITEM 3.

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

In January 2005, we were served with a Notice of Arbitration from TheSubway.com, Inc. (“Subway”), a former consultant to us regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, our Company and Subway entered into a settlement agreement pursuant to which we agreed to pay Subway $60,000 in the form of our common shares to be registered with the SEC. The settlement agreement states that we were to complete the registration process for the common shares issuable to Subway by September 1, 2005. We did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration. Additionally, this reinstates Subway’s claim for $75,000, and we expect Subway may file suit in the local circuit court to enforce the terms of the settlement agreement.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended June 30, 2005.

PART – II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Stock Price History

Since October 31, 2003, our common shares have been traded on the Over-the-Counter Bulletin Board under the symbol “LFTC”. From October 10, 2000 until October 30, 2003, our common shares were traded on the American Stock Exchange under the ticker symbol “KFL”. As of June 30, 2005, we had approximately 7,000 stockholders of record.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock as reported by the AMEX and, commencing October 31, 2003, by the Over-the-Counter Bulletin Board.

	High	Low
Fiscal 2005
First Quarter	$0.04	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.02	$0.01
Fiscal 2004
First Quarter	$0.26	$0.13
Second Quarter	$0.18	$0.10
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.05	$0.03

Dividend Policy

Our Board of Directors has not declared or paid any cash dividends since our inception. As the Board of Directors’ current policy is to retain any and all earnings to fund our ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future. We are currently restricted under Nevada corporate law from declaring any cash dividends due to our current working capital and stockholders’ deficits.

We do not anticipate paying any cash dividends in the foreseeable future because:

•

we have experienced losses since inception; and

•

we presently intend to retain future earnings, if any, to finance the expansion of our business.

Future dividend policy will depend on:

•

our earnings, if any;

•

capital requirements;

•

expansion plans;

•

financial condition; and

•

other relevant factors.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Currently, our common stock is a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

Recent Sales of Unregistered Securities

On June 30, 2005, we issued 625,000 shares to an individual who is currently an interim member of our Board of Directors and formerly was our Chief Operating Officer. These shares were issued in conjunction with a consulting agreement dated June 29, 2005, under which the consultant will receive the sum of $7,500 per quarter for consulting services related to our sales, marketing and operations functions. This compensation is payable in shares of our common stock. The consultant (a) had access to business and financial information about us, (b) had such experience in business and financial matters so that he was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) of such Act and the rules and regulations thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to equity compensation as of June 30, 2005:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column a) (c)
Equity Compensation Plans Approved by Security Holders:
• 1998 Employee Stock Option Plan	884,325	$2.28	1,115,675
• 2002 Employee Stock Option Plan	—	—	2,000,000
	884,325	$2.28	3,115,675

Equity Compensation Plans Not Approved by Security Holders:
• 2004 Stock Compensation Plan (1)	9,138,427	$0.03	7,473,030
• Other (2)	3,199,912	$1.79	—
Total	13,222,664	$0.49	10,588,705

———————

(1)

Does not include 8,388,543 shares of common stock issued as stock awards under the 2004 Stock Compensation Plan.

(2)

Comprised of options granted and/or restricted stock and warrants issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We market a proprietary over-the-counter, total cholesterol monitoring device for at-home use by both health-conscious and at-risk consumers. Our cholesterol monitor enables an individual, through regular at-home monitoring of their total cholesterol level, to continually assess their susceptibility to developing cardiovascular disease, the single largest cause of premature death and permanent disability among adult men and women in the United States of America.

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

During fiscal 2005 we were successful in the following areas:

•

Reported a gross profit of $340,023 for fiscal 2005 compared with a gross margin loss of $95,416 in fiscal 2004 while reducing personnel levels;

•

Our product was featured on a national home shopping network with our product being the best selling product in its category for the 24 hour period in which it was presented (see “Business – Sales Concentrations with Major Customers”);

•

Developed a second cholesterol monitor prototype for consideration in bringing a new consumer product to the market, and

•

Conducted a television commercial test that began in January 2005 and was completed in February 2005.

Our primary focus continues to be to increase consumer awareness of the benefits of our products though increased distribution, development of new products, educating pharmacists, and the use of lower-cost marketing campaign tests while seeking additional funding in order to continue conducting more significant marketing activities.

Substantial Doubt Regarding Our Ability to Continue as a Going Concern

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, that expressed substantial doubt regarding our ability to continue as a going concern.

We are addressing our ability to continue as a going concern by, among other actions, the following:

•

During our fiscal year ended June 30, 2004, we completed three private placement offerings totaling $6,247,000 in unsecured convertible debentures from which we received $5,244,592 in net cash proceeds;

•

On November 8, 2004, our outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of our common stock as of June 30, 2005. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

•

On April 28, 2004, our shareholders elected to increase our authorized common shares to 750 million shares for use in future financing transactions;

•

During the second half of fiscal 2004, we received approximately $327,000 in proceeds from the exercise of warrants issued in connection with prior financings.

•

We continued to reduce the cost of our current cholesterol monitor and we expect to realize improved gross margins;

•

We continued negotiations with a major retailer, as well as smaller retailers, to sell our products;

•

We developed a continuing education program implemented in the first quarter of fiscal 2005 to broaden awareness and educate pharmacists on the benefits of the our products;

•

We developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;

•

We have conducted and intend to continue to conduct marketing activities as funds become available, including a television commercial test which began in January 2005 and was completed in February 2005. We believe that this test program was an effective method of furthering our product awareness campaign and will consider pursuing it further as funds are available;

•

We continue to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitor the FDA’s consideration of over the counter cholesterol-lowering drugs; and

•

We reduced personnel levels to a core staff of only 13 employees while implementing cost-cutting measures and decreasing administrative costs.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, we failed to make the required $100,000 monthly payment of principal on our outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. Under the terms of the note, in the event of a default in our payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. Our obligations under the note and related loan agreements are collateralized by a security interest in substantially all of our assets.  After each occurrence of default, Master Fund verbally advised us that it did not intend to assert our failure to make payment as a default under the note. On July 11, 2005, and on September 16, 2005, our company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of our failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.  After the occurrence of the October 1, 2005, default we reached verbal agreement in principle with Master Fund providing that (a) Master Fund has waived any default arising by reason of our failure to make the October 1, 2005, payment under the note, (b) payment of the October 1, 2005, installment under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) our agreement in principle with Master Fund will be promptly reduced to writing and (d) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.

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

Consolidated Results of Operations

Our consolidated net sales for the fiscal year ended June 30, 2005 (“fiscal 2005”) were $2,113,785, a decrease of $489,472, or 18.8%, as compared to $2,603,257 for the fiscal year ended June 30, 2004 (“Fiscal 2004”). We primarily attribute this decrease in our consolidated net sales to an agreement we reached with Rite Aid. This agreement reduced our net sales in the fiscal 2005 fourth quarter by $400,408. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” for further details. We also attribute a portion of the decrease to the cessation of our relationship with Rite Aid during fiscal 2005 due to their nonpayment of certain invoices due. Rite Aid had accounted for approximately 10% of revenues during the fiscal year ended June 30, 2004. Additionally, our net sales to Eckerd Corporation decreased from $313,356 in fiscal 2004 to $28,343 in fiscal 2005 due to the acquisition by CVS Corporation of approximately 1,260 Eckerd Corporation drug stores in August 2004.

These negative impacts were partially offset primarily by the contribution to our net sales of $472,899 by a national television network that featured our products on several shows during fiscal 2005 as compared to a contribution to our net sales of $73,496 during fiscal 2004. Additionally, net sales to CVS Corporation increased to $753,388 in fiscal 2005 from $551,110 in fiscal 2004 primarily as a result of the acquisition by CVS Corporation of approximately 1,260 Eckerd Corporation drug stores in August 2004.

For fiscal 2005 our consolidated cost of sales were $1,773,762, a decrease of 924,911, or 34.3%, as compared to consolidated cost of sales of $2,698,673 in fiscal 2004. We primarily attribute this decrease in our consolidated cost of sales to a decrease in inventory obsolescence expense of $245,004 to $479,954 in fiscal 2005 from $724,958 in fiscal 2004. This decrease is due to inventory write-offs made based on our decision in fiscal 2004 to suspend sales of test strips expiring in May 2004 and September 2004 due to the short term in which our consumers would be able to utilize the test strips. Also contributing to the decrease in our consolidated costs of sales was an initial order for a major new retailer during the fourth quarter of fiscal 2004. This initial order required us to provide approximately $201,000 of inventory at no cost to the major retailer. As a result, the $201,000 was included as a component of our fiscal 2004 cost of goods sold in accordance with United States generally accepted accounting principles.  We also attribute $161,019 of the decrease in our consolidated cost of sales to the return of certain inventory by Rite Aid. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” for further details.  Also, in fiscal 2004, we accrued an additional $153,431 for royalties associated with licensing the use of proprietary optics technology from a principal vendor. In fiscal 2005, no additional accrual was made for royalties related to this matter. See “Note 17. Commitments and Contingencies – Royalty Obligation Dispute on Proprietary Optics Technology,” for further details.

These positive impacts were partially offset by an increase of $102,291 resulting from discounted pricing received in fiscal 2004 that was not received in fiscal 2005 on certain units of our cholesterol monitor upon the closing of our previous manufacturer’s plant in fiscal 2004.

As a result of the above, we realized a consolidated gross profit of $340,023 for fiscal 2005, an increase of $435,439, or 456.4%, as compared to a consolidated gross loss of $95,416 for fiscal 2004. Our resulting gross margins for fiscal 2005 and 2004 were 16.1% and (3.7)%, respectively.

Our ability to realize consolidated gross profits sufficient to meet our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. If we are unsuccessful in our efforts to timely procure equity or debt financing sufficient to continue to fund marketing activities during fiscal 2006, the likelihood of us achieving broad market awareness and acceptance of our consumer monitors will be remote.

For fiscal 2005 our consolidated operating expenses were $3,059,711 (inclusive of $596,302 in non-cash charges), a decrease of $2,234,151, or 42.2%, from the $5,293,862 (inclusive of $769,757 in non-cash charges) incurred during fiscal 2004. As further detailed below, the decrease in operating expenses for fiscal 2005 is primarily attributable to the cessation of a significant radio advertising campaign, which was broadcast for the majority of fiscal 2004, but was broadcast during only a portion of fiscal 2005. The remaining decrease is due to our continued focus on reducing general and administrative expenses, particularly related to personnel and related salaries, taxes and benefits.

Consolidated sales and marketing expenses were $991,740 for fiscal 2005, a decrease of $1,104,177, or 52.7%, from the $2,095,917 incurred during fiscal 2004. We primarily attributed this decrease to a decrease of $893,588 in radio advertising related to the cessation of a significant radio advertising campaign broadcast for the majority of fiscal 2004, but was broadcast for only a short period in fiscal 2005. Also contributing to this decrease were expenses associated with placing our product on a former vendors shelves, commonly referred to as “slotting fees”, of $195,300 in fiscal 2004 compared with a credit of $33,002 in fiscal 2005. The reduction in the fiscal 2005 “slotting fees” was attributable to an agreement we reached with Rite Aid. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” for further details. These decreases were partially offset by an increase of $77,475 for developing and testing a television commercial during fiscal 2005. Based on the results of this commercial test and availability of funding, we are currently assessing whether to continue the television commercial advertising.

Consolidated general and administrative (“G&A”) expenses for fiscal 2005 were $1,657,972, a decrease of $1,083,375, or 39.5%, from the $2,741,347 incurred during fiscal 2004. The decrease is primarily attributable to:

•

a reduction in employee expenses of $514,167 primarily related to our reducing personnel levels in fiscal 2005 to a core staff of 13 employees compared with a core staff of 18 in fiscal 2004;

•

a decrease of $347,000 in bad debt expense related to an agreement we reached with Rite Aid. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” for further details.

•

a decrease in consulting fees of $345,591 in fiscal 2005 from fiscal 2004 primarily attributable to our eliminating agreements  with  various  consultants  and  decreasing  the  hours  utilized  from  other  consultants in a continued effort to reduce G&A expenses;

•

a decrease of $97,734 in fiscal 2005 in royalty fees due to an accrual made during fiscal 2004 based on ongoing negotiations regarding a dispute with a principal vendor from whom we licensed the proprietary optics technology utilized in our predecessor cholesterol monitor;

•

a decrease of $79,760 during fiscal 2005 in expenses associated with filing three proxy statements during fiscal 2004 and the related expenses associated with a review of one of these proxies by the SEC compared to filing only one proxy during fiscal 2005;

•

a decrease of $51,586 in our fiscal 2005 shipping costs due to our continued effort to reduce G&A expenses; and

•

a decrease of $38,813 during fiscal 2005 in investor relations and communications consulting fees due to our continued efforts to reduce G&A expenses.

These positive impacts were partially offset primarily by an increase in fiscal 2005 of $219,800 in expenses associated with issuing stock in exchange for consulting services during fiscal 2005.

Product research and development expenses were insignificant in both fiscal 2005 and fiscal 2004.

Non-cash depreciation and amortization expenses for fiscal 2005 were $376,491, an increase of $66,835, or 21.6%, from the $309,656 incurred during fiscal 2004. This increase primarily is attributable to increased patent amortization due to a decrease in the remaining estimated useful life of a patent from six to three years. This patent had been subject to litigation for several years. However, in November 2004, we entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, we granted the defendant a license to utilize our patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply us with dry-chemistry test strips used in our current cholesterol monitor. If no supply agreement is reached, the license will become fully paid and unencumbered after December 31, 2007. However if a supply agreement is reached with the defendant, the license terminates on August 4, 2012, upon expiration of the patent. As such, we reduced the estimated useful life of our patent from six to three.

We incurred a loss of $87,756 on the disposal of tooling equipment associated with our predecessor consumer device during the fiscal 2004 first quarter.

Primarily as a result of the foregoing, our loss from operations for fiscal 2005 was $2,719,688, a decrease of $2,669,590, or 49.5%, from the $5,389,278 incurred during fiscal 2004.

Non-operating income and expenses primarily consist of amortization of debt discount, interest and financing expenses. For fiscal 2005, our net non-operating expenses were $4,494,752 (inclusive of $4,183,763 in non-cash charges) as compared to $9,018,279 (inclusive of $8,870,490 in non-cash charges) for fiscal 2004 resulting in a decrease of $4,523,527. This decrease is primarily attributed to the following:

•

a decrease of $2,668,674 in amortization of debt and issue discount from fiscal 2004 expense of $6,025,827 to fiscal 2005 expense of $3,357,153, due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt and issue discount balance to be amortized;

•

$1,728,889 of financing expenses incurred during fiscal 2004 related to a beneficial conversion feature recognized as a result of issuing convertible debt at a discount from the stated conversion rate as compared to only $72,600 during fiscal 2005, and

•

$316,476 decrease in interest expense primarily due to the amendment of our interest bearing note payable converting to a non-interest bearing note and the reduction in interest bearing convertible debentures.

These decreases are offset by non-operating income of $250,000 received in fiscal 2004 for granting an option to an unrelated third party to purchase a technology patent of the Company’s, of which no such income was received in fiscal 2005.

Primarily as a result of the foregoing, we incurred a net loss of $7,214,440 ($0.03) per basic and diluted share in fiscal 2005 as compared to a net loss of $14,407,557 ($0.11) per basic and diluted share in fiscal 2004.

Consolidated Liquidity and Capital Resources

General

We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. We expect to continue to require additional equity or debt financings as our source of capital. We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders’ deficits as of our most recently completed fiscal years ending June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal years ended June 30, 2005 and 2004, which expresses substantial doubt regarding our ability to continue as a going concern. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled “Substantial Doubt Regarding Our Ability to Continue as a Going Concern,” our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt regarding our ability to continue as a going concern remains as of the date of this Report.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $75,000 and $164,000 at June 30, 2005, and June 30, 2004, respectively.

Our aggregate future obligations under capital lease agreements in existence at June 30, 2005, are as follows:

Fiscal years ending June 30,

2006	$19,240
2007	2,746
Total lease payments	21,986
Less imputed interest	1,401
Present value of net minimum lease payments	20,585
Less current maturities	17,929
Total long-term capital lease obligation	$2,656

Outstanding Note Payable

Effective May 1, 2003, we renewed our then expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005. In November 2004, Special Situations, entered into an agreement with the above financial institution, under which the financial institution assigned to Special Situations all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution served as additional collateral under the terms of the note payable and were used to partially pay down the then outstanding loan balance prior to assignment to Special Situations. On May 31, 2005, Special Situations, assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 9.99% of our common stock as of June 30, 2005.

Subsequently, we entered into a series of amendments to the note payable and related loan documents under which Master Fund modified the following terms:

•

the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,417;

•

$974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to us of $750,000;

•

$974,708 of the increase was funded December 15, 2004 resulting in an additional $750,000 in net cash proceeds;

•

the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. See below for details regarding our failure to make the required $100, 000 monthly installments;

•

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

•

On May 10, 2005, the United States Securities and Exchange Commission (“SEC”) declared effective the registration statement that we filed covering the resale of shares issuable under the commitment fee note; and

•

the note payable continues to be secured by substantially all of our assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized over the life of the amended note payable and is reflected as “amortization of deferred financing costs” on our consolidated statement of loss.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, we failed to make the required $100,000 monthly payment of principal on our outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. Under the terms of the note, in the event of a default in our payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. Our obligations under the note and related loan agreements are collateralized by a security interest in substantially all of our assets.  After each occurrence of default, Master Fund verbally advised us that it did not intend to assert our failure to make payment as a default under the note. On July 11, 2005, and on September 16, 2005, our company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of our failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect. After the occurrence of the October 1, 2005, default we reached verbal agreement in principle with Master Fund providing that (a) Master Fund has waived any default arising by reason of our failure to make the October 1, 2005, payment under the note, (b) payment of the October 1, 2005, installment under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) our agreement in principle with Master Fund will be promptly reduced to writing and (d) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.

Outstanding Convertible Debentures

From June 2001 through November 2001, we issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder – Master Fund – at June 30, 2005. These debentures (i) accrue interest at the prime rate plus two percent (8.25% at June 30, 2005), (ii) are convertible at the option of the holders into common stock at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder’s beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures has a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the issuance of the amended and restated promissory note discussed above, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 charge to financing expense related to the beneficial conversion feature, which is recorded in interest and financing expenses on our consolidated statement of loss.

September 2003 Issuances

On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures to eight investors from which we received $3,067,000 in net cash proceeds. These debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at our option in either cash or authorized and unissued shares of our common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

On January 13, 2004, we entered into an exchange agreement with each holder of our convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Holders could not convert their debentures to the extent that conversion would result in the holders’ beneficial ownership of 4.99% or more of our then outstanding common shares. Accrued but unpaid interest of $149,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004 we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $149,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 we recognized approximately $1,489,000 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense approximately $2,668,000 of previously existing debt discount related to the convertible debentures issued in September 2003.

The remaining principal balance from the September issuance of $199,376 at June 30, 2004 was subsequently converted during the first quarter of fiscal 2005, resulting in no further convertible debenture principal or interest related to the September 2003 issuance outstanding as of the date of this report.

February 2004 Issuances

On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which we received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, the amount of which was withheld from the proceeds at the time of the closing of the financing and is being amortized to deferred financing costs over the term of the debentures. The $2,775,000 of convertible debentures is convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participants’ beneficial ownership of 4.99% or more of our then outstanding common shares. These debentures have an aggregate principal face amount of $1,107,500 at June 30, 2005 and become due and payable on February 19, 2006.

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants can be exercised over a nineteen-month period and have an exercise price of $0.065 per share of our common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. We have the right to call the warrants in the event that the average closing price of our common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders’ beneficial ownership of 4.99% or more of our then outstanding common shares.

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

March 2004 Issuance

In March 2004, we issued an unsecured convertible debenture to an existing shareholder and beneficial owner of approximately 3.6% of our common shares as of December 31, 2004, in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at June 30, 2005.

November 2004 Issuance

As discussed above, in November 2004, we paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee is included in deferred financing costs and is being amortized over the life of the amended note payable. On May 10, 2005, the United States Securities and Exchange Commission (“SEC”) declared effective the registration statement that we filed covering the resale of shares issuable under the commitment fee note. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund.

The remaining $4,709,500 in principal of our outstanding convertible debentures at June 30, 2005, matures during our fiscal years ending as follows:

Fiscal years ending June 30,	Principal	Net of Discount
2006	$1,729,500	$1,486,277
2007	2,980,000	2,631,464
Total principal payments	$4,709,500	$4,117,741

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in “amortization of convertible debt discount” on the consolidated statement of loss. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows:

Issuance Date	Original Debt Discount	Amortization Expense for the Twelve Months Ended June 30,
		2005	2004
June – Nov. 2001	$5,211,200	$1,217,489	$1,317,894
September 2003	3,350,000	128,542	3,221,458
February 2004	2,775,000	1,346,307	1,237,293
March 2004	122,000	81,335	21,858
	$11,458,200	$2,773,673	$5,798,503

The remaining debt discount of $558,743 related to our outstanding convertible debentures and note payable at June 30, 2005, is expected to amortize to expense during our fiscal years ending as follows:

Fiscal years ending June 30,	Discount Amortization
2006	$210,208
2007	348,535
Total discount amortization	$558,743

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

•

Any obligation under certain guarantee contracts;

•

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2005:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Note Payable	$2,869,740	$2,869,740	$—	$—	$—
Convertible Debt (1) (2)	4,709,500	1,729,500	2,980,000	—	—
Capital Lease Obligations	21,986	19,240	2,746	—	—
Operating Lease Obligations	53,558	29,036	13,668	10,854	—
Interest Obligations (3)	279,564	—	279,564	—	—
Total	$7,934,348	$4,647,516	$3,275,978	$10,854	$—

———————

(1)

Amounts do not include interest to be paid.

(2)

Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.

(3)

Interest obligation on convertible debt is based on an interest rate of 8.25% on the three tranches that comprise the $2,980,000 at various maturity dates.

Consolidated Cash Flows

Operating activities utilized $1,586,241 in cash and cash equivalents during fiscal 2005, a decrease of $3,776,171, or 70.4%, from the $5,362,412 in cash and cash equivalents utilized during fiscal 2004. On a comparative fiscal period-to-period basis, our lower utilization primarily reflects the positive cash flow effects of our decreased net loss ($7,193,117) and increased accounts payable during fiscal 2005 as opposed to the utilization of cash to decrease accounts payable during fiscal 2004 ($1,537,946). These positive cash flow impacts were partially offset by decreased non-cash charges ($2,668,674) associated with reduced amortization of debt and issue discount. Also, to a lesser extent, these positive cash flow impacts were partially offset by ($1,656,289) reduced expense associated with the beneficial conversion feature of convertible debt.

There were minimal cash flow effects from investing activities during both fiscal 2005 and fiscal 2004.

Financing activities provided $1,246,014 in cash and cash equivalents during fiscal 2005, a decrease of $3,342,617, or 72.8%, from the $4,588,631 in cash and cash equivalents provided during fiscal 2004. Our fiscal 2005 decrease reflects the receipt of the $5,244,592 net cash proceeds received from our issuance of convertible debentures during fiscal 2004 as compared to only $1,500,000 from proceeds of financing transactions during fiscal 2005.

As a result of the foregoing, our unrestricted cash and cash equivalents decreased by $340,172 to $250,024 at June 30, 2005, from $590,196 at June 30, 2004. Our working capital deficit increased by $3,487,740 to a deficit of $4,428,438 at June 30, 2005, from a deficit of $940,698 at June 30, 2004 primarily due to the increase in the current portion related to the gross amount of our note payable by $1,700,709 resulting from the series of amendments which extended the maturity date and payment terms as discussed under “Outstanding Note Payable” above, as well as an increase in the current portion of convertible debentures of $1,486,277.

Planned Capital Expenditures

We have no significant planned capital expenditures for fiscal 2006.

Seasonal and Inflationary Influences

To date, we have not been materially impacted by seasonal or inflationary influences.

Quantitative and Qualitative Disclosures about Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at June 30, 2005, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2006, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks and we have not used, nor do we contemplate using, any derivative financial instruments.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent, from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

Revenue Recognition. – We generate revenue primarily from sales of our cholesterol monitors and dry-chemistry test strips utilized in our cholesterol monitors. We recognize a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 (“SAB 104”) have been met as follows:

•

Pervasive evidence of an arrangement exists – We require a purchase order from our customers for each sale prior to shipment of product.

•

Delivery has occurred – We do not recognize revenue until the product is shipped and all material risks and rewards of ownership are concurrently transferred to the customer. In limited instances, we may enter into “pay-on-scan” sales arrangements whereby the risk of ownership does not transfer to the customer until the customer has sold the product to a third party (the consumer). In these limited instances, revenue is not recognized until we have been notified by the customer that the product has been sold to the consumer.

•

Seller’s price to the buyer is fixed or determinable – We require the sales price to be detailed on the customers purchase order, which may not be changed after acceptance.

•

Collection of the related receivable is reasonably assured – We must determine that collection of the related account receivable is reasonably assured prior to recognition of revenue. We make estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from our customers.

Sales Returns Allowance. – We record an allowance for sales returns and for warranty repairs at the time revenue is recognized. Our estimates of an appropriate allowance for sales returns is based upon historical returns as a percentage of sales, as well as future expectations on returns of test strips based upon the length of time from their expiration date at the time of sale.  Management reviews the adequacy of the allowance on a quarterly basis, however the nature of these estimates are inherently subjective causing actual results to vary from our estimated outcome, thereby requiring us to make future adjustments to our net sales and results of operations.

Allowance for Doubtful Accounts. – We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and those accounts that are past due beyond a certain date. Management reviews the adequacy of the allowance on a quarterly basis by reviewing the accounts receivable aging and considering the historical default rates of customers with past due receivables. Our estimates of an appropriate allowance for doubtful accounts are inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our accounts receivable and results of operations.

Inventory Obsolescence Allowance. – Our inventories, which primarily consist of component parts and assembled cholesterol monitors, are stated at the lower of first-in, first-out cost or market. Obsolete inventory has historically consisted of component parts no longer utilized in the current model of our cholesterol monitor, as well as, expired dry-chemistry test strips or excess test strips with short-term expiration dates that will likely not be sold prior to expiration. Management considers the above factors in our quarterly review of the inventory obsolescence allowance. Our estimates of an appropriate inventory obsolescence allowance is inherently subjective and actual results could vary from our estimated outcome, thereby requiring us to make future adjustments to our inventories and results of operations.

Impairment of Long-Lived Assets. – Our long-lived assets consist primarily of various patents for technology utilized in our cholesterol monitors, as well as, currently unutilized technology for the measurement of cholesterol in its component parts. On a quarterly basis, we evaluate the value of our patents for impairment by comparing our estimates of related future cash flows, on an undiscounted basis, to its net book value. Factors considered by management in its review of the value of patents include the status of any litigation surrounding a patent, likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, we reduce the net book value to an amount equal to the estimated future cash flows, on an appropriately discounted basis. Our estimates of an asset’s related future cash flows are inherently subjective and actual results could vary from our estimated outcome, including any future royalties to be received under a settlement agreement allowing an unrelated third party to utilize our patent under a royalty agreement.

Recently Issued Accounting Standards Not Yet Adopted

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 – Inventory Costs (“SFAS No. 151”), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 – “Inventory Pricing”. SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. We are required to adopt SFAS No. 151 for the first quarter of fiscal year 2006 and do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123R in our first quarter of fiscal 2007. We are currently evaluating the provisions of SFAS 123R. The impact on net income may vary depending upon a number of factors including, but not limited to, the price of our stock and the number of stock options we grant.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 in our first quarter of fiscal 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. Our significant working capital and stockholders’ deficits as of June 30, 2005 and 2004, among other factors, resulted in our independent registered public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 to express substantial doubt regarding our ability to continue as a going concern. Although we have been successful in restructuring certain debt obligations as they have become due and in raising additional investment capital to fund certain immediate and near-term operating needs, we remain in need of substantial additional investment capital to fund our longer-term operating needs, including servicing of our remaining debt obligations and continued conducting of marketing activities we believe necessary to achieve meaningful sales growth.

If we cannot timely secure necessary financing or generate substantial revenue growth, we will likely be unable to fulfill our outstanding obligations, including debt service and purchase commitments.

We have incurred substantial debt obligations and have entered into operating commitments. Although we have been successful in restructuring certain debt obligations as they have become due and in raising additional investment capital to fund certain immediate and near-term operating needs, if we are unable to raise additional capital or generate substantial revenue growth, we will be unable to service our remaining debt obligations, and other commitments.

If we cannot timely secure necessary financing, we will be unable to continue to grow our sales, in which event we will likely be unable to support our operations.

We have realized limited sales revenues to date which we primarily attribute to our continuing inability to sustain funding the marketing activities we believe necessary to develop broad market awareness and acceptance of our total cholesterol monitors. Our inability to leverage our operating costs with sales has resulted in continuing significant operating and net losses, as well as negative operating cash flows. For the years ended June 30, 2005 and 2004, we incurred losses of $7,214,440 and $14,407,557, respectively. Our continuing losses adversely affect our ability to secure additional funding.

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

Our continued sale of equity securities and our issuance of shares upon exercise of outstanding options and warrants, will dilute existing stockholders and may adversely affect the market for our shares.

Our ongoing need for additional capital to sustain marketing activities and supplement the financing of our operations has required the issuance of a substantial amount of our common stock or debt convertible into our common stock. During fiscal 2005 and 2004, we issued a total of 61,702,049 and 88,447,096 common shares, respectively, which contributed to the increase in the number of common shares outstanding from 92,894,590 at June 30, 2003 to 243,043,735 at June 30, 2005. As of June 30, 2005, we had 141,729,523 common shares reserved for issuance as follows:

Shares Reserved
Issuable upon conversion of convertible debentures	94,190,000
Issuable upon exercise of outstanding warrants	23,728,154
Issuable upon exercise of outstanding stock options	13,222,664
Available for grant pursuant to outstanding stock option plans	10,588,705
Total common shares reserved	141,729,523

The issuance of shares upon exercise of outstanding options and warrants will dilute the equity ownership of our existing stockholders. Moreover, the mere possibility that the reserved shares may be issued could be adversely perceived by the marketplace, causing an increase in selling and a resulting decrease in the market price for our shares.

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

We believe that our future success currently remains dependent upon the knowledge, skills, services and vision of Christopher Maus, our Chairman of the Board of Directors, Chief Executive Officer and President. Our dependence upon Mr. Maus has increased over the past two years as a result of significant staff reductions we have made to reduce our operating costs. The significant staff reductions have resulted in substantial additional demands on our existing officers and staff. Despite our increased dependency on Mr. Maus, he agreed, effective April 2003, to a prospective one-third reduction in his contractual salary until we realized an improvement in our financial condition. Effective June 2, 2003, we restored one half of the pay cut prospectively. In January and June 2004, the Board of Directors approved the issuance of common stock to Mr. Maus in lieu of cash payment for compensation lost as a result of the pay cut. Our ability to retain Mr. Maus remains uncertain and any loss or disablement of Mr. Maus could have a material adverse effect on our business, and as a result, on our results of operations, liquidity and cash flows. There can also be no assurance that the proceeds we would receive under a $5,000,000 key man life insurance policy we maintain on Mr. Maus would sufficiently compensate us in the event of his unfortunate death. Our retention and possible recruitment of experienced and talented management will also be critical to our future success.

We remain dependent upon Roche Diagnostics GmbH to supply us with dry-chemistry test strips and if we fail to meet minimum purchase requirements, Roche may discontinue its supply relationship with us.

We are party to a licensing and manufacturing agreement with Roche Diagnostics GmbH (Roche) of Mannheim, Germany. Our agreement with Roche currently grants us the exclusive right to market and distribute its proprietary test strips in the U.S. We are required to purchase our supply of dry-chemistry test strips utilized in our cholesterol monitors exclusively from Roche. The initial term of the agreement expired on December 31, 2004, however, absent default by either party, the agreement automatically renews for additional one-year terms unless either party gives 12 months written notice of termination. Neither party has given written notice of termination as of the date of this report, and, accordingly, on December 31, 2004, the agreement was automatically renewed for an additional 12 months. Should we fail to meet our contractually mandated minimum purchase requirements, Roche may elect to discontinue its relationship with us or to impose price increases. As we did not meet the calendar 2002 minimum sales threshold set forth in the agreement, Roche began prospectively assessing us a 10% price surcharge in exchange for agreeing to maintain our U.S. exclusivity. This surcharge was based on our revised sales forecasts for the duration of the agreement. Should we fail to meet these sales forecasts, Roche may impose a more significant price surcharge on us as a condition to further maintaining our U.S. exclusivity. We believe that a suitable technological or economical alternative to Roche’s dry chemistry test strips is available in the marketplace, however any disruption in our relationship with Roche could cause us to lose our U.S. exclusivity, which could have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

We remain dependent upon Roche Diagnostics GmbH to supply us with dry-chemistry test strips and if we fail to successfully resolve an ongoing dispute over royalty payments relating to proprietary optics technology, Roche may terminate our U.S. exclusivity or elect not to renew its supply relationship with us.

Our agreement with Roche licenses us its proprietary optics technology, which we utilized in our predecessor cholesterol monitor in exchange for an agreed-upon royalty per device sold. However, we recognized no royalty obligation on sales of our current consumer device, which we began selling in October 2002, as we viewed the re-engineered optics technology used in this device as being proprietary to us, and not Roche. In May 2003, Roche asserted in a letter to us that the subject optics technology was, in their opinion, still subject to royalties under our agreement. Given our dependency on Roche for its test strips and in order to avoid jeopardizing such relationship, we responded in July 2003 with a letter proposing a substantially lower royalty on each device sold. Negotiations are currently ongoing and we have recorded a liability in the amount of $257,535, which represents the amount claimed by Roche, excluding interest, and is the maximum amount we currently believe will be necessary to resolve this matter based on the latest negotiations. We believe that any incremental royalty obligation resulting from these negotiations would not be material to our expected future consolidated financial statements, however if we are unable to successfully resolve this dispute with Roche, Roche may elect not to renew our license and supply agreement and we could lose our U.S. exclusivity, which could have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

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

During the first quarter of fiscal 2005, we contacted Rite Aid regarding non-payment of certain invoices due to us and were notified that Rite Aid did not intend to pay the invoices until their in-house inventory levels of our products reduced. We ceased any future shipments to Rite Aid, as they had continued to reorder our products. Upon further discussions with Rite Aid we ceased our supply relationship.

On July 13, 2005, we reached and agreement with Rite Aid that stipulates that all remaining merchandise held by Rite Aid would be returned to us. As it was evident prior to June 30, 2005, that this agreement would be reached subsequent to year end and as it was also possible to reasonably estimate the liability, we made certain entries to account for the impact of this agreement at June 30, 2005. See “Note 18. Subsequent Events – Rite Aid Merchandise Return” for more details.

Our continued reliance on limited service providers for the outsourced assembly of our products leaves us vulnerable to late product delivery.

We currently outsource the assembly of our total cholesterol monitors to Opto Circuits (India) Limited. We engage these companies, on an as-needed basis, under free-standing purchase orders to assemble our total cholesterol monitors. Any disruption in our relationship with such assemblers would likely have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

Our relative inexperience with advertising may delay the growth of market awareness and penetration for our current product.

As more extensively discussed elsewhere in this report, we need substantial additional advertising to promote our cholesterol monitor and yet, we, as a company, have had limited experience with advertising due to our limited financial resources. There can be no assurance that our future advertising initiatives will be successful in building the necessary broad market awareness for our cholesterol monitor.

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

We have pledged all of our assets as security for the repayment of indebtedness and in the event we fail to pay our secured debt and our assets are foreclosed upon, we may have insufficient assets to provide for any payments to common stockholders.

We have pledged all of our assets, including substantially all of our intellectual property, as security for borrowed funds in the current principal amount of $2,869,740. In the event we fail to pay the secured debt as and when due, the creditors will be entitled to foreclose on our assets to satisfy the indebtedness to them. In the event of foreclosure by secured debt holders, including upon our liquidation, the assets then remaining may be insufficient to permit any distributions to common stockholders, in which event stockholders would lose their entire investment in us.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, we failed to make the required $100,000 monthly payment of principal on our outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. Under the terms of the note, in the event of a default in our payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. Our obligations under the note and related loan agreements are collateralized by a security interest in substantially all of our assets.  After each occurrence of default, Master Fund verbally advised us that it did not intend to assert our failure to make payment as a default under the note. On July 11, 2005, and on September 1, 2005, our company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of our failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect. After the occurrence of the October 1, 2005, default we reached verbal agreement in principle with Master Fund providing that (a) Master Fund has waived any default arising by reason of our failure to make the October 1, 2005, payment under the note, (b) payment of the October 1, 2005, installment under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) our agreement in principle with Master Fund will be promptly reduced to writing and (d) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.

We experience competition from many participants in the medical equipment and home testing market and our ability to compete in the marketplace remains uncertain.

We compete with firms that market inexpensive, non-instrument based, disposable cholesterol screening tests for the personal-use market as well as with firms that market more expensive quantitative, instrument-based, reusable diagnostic measuring devices, similar to our cholesterol monitors, for the personal and professional-use markets. Equivocal, non-instrument-based, disposable cholesterol screening tests primarily are designed and engineered to indicate to a consumer user whether a high cholesterol situation exists, and if so, to provide a crude indication of its likely magnitude. If an elevated cholesterol level is indicated, the consumer is advised to timely consult a medical doctor who, in turn, will seek a precise measurement of the individual’s total cholesterol from a quantitative, instrument-based, diagnostic device. Quantitative, instrument-based, reusable diagnostic measuring devices primarily are designed and engineered to provide clinically accurate measurements of one or more components within blood for making risk assessments related to one or more chronic diseases. These devices vary widely as to their scope, capabilities, ease-of-use and price. As our total cholesterol monitors are intended by us to be directly used by individuals and primary-care physicians, they may also be viewed as indirectly competing with the traditional patronization of medical laboratories for blood analysis services. Many of our existing and potential competitors have substantially greater financial, technical and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Since the scope, capabilities, ease-of-use and price of screening tests and diagnostic devices vary widely, the perceptions and preferences of consumers and medical professionals may also vary widely. As such, there can be no assurance that our cholesterol monitors, as currently configured, packaged and marketed, will be able to successfully compete in the longer term with existing or future competing products or services.

Government regulation may delay or prevent us from successfully marketing our products.

We have previously obtained all federal and state regulatory clearances and approvals we believe applicable to our current line of total cholesterol monitors. However, many, if not all, of these clearances and approvals remain subject to continual review, particularly by the United States Food and Drug Administration (“FDA”). The subsequent claiming of jurisdiction by a federal or state regulatory agency to which we have not previously obtained regulatory clearances or approvals, or the subsequent discovery of an actual or perceived problem by us or a regulatory authority, could give rise to certain marketing restrictions or to a temporary or permanent withdrawal of one or more of our current products from the market. We also remain subject to regulatory oversight, particularly from the FDA, with respect to various other matters, including our manufacturing practices, record-keeping and reporting. For instance, the FDA requires the integration of their quality system into any facility it registers as a “medical device facility”. This quality system requirement encompasses product development and manufacturing, customer service, incident reporting and labeling control. Our assembly facilities, as well as the assembly facilities of our outsourced assemblers, are registered with the FDA. As such, these assembly facilities, and the production processes employed within them, remain subject to the FDA’s quality system requirement and ongoing periodic audits by the FDA. We believe that all of our current products, as well as all of our related marketing and assembly activities, including those of our assemblers, continue to comply in all material respects with all applicable federal and state regulations, however any failure by us or our agents to maintain material compliance with existing or future regulations will likely have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows. Additionally, while we do not envision the near-term submission of any potential future products for regulatory clearances or approvals, it must be noted that the process of obtaining regulatory clearances or approvals can be costly and time-consuming, and as such, there can be no assurance that any sought after regulatory clearances or approvals will be obtained. Also, while our marketing efforts for the foreseeable future will be primarily directed towards U.S. markets, we anticipate eventually pursuing overseas markets for which we understand regulatory clearances and approvals vary widely from country to country. Any longer-term failure by us to obtain sought after domestic or foreign regulatory clearances or approvals may have a material adverse impact on our longer-term business, and as a result, our results of operations, liquidity and cash flows.

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

Recent legislation designed to protect the integrity and confidentiality of patient medical records may increase the costs associated with delivery of our products and, accordingly, may have a material adverse impact on our business.

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

The lack of Medicare or other third-party insurance reimbursement for our products may decrease the demand for our products and adversely affect sales.

Currently, our products are not covered by the reimbursement policies of Medicare or other third-party insurers. There is no assurance that Medicare or other third-party insurers will ever provide reimbursement for home cholesterol monitoring by seniors or others. The lack of Medicare or other third-party insurance reimbursement for our cholesterol monitors may reduce the demand for our products, thereby adversely affecting our revenues.

As a medical device manufacturer, we are prone to product liability claims and if a claim against us exceeds the limits of our insurance coverage or coverage is otherwise denied, we may be faced with a judgment that could jeopardize our existence.

The marketing of medical diagnostic devices, such as our total cholesterol monitors, subjects us to the risk of product liability claims. Although we follow certain quality assurance policies and procedures in the procuring of components and assembling of our total cholesterol monitors, these precautions may not insulate us from liability claims. Moreover, while we maintain product liability insurance, this insurance is expensive and is subject to various exclusions and limitations. There can be no assurance that our policies and procedures will prevent us from being subjected to product liability claims or that the scope and amount of our liability insurance coverage will be sufficient to prevent a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

ITEM 7.

CONSOLIDATED FINANCIAL STATEMENTS

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

33

CONSOLIDATED BALANCE SHEETS

34

CONSOLIDATED STATEMENTS OF LOSS

35

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

36

CONSOLIDATED STATEMENTS OF CASH FLOWS

37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lifestream Technologies, Inc.

Post Falls, Idaho

We have audited the accompanying consolidated balance sheets of Lifestream Technologies, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestream Technologies, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses, as well as negative operating cash flows, since its inception. As a result, the Company has negative working capital and a stockholders’ deficit, including a substantial accumulated deficit, at June 30, 2005. The aforementioned factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Spokane, Washington

August 26, 2005, except for Note 18,

  as to which the date is October 1, 2005

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
Current Assets:
Cash and cash equivalents	$250,024	$590,196
Restricted cash held in escrow	—	25,293
Accounts receivable, net of allowance for doubtful accounts of $43,551 and $298,398, respectively	133,411	495,460
Inventories, net	927,910	749,304
Prepaid expenses	260,133	164,912
Total current assets	1,571,478	2,025,165
Property and equipment, net	139,780	339,207
Patent rights, net of accumulated amortization of $1,799,879 and $1,639,794	320,000	480,002
Deferred financing costs	194,691	314,791
Other	9,236	158,336
Total assets	$2,235,185	$3,317,501

Current Liabilities:
Accounts payable	$1,057,914	$940,889
Accrued liabilities	695,651	827,795
Current maturities of convertible notes	1,486,277	—
Current maturities of notes payable, principal face amount of $2,869,740 at June 30, 2005	2,742,145	1,169,031
Current maturities of capital lease obligations	17,929	28,148
Total current liabilities	5,999,916	2,965,863
Capital lease obligations, less current maturities	2,656	5,880
Convertible notes, principal face amounts of $4,709,500 and $6,036,376, respectively	2,631,464	2,409,285
Total liabilities	8,634,036	5,381,028

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 243,043,735 and 181,341,686 issued and outstanding, respectively	243,046	181,342
Additional paid-in capital	57,242,794	54,425,383
Accumulated deficit	(63,884,691)	(56,670,252)
Total stockholders’ deficit	(6,398,851)	(2,063,527)
Total liabilities and stockholders’ deficit	$2,235,185	$3,317,501

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	Fiscal Year Ended June 30,
	2005	2004
Net sales	$2,113,785	$2,603,257
Cost of sales	1,773,762	2,698,673
Gross profit (loss)	340,023	(95,416)
Operating expenses
Sales and marketing	991,740	2,095,917
General and administrative	1,657,972	2,741,347
Product research and development	33,497	59,186
Depreciation and amortization	376,491	309,656
Loss on disposal of equipment	11	87,756
Total operating expense	3,059,711	5,293,862
Loss from operations	(2,719,688)	(5,389,278)
Non-operating income (expense):
Interest income	29	8,476
Amortization of note and issue discount	(3,357,153)	(6,025,827)
Interest and financing expenses	(517,527)	(2,662,394)
Amortization of deferred financing costs	(620,101)	(588,514)
Gain on unexercised option and purchase agreement	—	250,000
Other, net	—	(20)
Total non-operating expense, net	(4,494,752)	(9,018,279)
Net loss	$(7,214,440)	$(14,407,557)

Net loss per common share - basic and diluted	$(0.03)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	218,128,661	127,862,844

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance as of July 1, 2003	92,894,590	$92,895	$39,511,226	$(42,262,694)	$(2,658,573)

Common stock issued for services	1,505,844	1,506	204,981	—	206,487

Common stock issued for loan issuance cost	2,593,333	2,593	189,107	—	191,700

Common stock issued to employees as compensation	975,669	976	116,105	—	117,081

Common stock issued for cash upon conversion of warrants, net of issuance costs	6,538,461	6,538	320,385	—	326,923

Common stock issued upon conversion of convertible debt and accrued interest	76,833,789	76,834	6,107,690	—	6,184,524

Beneficial conversion feature and fair value of warrants issued with the convertible debt	—	—	7,975,889	—	7,975,889

Net loss	—	—	—	(14,407,557)	(14,407,557)

Balance as of June 30, 2004	181,341,686	181,342	54,425,383	(56,670,251)	(2,063,526)

Common stock issued for services	17,014,565	17,014	572,175	—	589,189

Common stock issued to employees as compensation	2,369,481	2,372	85,300	—	87,672

Common stock issued to Board of Directors for services	3,499,999	3,500	101,500	—	105,000

Common stock issued upon conversion of convertible debt and accrued interest	38,818,004	38,818	1,985,836	—	2,024,654

Beneficial conversion feature and fair value of warrants issued with the convertible debt	—	—	72,600	—	72,600

Net loss	—	—	—	(7,214,440)	(7,214,440)

Balance as of June 30, 2005	243,043,735	$243,046	$57,242,794	$(63,884,691)	$(6,398,851)

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2005	2004

Cash flow from operating activities:
Net loss	$(7,214,440)	$(14,407,557)
Non-cash items:
Depreciation and amortization of property and equipment and patent and license rights	376,491	309,656
Amortization of note and issue discount	3,357,153	6,025,827
Amortization of deferred financing costs	620,101	588,514
Recovery of doubtful accounts	(254,847)	(155,247)
Increase (reduction) in inventory valuation allowance	24,209	(353,759)
Bonus compensation applied to note receivable - officer	—	38,728
Loss on disposal of equipment	11	87,756
Issuances of compensatory common stock, options and warrants for employee and non-employee services	219,800	323,568
Beneficial conversion feature of convertible debt issued to related party	72,600	1,728,889
Net changes in assets and liabilities:
Accounts receivable	616,896	(70,815)
Inventories	(202,815)	1,217,045
Prepaid expenses	86,079	(126,406)
Accounts payable	305,115	(1,232,831)
Accrued liabilities	258,306	765,648
Deferred income	—	(250,000)
Change in other non-current assets	149,100	148,572
Net cash used in operating activities	(1,586,241)	(5,362,412)
Cash flows from investing activities:
Proceeds from sale of equipment	7,055	—
Capital expenditures	(7,000)	(6,149)
Net cash provided by (used in) investing activities	55	(6,149)
Cash flows from financing activities:
Proceeds from issuances of convertible notes, net	—	5,244,592
Proceeds from issuances of note payable	1,500,000	—
Proceeds from sales of common stock	—	326,923
Payments on capital lease obligations	(30,571)	(156,690)
Payments on note payable	(248,708)	(800,901)
Restricted cash equivalent	25,293	(25,293)
Net cash provided by financing activities	1,246,014	4,588,631
Net decrease in cash and cash equivalents	(340,172)	(779,930)
Cash and cash equivalents at beginning of year	590,196	1,370,126
Cash and cash equivalents at end of year	$250,024	$590,196

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Fiscal Year Ended June 30,
	2005	2004

Supplemental schedule of cash activities:
Interest paid in cash	$63,527	$264,277

Supplemental schedule of non-cash financing activities:
Discount on beneficial conversion feature and fair value of detachable stock warrants	$—	$6,247,000
Assets acquired through capital lease obligation	$17,128	$—
Issuance of convertible note payable for loan commitment fees	$500,000	$191,700
Issuance of common stock in exchange for:
Conversion of convertible debt and accrued interest	$2,024,655	$6,184,524
Payment of accounts payable and accrued liabilities	$562,061	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Business and Organizational Structure

Lifestream Technologies, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Nevada corporation headquartered in Post Falls, Idaho, and is a marketer of a proprietary cholesterol monitor for at-home use by health conscious consumers and at-risk medical patients. Through regular monitoring of one’s total cholesterol level, an individual can continually assess their susceptibility to developing cardiovascular disease. Once diagnosed with an elevated total cholesterol level, regular at-home testing with one of our cholesterol monitors enables a patient to readily ascertain the benefits derived from diet modification, an exercise regimen and/or a drug therapy, thereby reinforcing their continuing compliance with an effective cholesterol-lowering program. The Company also markets and sells dry-chemistry test strips utilized with its cholesterol monitor for measuring total cholesterol.

The Company’s current base of customers primarily consists of national and regional drug store chains, the Home Shopping Network and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies throughout the United States.

2.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company’s consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, that expressed substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is addressing its ability to continue as a going concern by, among other actions, the following:

•

During the Company’s fiscal year ended June 30, 2004, it completed three private placement offerings totaling $6,247,000 in unsecured convertible debentures from which it received $5,244,592 in net cash proceeds;

•

On November 8, 2004, the Company’s outstanding note payable with a financial institution was assigned to a beneficial owner of approximately 9.99% of its common stock as of June 30, 2005. The assignee amended the terms of the note payable providing additional funding of $1.5 million with no payments due for 6 months;

•

On April 28, 2004, the Company’s shareholders elected to increase its authorized common shares to 750 million shares for use in future financing transactions;

•

During the second half of fiscal 2004, the Company received approximately $327,000 in proceeds from the exercise of warrants issued in connection with prior financings.

•

The Company continued to reduce the cost of its current cholesterol monitor and it expects to realize improved gross margins;

•

The Company continued negotiations with a major retailer, as well as smaller retailers, to sell its products;

•

The Company developed a continuing education program implemented in the first quarter of fiscal 2005 to broaden awareness and educate pharmacists on the benefits of the its products;

•

The Company developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;

•

The Company has conducted and intends to continue to conduct marketing activities as funds are available, including a television commercial test which began in January 2005 and was completed in February 2005. The Company believes that this test program was an effective method of furthering its product awareness campaign and will consider pursuing it further as funds are available;

•

The Company continues to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitor the FDA’s consideration of over the counter cholesterol-lowering drugs; and

•

The Company reduced personnel levels to a core staff of only 13 employees while implementing cost-cutting measures and decreasing administrative costs.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, the Company failed to make the required $100,000 monthly payment of principal on the Company’s outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. Under the terms of the note, in the event of a default in the Company’s payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. The Company’s obligations under the note and related loan agreements are collateralized by a security interest in substantially all of its assets.  After each occurrence of default, Master Fund verbally advised the Company that it did not intend to assert the Company’s failure to make payment as a default under the note. On July 11, 2005, and September 16, 2005, the Company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of the Company’s failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of the Company’s promissory note to Master Fund remain in full force and effect. After the occurrence of the October 1, 2005, default the Company reached verbal agreement in principle with Master Fund providing that (a) Master Fund has waived any default arising by reason of the Company’s failure to make the October 1, 2005, payment under the note, (b) payment of the October 1, 2005, installment under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) the Company’s agreement in principle with Master Fund will be promptly reduced to writing and (d) all of the other terms and conditions of the Company’s promissory note to Master Fund remain in full force and effect.

The Company will continue to require additional financing to fund its longer-term operating needs, including continuing marketing activities to build broad public awareness of its cholesterol monitor. The amount of additional funding needed to support the Company until that point in time at which it forecasts that its business will become self-sustaining from internally generated cash flow is highly dependent upon the Company’s ability to continue conducting marketing activities and the success of these campaigns on increasing awareness to consumers and pharmacists.

The Company’s short-term sources of capital are dependent on its ability to defer its long-term debt payments. The Company generally funds its operations with a combination of deferring its trade creditors, borrowings under short-term financing arrangements and through the sale of common equity. The Company currently does not have sufficient operating revenues or cash to fund operations. Should the Company be unsuccessful in any of the initiatives or matters discussed above, its business, and, as a result, its consolidated financial position, results of operations and cash flow will likely be materially adversely impacted, the effects from which it may not recover. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of this report.

3.

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the operations of the Company and its two wholly-owned subsidiaries, Lifestream Diagnostics, Inc. and Secured Interactive Technologies, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year-End

The Company’s fiscal year-end is June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year have been reclassified to be consistent with the current fiscal year’s presentation.

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

Inventories

Inventories, which primarily consist of component parts, dry-chemistry test strips, assembled devices and related supplies, are stated at the lower of first-in, first-out cost or market. The Company records an allowance for obsolete inventory based on a) specifically identified component parts the Company believes will no longer be utilized in its current model of cholesterol monitor and b) based upon specifically identified finished goods the Company believes will not be sold prior to its expiration date.

Patent Rights

Direct costs incurred in acquiring each patent right have been capitalized and are being subsequently amortized into operating results on a straight-line basis over the estimated useful life of each respective patent, generally seventeen years. Management, on at least a quarterly basis, evaluates the patents for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. Factors considered in estimating future cash flows include the status of current litigation surrounding its most significant patent, the likelihood of development or sale of the patent (if unutilized), and likely cash flows from royalties to be received from others for use of the patented technology. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: production machinery and equipment – five years; technology hardware and software – three years; and office furniture and equipment – five years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual lives of the underlying capital leases.

The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with any resulting net gain or loss included in the determination of net loss.

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt agreement.

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits that are more likely than not, based on current circumstances, expected to be realized.

Product Warranties

The Company’s products are accompanied by limited liability warranties of varying durations against defects in material or workmanship. At the time of each product’s sale, the Company’s management makes an estimate based on its historical experience and future expectations of the probable future cost to be incurred in honoring the accompanying warranty and accrues a corresponding liability. To date, the Company’s warranty liabilities, in the aggregate, have not been material.

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

Revenue Recognition

The Company generates revenue primarily from sales of its cholesterol monitors and dry-chemistry test strips utilized in its cholesterol monitors. The Company recognizes a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 (“SAB 104”) have been met as follows:

•

Pervasive evidence of an arrangement exists – The Company requires a purchase order from its customers for each sale prior to shipment of product.

•

Delivery has occurred – The Company does not recognize revenue until the product is shipped and all material risks and rewards of ownership are concurrently transferred to the customer. In limited instances, the Company may enter into “pay-on-scan” sales arrangements whereby the risk of ownership does not transfer to the customer until the customer has sold the product to a third party (the consumer). In these limited instances, revenue is not recognized until the Company has been notified by the customer that the product has been sold to the consumer.

•

Seller’s price to the buyer is fixed or determinable – The Company requires the sales price to be detailed on the customers purchase order, which may not be changed after acceptance.

•

Collection of the related receivable is reasonably assured – The Company must determine that collection of the related account receivable is reasonably assured prior to recognition of revenue. The Company makes estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from its customers.

Sales Returns Allowance

The Company records an allowance for sales returns at the time revenue is recognized based upon historical returns as a percentage of sales, as well as future expectations on returns of test strips based upon the length of time from their expiration date at the time of sale.

Major Customers

Three customers individually accounted for approximately 35%, 22% and 9% of the Company’s consolidated net sales for fiscal 2005 and approximately 17%, 0%, and 18% of accounts receivable, net at June 30, 2005, respectively. Three customers individually accounted for approximately 22%, 12% and 10% of the Company’s consolidated net sales for fiscal 2004 and approximately 30%, 0%, and 44% of accounts receivable, net at June 30, 2004, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated sales and marketing expenses include advertising costs of $874,676 and $1,762,041 during fiscal 2005 and 2004, respectively.

Product Research and Development

The Company expenses all product research and development costs as incurred.

Accounting for Stock Based Compensation

As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), and its related interpretations, for stock options issued to employees. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. No stock-based employee compensation cost is reflected in the Company’s reported net losses, as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the respective dates of grant.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that amends the compliance date for SFAS 123R. This rule requires companies that are Small Business Issuers, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, to implement the provisions of SFAS 123R by the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2007. See “Recently Issued Accounting Standards Not Yet Adopted” below for further details.

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company’s reported net losses would have been adjusted to the pro forma net loss amounts presented below:

	Fiscal Years Ended June 30,
	2005	2004

Net loss, as reported	$(7,214,440)	$(14,407,557)
Stock-based employee compensation expense included in the reported loss	—	204,753
Total stock-based employee compensation expense determined under fair value based method for all awards	(351,623)	(1,083,140)
Pro forma net loss	$(7,566,063)	$(15,285,944)
Net loss per share:
Basic and diluted – as reported	$(0.03)	$(0.11)
Basic and diluted – pro forma	$(0.03)	$(0.12)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended June 30,
	2005	2004

Risk-free interest rate	4.4%	4.1%
Expected volatility	119.1%	130.0%
Expected life in years	5 - 10	5 - 10
Expected dividends	None	None

The estimated fair value for stock options granted during 2004 was $0.03. The were no stock options granted during 2005.

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2005 and 2004, the Company had stock options, stock warrants and convertible debt outstanding that could potentially be exercised or converted into 131,140,818 and 118,277,677 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock option, stock warrants and convertible debt were exercised or converted into common shares.

Segment Reporting

The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. Senior management currently manages the Company’s business, assesses its performance, and allocates its resources as a single operating segment.

To date, the Company’s products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% of consolidated net sales in fiscal 2005 and 2004.

Recently Issued Accounting Standards Not Yet Adopted

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 – Inventory Costs (“SFAS No. 151”), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 – “Inventory Pricing”. SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. The Company is required to adopt SFAS No. 151 for the first quarter of fiscal year 2006 and does not expect the adoption to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for the fiscal years ended June 30, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption “Accounting for Stock Based Compensation”. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company’s stock and the number of stock options the Company grants.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 in its first quarter of fiscal 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

4.

Allowance for Doubtful Accounts Receivable

The following schedules set forth the activity in the Company’s allowance for doubtful accounts receivable for the following periods:

	Fiscal Years Ended June 30,
	2005	2004

Balance, beginning of year	$298,398	$453,645
Additions to allowance	255,404	40,189
Deductions, net of recoveries	(510,251)	(195,436)
Balance, end of year	$43,551	$298,398

5.

Inventories, net

Inventories, net, consist of the following:

	June 30,
	2005	2004

Raw materials	$214,328	$444,880
Work in process	14,496	80,814
Finished goods	167,408	176,971
Finished goods at retail locations	576,824	67,576
	973,056	770,241
Less allowance for inventory obsolescence	(45,146)	(20,937)
Inventories, net	$927,910	$749,304

6.

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,
	2005	2004

Production machinery and equipment	$692,436	$687,735
Technology hardware and software	410,135	588,307
Leasehold improvements	43,343	368,495
Office furniture and equipment	81,468	125,250
	1,227,382	1,769,787
Less accumulated depreciation and amortization	(1,087,602)	(1,430,580)
Property and equipment, net	$139,780	$339,207

7.

Note Receivable - Officer

Through fiscal 2001, the Company’s Board of Directors periodically approved the advancement of funds to the Company’s Chief Executive Officer. The underlying promissory note was unsecured, accrued interest at a stated interest rate of 8.75% per annum and required bi-weekly repayments of principal and interest through May 23, 2014.

Effective May 1, 2002, the Board of Directors indefinitely suspended the bi-weekly servicing requirement. The Board of Directors subsequently awarded in August 2003, the Company’s Chief Executive Officer a $60,000 bonus for his fiscal 2002 performance with such bonus applied in its entirety against the outstanding note receivable balance.

On June 22, 2004 and August 29, 2003, the Board of Directors awarded the Company’s Chief Executive Officer a bonus of $48,840 and $3,389 for his fiscal 2004 and 2003 performance. These bonuses were applied against the remaining outstanding principal and accrued interest of the note receivable.

8.

Deferred Tax Assets

The Company’s deferred tax assets principally relate to (i) net operating loss carry-forwards that are available, within statutory annual limits, to offset future taxable income, if any, (ii) purchased software technology and (iii) compensatory stock options granted. These deferred tax assets, which approximated $18.9 million and $18.1 million at June 30, 2005 and 2004, respectively, were fully offset by valuation allowances for financial reporting purposes. At June 30, 2005, the Company had net operating loss carry-forwards of approximately $44.8 million that expire in calendar years 2006 through 2025.

The Company has issued a significant amount of common stock over the prior three year period that may limit the Company's ability to utilize net operating loss carryforwards in the future. The Company has not performed the calculation necessary to determine if there has been a change in ownership that would limit the use of net operating loss carryforwards.

9.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,
	2005	2004

Accrued royalties payable	$257,535	$257,535
Accrued sales returns, including warranty obligations	222,790	238,064
Accrued interest payable	186,531	138,759
Accrued wages, benefits and related taxes	25,517	184,784
Accrued other	3,278	8,653
Total accrued liabilities	$695,651	$827,795

10.

Option and Purchase Agreement

Pursuant to an option and purchase agreement dated November 20, 2002, the Company received $250,000 from an unrelated party in exchange for granting them an option to purchase for an additional $500,000 a currently unutilized technology patent to which the Company claims ownership. The Company had reflected the $250,000 received as deferred income at June 30, 2003. As this option and purchase agreement subsequently expired unexercised on July 10, 2003, the Company recognized $250,000 as non-operating income during its fiscal 2004 first quarter.

11.

Note Payable

On May 1, 2003, the Company renewed its then expiring revolving credit facility agreement with a financial institution. Under the renewed agreement, the Company’s then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan and a $197,800 advance loan. In consideration for renewing the revolving credit facility agreement, the Company agreed to pay an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remained unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company’s common stock.  During fiscal 2004 the Company issued 2,593,333 shares of common stock as partial payment of the annual fee for the period

May 1, 2004 through April 30, 2005 and a balance of approximately $24,500 remained payable at June 30, 2004. These annual fees were amortized to deferred financing costs over the renewal period.

In November 2004, Special Situations entered into an agreement with the above financial institution, under which the financial institution assigned to Special Situations all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. On May 31, 2005, Special Situations, assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 9.99% of our common stock as of June 30, 2005. Restricted funds held in escrow by the financial institution served as additional collateral under the terms of the note payable and were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

Subsequently, the Company entered into a series of amendments to the note payable and related loan documents under which Special Situations modified the following terms:

•

the aggregate amount of the note was increased from $920,323 to $2,869,740, after giving effect to an original issue discount in the amount of $449,417;

•

$974,709 of the increase was funded November 12, 2004 resulting in net cash proceeds to us of $750,000;

•

$974,708 of the increase was funded December 15, 2004 resulting in an additional $750,000 in net cash proceeds;

•

the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. See below for details regarding the Company’s failure to make the required $100,000 monthly installments;

•

the Company paid a commitment fee to induce the assignee to enter into the series of amendments in the amount of $500,000, paid by issuance of a promissory note (commitment fee note) which is payable on February 1, 2006, in cash or, at the Company’s option, in shares of its common stock at a 20% discount to market. The commitment fee note is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment;

•

On May 10, 2005, the United States Securities and Exchange Commission (“SEC”) declared effective the registration statement that the Company filed covering the resale of shares issuable under the commitment fee note; and

•

the note payable continues to be secured by substantially all of the Company’s assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized using the interest method over the life of the amended note payable, is reflected as “amortization of deferred financing costs” on the Company’s consolidated statement of operations and totaled $321,819 during fiscal 2005. The remaining balance of $127,595 will be amortized in fiscal 2006.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, the Company failed to make the required $100,000 monthly payment of principal on the Company’s outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. Under the terms of the note, in the event of a default in the Company’s payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. The Company’s obligations under the note and related loan agreements are collateralized by a security interest in substantially all of its assets.  After each occurrence of default, Master Fund verbally advised the Company that it did not intend to assert the Company’s failure to make payment as a default under the note. On July 11, 2005, and on September 19, 2005, the Company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of the Company’s failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and September 1, 2005,installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of the Company’s promissory note to Master Fund remain in full force and effect. After the occurrence of the October 1, 2005, default the Company reached verbal agreement in principle with Master Fund providing that (a) Master Fund has waived any default arising by reason of the Company’s failure to make the October 1, 2005, payment under the note, (b) payment of the October 1, 2005, installment under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) the Company’s agreement in principle with Master Fund will be promptly reduced to writing and (d) all of the other terms and conditions of the Company’s promissory note to Master Fund remain in full force and effect.

12.

Operating and Capital Leases

The Company leases its corporate facilities as well as certain equipment under operating leases. Certain of these operating leases are noncancellable and contain rent escalation clauses. The Company incurred aggregate rent expense under operating leases of $108,999 and $109,117 during fiscal years 2005 and 2004, respectively. The Company also leases certain equipment under capital leases. The aggregate net carrying value of the underlying collateralizing assets was approximately $75,000 and $164,000 at June 30, 2005 and 2004, respectively, and depreciation of leased capital assets is charged to depreciation expense.

The future aggregate minimum lease payments under lease agreements in existence at June 30, 2005 are as follows:

Fiscal years ending June 30,	Operating Leases	Capital Leases

2006	$29,036	$19,240
2007	6,834	2,746
2008	6,834	—
2009	6,834	—
2010	4,020	—
Total lease payments	$53,558	21,986
Less imputed interest		1,401
Present value of net minimum lease payments		20,585
Less current maturities		17,929
Total long-term capital lease obligation		$2,656

13.

Convertible Debt

June through November 2001 Issuances

From June 2001 through November 2001, the Company issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (Master Fund) at June 30, 2005. These debentures (i) accrue interest at the prime rate plus two percent (8.25% at June 30, 2005), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder’s beneficial ownership of 9.99% or more of the Company’s then outstanding common shares. The holder of these debentures had a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of fiscal 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company’s issuance of the amended and restated promissory note discussed in Note 11, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

During fiscal 2004 and 2005, the following conversions of the above outstanding convertible debentures occurred:

Conversion Date	Principal Amount Prior to Conversion	Unamortized Discount Prior to Conversion	Principal and/or Interest Converted	Conversion Rate	# Shares Issued Upon Conversion

8/11/203	$5,270,000	$2,767,534	$600,000	$0.10	6,000,000
8/20/2003	$5,070,000	$2,690,507	$100,000	$0.10	1,000,000
12/15/2003	$5,020,000	$2,371,529	$1,100,000	$0.10	11,000,000
3/15/2004	$4,020,000	$1,837,132	$240,000	$0.05	4,800,000
Total Fiscal 2004			$2,040,000		22,800,000

1/12/2005	$3,840,000	$905,022	$1,050,000	$0.05	21,000,000
Total Fiscal 2005			$1,050,000		21,800,000

September 2003 Issuances

On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures to eight investors from which it received $3,067,000 in net cash proceeds. The debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at the Company’s option in either cash or authorized and unissued shares of its common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company’s common stock at $0.2144 per share. Holders could not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders’ beneficial ownership of 4.99% or more of the Company’s then outstanding common shares. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003.

On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of the Company’s common stock, at the rate of $0.09 of debenture principal per share of common stock. Accrued but unpaid interest of $89,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004, the Company issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $89,659. Additionally, the Company issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 the Company recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense $2,667,676 of previously existing debt discount related to the convertible debentures issued in September 2003.

During fiscal 2005 and 2004, the following conversions of the above outstanding convertible debentures occurred:

Conversion Date	Principal Amount Prior to Conversion	Unamortized Discount Prior to Conversion	Principal and/or Interest Converted	Conversion Rate	# Shares Issued Upon Conversion

12/23/2003	$3,350,000	$3,171,183	$102,564	$0.13	788,957
12/29/2003	$3,250,000	$3,080,651	$76,677	$0.13	589,821
1/14/2004	$3,175,000	$2,822,814	$3,065,283	$0.09	34,655,011
Total Fiscal 2004			$3,244,524		36,033,789

7/9/2004	$199,376	$117,762	$207,154	$0.09	2,468,004
Total Fiscal 2005			$207,154		2,468,004

There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

February 2004 Issuances

On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds.  The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the Company’s consolidated balance sheet and is being amortized using the effective interest method to “amortization of convertible debt discount” on the Company’s consolidated statement of operations over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company’s common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant’s beneficial ownership of 4.99% or more of the Company’s then outstanding common shares. These debentures have an aggregate principal face amount of $1,107,500 at June 30, 2005 and become due and payable on February 19, 2006.

During fiscal 2005 and 2004, the following conversions of the above outstanding convertible debentures occurred:

Conversion Date	Principal Amount Prior to Conversion	Unamortized Discount Prior to Conversion	Principal and/or Interest Converted	Conversion Rate	# Shares Issued Upon Conversion

4/5/2004	$2,775,000	$2,624,688	$50,000	$0.05	1,000,000
5/10/2004	$2,725,000	$2,447,024	$25,000	$0.05	500,000
5/27/2004	$2,700,000	$2,334,770	$125,000	$0.05	2,500,000
6/1/2004	$2,575,000	$2,221,940	$150,000	$0.05	3,000,000
6/2/2004	$2,425,000	$2,092,030	$125,000	$0.05	2,500,000
6/8/2004	$2,300,000	$2,087,547	$150,000	$0.05	3,000,000
6/9/2004	$2,150,000	$1,960,031	$150,000	$0.05	3,000,000
6/15/2004	$2,000,000	$1,793,636	$125,000	$0.05	2,500,000
Total Fiscal 2004			$900,000		18,000,000

7/10/2004	$1,875,000	$1,596,088	$200,000	$0.05	4,000,000
11/9/2004	$1,675,000	$990,727	$300,000	$0.05	6,000,000
2/3/2005	$1,375,000	$590,589	$5,000	$0.05	100,000
5/18/2005	$1,370,000	$345,722	$100,000	$0.05	2,000,000
6/2/2005	$1,270,000	$293,443	$12,500	$0.05	250,000
6/22/2005	$1,257,500	$253,960	$100,000	$0.05	2,000,000
6/30/2005	$1,157,500	$219,411	$50,000	$0.05	1,000,000
Total Fiscal 2005			$767,500		15,350,000

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants can be exercised over a nineteen-month period and have an exercise price of $0.065 per share of the Company’s common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. The Company has the right to call the warrants in the event that the average closing price of the Company’s common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders’ beneficial ownership of 4.99% or more of the Company’s then outstanding common shares.

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

The agreements entered into in connection with the February 19, 2004 transaction required that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company’s common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder had a right of first refusal to participate in any new equity financing transaction undertaken through June 10, 2005.

March 2004 Issuance

In March 2004, the Company issued an unsecured convertible debenture in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at June 30, 2005.

November 2004 Issuance

As discussed above in “Note 11. Note Payable”, in November 2004, the Company paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at the Company’s option, in shares of the Company’s common stock at a 20% discount to market. The commitment fee is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee is included in deferred financing costs and is being amortized over the life of the amended note payable. On May 10, 2005, the United States Securities and Exchange Commission (“SEC”) declared effective the registration statement that the Company filed covering the resale of shares issuable under the commitment fee note.

The remaining $4,709,500 in principal of our outstanding convertible debentures at June 30, 2005, matures during our fiscal years ending as follows:

Fiscal years ending June 30,	Principal	Net of Discount
2006	$1,729,500	$1,486,277
2007	2,980,000	2,631,464
Total principal payments	$4,709,500	$4,117,741

The following tables summarize the principal balance, unamortized debt discount, original issue discount and net carrying value of each of the above debt issuances as reported on the consolidated balance sheet, as well as, the related amortization of convertible notes discount, amortization of deferred financing costs, and interest and financing costs for each of the above convertible debt issuances as reported on the consolidated statements of loss as of June 30, 2005 and 2004:

	Fiscal Year Ending June 30, 2005			Fiscal Year Ending June 30, 2004
Debt Issuance	Principal Balance of Convertible Debt	Unamortized Debt and Issue Discount	Net Carrying Value of Convertible Debentures	Principal Balance of Convertible Debt	Unamortized Debt and Issue Discount	Net Carrying Value of Convertible Debentures

2001 Issuances	$2,980,000	$348,536	$2,631,464	$3,840,000	$1,566,025	$2,273,975
September 2003	$—	$—	$—	$199,376	$128,542	$70,834
February 2004	$1,107,500	$221,553	$885,947	$1,875,000	$1,814,354	$60,646
March 2004	$122,000	$21,670	$100,330	$122,000	$118,170	$3,830
November 2004	$500,000	$—	$500,000	$—	$—	$—
	$4,709,500	$591,759	$4,117,741	$6,036,376	$3,627,091	$2,409,285

Debt Issuance	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses

2001 Issuances	$1,217,489	$154,493	$317,801	$1,317,894	$228,615	$508,917
September 2003	$128,542	$11,600	$350	$3,221,458	$162,491	$1,617,555
February 2004	$1,592,803	$96,950	$—	$1,460,645	$197,408	$—
March 2004	$96,500	$—	$—	$25,830	$—	$—
November 2004	$—	$357,058	$—	$—	$—	$—
	$3,035,334	$620,101	$318,151	$6,025,827	$588,514	$2,126,472

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in “amortization of convertible debt discount” on the consolidated statement of loss. The aggregate unamortized debt discount and original issue discount amounted to $591,759 and $3,627,091 at June 30, 2005 and 2004, respectively.

The remaining debt and issue discount of $591,759 related to the Company’s outstanding convertible debentures at June 30, 2005, is expected to amortize to expense during the Company’s fiscal years ending as follows:

Fiscal years ending June 30,	Discount Amortization
2006	$243,223
2007	348,536
Total discount amortization	$591,759

14.

Stockholders’ Deficit

General

The Company is restricted under Nevada corporate law from declaring any dividends to shareholders due to current working capital and stockholders’ deficits.

The Company’s shareholders elected to increase its authorized common shares from 100 million to 250 million and from 250 million to 750 million at two special shareholders’ meetings held on December 1, 2003 and April 28, 2004, respectively.

Common Stock Issued For Cash

During fiscal 2004 the Company issued 6,538,461 shares of its common stock upon exercise of outstanding warrants by accredited investors from which it received $326,923 in proceeds.

Common Stock Issued For Services

In July 2004, the Company issued 5,589,565 shares to unrelated consultants for various services previously rendered in the amount of $188,089. The issuance of these shares was authorized by the Company’s Board of Directors on June 22, 2004, and therefore reduced accounts payable.

Also in August 2004, the Company issued 3,499,999 common shares to five directors currently serving on the Company’s Board of Directors. These shares were issued for past services provided as Board members in the amount of $105,000. The issuance of these shares was authorized by the Company’s Board of Directors on June 22, 2004, and therefore reduced the accrued liability.

In July 2004, the Company issued 2,369,481 shares of its common stock to certain employees as payment for $87,672 in compensation expense. The issuance of these shares was authorized by the Company’s Board of Directors on June 22, 2004, and therefore reduced the accrued liability.

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

In June 2005, the Company issued 625,000 shares of its common stock to its former Chief Operating Officer and current interim member of its Board of Directors in exchange for consulting services in the amount of $7,500.

During fiscal 2004, the Company issued 1,505,844 shares of its common stock to unrelated parties, including 350,000 shares of its common stock issued to its former Chief Financial Officer, for the performance of various services. The Company recognized associated expenses of $206,487 during fiscal 2004, based upon the fair market value of the common stock at their respective dates of issuance.

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

In May and June 2005, the Company issued 5,250,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $262,500.

During fiscal 2004, holders of $5,480,624 of the Company’s then outstanding convertible notes converted such notes, and $703,900 in accrued interest thereon, into 76,833,789 common shares.

Other Issuances of Common Shares

During fiscal 2004, the Company issued 975,669 restricted shares of its common stock to certain employees as payment for $117,081 in compensation expense. Also, during fiscal 2004, the Company issued 2,593,333 shares of its common stock to a financing company in partial settlement of its annual loan renewal fee for the May 2004 through April 2005 period.

Stock Options and Warrants

The Company issued 9,138,427 stock options to various employees under its newly adopted 2004 Stock Compensation Plan during fiscal 2004. During fiscal 2005, no stock options were issued to employees under the 2004 Stock Compensation Plan. No stock options or warrants were issued to consultants during either fiscal 2005 or 2004.

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

15.

Stock Options and Warrants

The Company has an Employee Stock Option Plan (the “Plan”) that provides for the grant of options to employees to purchase shares of the Company’s common stock at exercise prices determined by the Board of Directors. As of June 30, 2005, 1,115,675 options originally made available under the Plan remain available for grant. The Company also grants from time to time stock options and warrants outside the Plan to directors, vendors and others to purchase shares of the Company’s common stock at exercise prices as determined by the Chief Executive Officer and approved by the Board of Directors. These options are granted as payment of services or as an inducement to provide the Company with financing.

On June 10, 2002, the Company’s shareholders approved the adoption of the 2002 Stock Option Plan (“2002 Plan”) pursuant to which two million shares of the Company’s common stock were reserved for future issuance upon exercise of options granted at exercise prices to be approved by the Board of Directors. These options may be issued to directors, officers, employees, or other persons who perform services on behalf of the Company. No options have been granted under the 2002 Plan as of June 30, 2005.

On June 22, 2004, the Company adopted the 2004 Stock Compensation Plan (“2004 Plan”) pursuant to which twenty-five million shares of the Company’s common stock were reserved for future issuance of common stock or common stock options to be approved by the Board of Directors. Under the 2004 Plan, common stock or common stock options may be issued to directors, officers, employees, or consultants who perform services on behalf of the Company at exercise prices to be approved by the Board of Directors. As of June 30, 2005, 17,526,970 shares of common stock or stock options had been issued under the 2004 Plan.

The following table summarizes stock option and warrant activity during fiscal 2005 and 2004:

	Options/ Warrants	Weighted Average Exercise Price

Options/warrants outstanding at July 1, 2003	7,959,385	$1.81
Granted	39,405,042	0.05
Expired	(3,103,578)	1.82
Exercised	(6,538,461)	0.05
Options/warrants outstanding at June 30, 2004	37,722,388	0.28
Expired	(771,570)	1.31
Options/warrants outstanding at June 30, 2005	36,950,818	0.26
Exercisable at June 30, 2005	36,425,139	$0.23
Exercisable at June 30, 2004	36,508,364	$0.23

The following table summarizes information about the Company’s outstanding stock options and warrants at June 30, 2005:

	Options/Warrants Outstanding				Options/Warrants Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (YRS)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	9,138,427		8.98	$0.03	9,138,427	$0.03
$0.05	6,346,155	(1)	0.20	0.05	6,346,155	0.05
$0.07	17,381,999	(1)	0.22	0.07	17,381,999	0.07
$0.25	40,000		0.81	0.25	40,000	0.25
$0.75	370,000		5.62	0.75	350,000	0.75
$0.98 - $1.00	105,412		1.09	1.00	105,412	1.00
$1.02 - $1.25	631,900		3.17	1.24	631,900	1.24
$1.50	1,440,321		5.14	1.50	1,034,642	1.50
$1.69 - $2.00	112,000		3.18	1.84	112,000	1.84
$2.50	575,000		0.66	2.50	575,000	2.50
$3.00	502,104		3.57	3.00	502,104	3.00
$3.25 - $3.63	157,500		0.34	3.27	157,500	3.27
$5.00	150,000		1.02	5.00	50,000	5.00
$0.03 - $5.00	36,950,818		2.06	$0.26	36,425,139	$0.23

———————

(1)

Represents outstanding warrants issued with convertible debt.

16.

Employee Savings, Retirement and Profit Sharing Plan

Effective March 1, 2002, the Company established a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (“the “401(k) Plan”) pursuant to which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company, at its discretion, may elect to (i) contribute a matching percentage of the employees’ overall contribution and/or (ii) make a profit sharing contribution based on the overall profitability of the Company. The Company did not make any contributions for the fiscal years ended June 30, 2005 and 2004.

17.

Commitments and Contingencies

General

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

Patent Litigation

The Company was the plaintiff in patent infringement litigation, in which the Company alleged willful patent infringement. The defendants brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and had asserted unspecified general damages. In May 2003, the District Court ruled against our assertion of patent infringement. The Company timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and in August 2004, the Court of Appeals reversed the District Court’s ruling and remanded the matter back to the District Court for a new hearing. Following the remand, the Company returned to settlement negotiations with the defendant. In November 2004, the Company entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, the Company granted the defendant a license to utilize its patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply the Company with dry-chemistry test strips used in the Company’s current cholesterol monitor. If no supply agreement is reached, the license will become fully paid and unencumbered after December 31, 2007, however if a supply agreement is reached with the defendant, the license terminates on August 4, 2012, upon expiration of the patent. As such, the Company reduced the estimated useful life of its patent from six to three years as the supply agreement is not currently being negotiated.

Royalty Obligation Dispute on Proprietary Optics Technology

The Company licensed the use of proprietary optics technology previously utilized in its predecessor cholesterol monitor from a principal vendor in exchange for payment of a royalty to the vendor for each monitor manufactured with the optics technology. Beginning in October 2002, the Company developed and began utilizing its own proprietary optics technology in its current cholesterol monitor. In October 2002, the Company ceased accruing and paying the royalty obligation as the Company viewed the re-engineered optics technology used in its current cholesterol monitor as being proprietary to the Company.  The vendor asserted in a letter to the Company that the subject optics technology was, in their opinion, still subject to royalties under the licensing agreement. Negotiations are currently ongoing and the Company has recorded a liability in the amount of $257,535, which it believes is necessary for full and final settlement of this matter based on the latest negotiations. The Company believes that any incremental royalty obligation resulting from these negotiations would not be material to the Company’s expected future consolidated financial statements, however no assurances can be given.

Compensating Payment Provision with Principal Vendor

The Company’s contract with the supplier of its dry-chemistry total cholesterol test strips contains a provision that requires the Company to make minimum annual purchases and requires certain compensating payments in the event the Company fails to meet the minimum purchase requirements. As the Company has not met these minimum purchase commitments, the vendor increased the price of the test strips by 10%. Should the Company continue to not meet these minimum purchase requirements, the vendor could require the Company to make additional compensating payments. The dollar amount of such future payments, if any, is currently indeterminable.

Terminated Agreement for Sale of Intellectual Property

Effective February 1, 2005, we entered into an Intellectual Property and Capital Interest Agreement (“Agreement”) with an unrelated third party, which provided for the future assignment of certain patent applications to the purchaser. In connection with the assignment, we agreed to allow our president and chief executive officer, Christopher Maus, to assist the purchaser in the initial phases of product development and rollout. On March 1, 2005, Mr. Maus entered into an employment agreement with the purchaser whereby Mr. Maus would serve as Chairman of the Board and consultant to the purchaser for a period of two years ending March 1, 2007. The purchaser was unable to complete its first round of financing by July 31, 2005, and, as required by the Agreement, the Agreement automatically terminated and was not extended by the parties. Further, the employment agreement that Mr. Maus entered into with the purchaser also expired due to the purchaser’s inability to complete its first round of financing.

Purchase Commitments under Marketing Contract

In February 2004, the Company entered into a marketing contract, which contractually obligated the Company to purchase a minimum number of radio advertising spots through January 7, 2005. Due to cash flow constraints, the Company ceased placing media ads in September 2004, and has recorded a liability in the amount of $300,000 on its consolidated financial statements.

Notice of Arbitration from TheSubway.com

In January 2005, the Company was served with a Notice of Arbitration from TheSubway.com, Inc. (“Subway”), a former consultant to the Company regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, the Company and Subway entered into a settlement agreement pursuant to which the Company agreed to pay Subway $60,000 in the form of common shares of the Company to be registered with the SEC. The agreement states that the Company was to complete the registration process for the common shares issuable to Subway by September 1, 2005. The Company did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration.  Additionally, this reinstates Subway’s claim for $75,000, and we expect that Subway may file suit in the local circuit court to enforce the terms of the settlement agreement.

18.

Subsequent Events

Rite Aid Merchandise Return

During the first quarter of fiscal 2005, the Company contacted Rite Aid regarding non-payment of certain invoices due to the Company and the Company was notified that Rite Aid did not intend to pay the invoices until their in-house inventory levels of the Company’s products reduced. The Company ceased any future shipments to Rite Aid, as they had continued to reorder the Company’s products. Upon further discussions with Rite Aid the Company ceased its supply relationship.

On July 13, 2005, the Company reached an agreement with Rite Aid that stipulates that all remaining merchandise held by Rite Aid would be returned to the Company. As it was evident prior to June 30, 2005, that this agreement would be reached subsequent to year end and as it was also possible to reasonably estimate the sales returns, the Company recorded the impact of this agreement on June 30, 2005. The agreement impacted the Company’s consolidated financial statements as follows:

•

decreased net sales by $400,408;

•

decreased cost of sales by $161,019;

•

decreased sales and marketing expenses by $50,000;

•

decreased general and administrative expenses by $347,515;

•

decreased accounts receivable and decreased the allowance for doubtful accounts in an offsetting amount of $347,515;

•

increased inventory by $161,019

•

decrease accrued liabilities by $68,000; and

•

increased accounts payable by $70,893

Patent and Trademark License Agreements

On October 1, 2005, the Company entered into a non-exclusive patent license agreement with an unrelated company to utilize a patent covering secured data acquisition, transmission, storage and analysis systems. This patent license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This patent license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This patent license agreement stipulates that the Company will receive 2.5% of the net sales revenue earned by the licensing company.

Also, on October 1, 2005, the Company entered into a non-exclusive trademark license agreement with an unrelated company to utilize the trade name “Personal Health Card”. This trademark license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This trademark license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This trademark license agreement stipulates that the Company will receive 0.5% of the net sales revenue earned by the licensing company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

On September 28, 2005, management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that it maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and its Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B.

OTHER INFORMATION

None

PART – III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; OUR COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2005 pursuant to Regulation 14A.

ITEM 10.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2005 pursuant to Regulation 14A.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2005 pursuant to Regulation 14A.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2005 pursuant to Regulation 14A.

ITEM 13.

EXHIBITS

Exhibits are listed in the Exhibit Index on page 62 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission on or before October 28, 2005 pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho, on this 12th day of October 2005.

LIFESTREAM TECHNOLOGIES, INC.
By:	/s/ CHRISTOPHER MAUS
Christopher Maus
Chairman of the Board of Directors,
President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MATT COLBERT
Matt Colbert
Vice President of Finance and Interim Chief Finance Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 12th day of October 2005:

Name	Title
/s/ CHRISTOPHER MAUS	Chairman of the Board of Directors
Christopher Maus
/s/ ROBERT BOYLE	Director
Robert Boyle
/s/ MICHAEL CRANE	Director
Michael Crane
/s/ NEIL LUCKIANOW	Director
Neil Luckianow
/s/ EDWARD R. SIEMENS	Director
Edward R. Siemens

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of Lifestream Technologies, Inc. (1)

3.1.1

Certificate of Amendment to Articles of Incorporation dated May 14, 2004 (2)

3.2

By-laws of Lifestream Technologies, Inc. (3)

4.1

Form of Convertible Term Note related to June 2001 Private Placement (31)

4.2

Form of Warrant related to June 2001 Private Placement (32)

4.3

Form of Registration Rights Agreement related to June 2001 Private Placement (33)

4.5

Form of Securities Purchase Agreement dated June 5, 2003. (34)

4.6

Form of Registration Rights Agreement dated June 5, 2003. (35)

10.1

Lease between Jacklin Land Company Limited Partnership and Lifestream Diagnostics, Inc., a wholly-owned subsidiary of Lifestream Technologies, Inc. dated as of May 19, 1998. (4)

10.2

Promissory Note between Lifestream Technologies, Inc. and Capital South Financial Services, Inc., dated May 1, 2003 (5)

10.3

Form of Convertible Term Note related to June 2001 Private Placement (31)

10.4

Amended Form of Restated Note with RAB Europe Fund Limited dated May 12, 2003 (6)

10.5

Exchange and Amendment Agreement with RAB Europe Fund Limited dated May 12, 2003 (7)

10.6

Securities Purchase Agreement dated June 5, 2003. (8)

10.7

Registration Rights Agreement dated June 5, 2003 (9)

10.8

Securities Purchase Agreement related to September 10, 2003 Private Placement (10)

10.9

Form of Convertible Debenture related to September 10, 2003 Private Placement (11)

10.10

Registration Rights Agreement related to September 10, 2003 Private Placement (12)

10.11

Form of Common Stock Purchase Warrant related to September 10, 2003 Private Placement (13)

10.12

Securities Purchase Agreement related to February 19, 2004 Private Placement (14)

10.13

Form of Convertible Debenture related to February 19, 2004 Private Placement (15)

10.14

Registration Rights Agreement related to February 19, 2004 Private Placement (16)

10.15

Form of Common Stock Purchase Warrant related to February 19, 2004 Private Placement (17)

10.16

Exchange Agreement dated January 12, 2004 and related to September 10, 2003 Private Placement (18)

10.17

1998 Employee Stock Option Plan (19) *

10.18

2002 Employee Stock Option Plan (20) *

10.19

2004 Stock Compensation Plan (21) *

10.20

Amended and Substituted Promissory note dated November 12, 2004 in favor of RAB Special Situations LP (22)

10.21

Amended and Restated Loan and Security Agreement dated November 12, 2004 with RAB Special Situations LP (23)

10.22

Amendment Agreement dated November 12, 2004 with RAB Special Situations LP (24)

10.23

Convertible Term Note dated November 12, 2004 in favor of RAB Special Situations LP (25)

10.24

Registration Rights Agreement dated November 12, 2004 with RAB Special Situations LP (26)

10.25

Intellectual Property and Capital Interest Agreement with LifeNexus effective as of February 1, 2005. (27)

10.26

Settlement Agreement with Polymer Technology Systems, Inc. dated November 16, 2004 (28) ***

10.27

License and Supply Agreement between Lifestream Technologies, Inc. and Roche Diagnostics GmbH dated December 12, 2000 (29)

10.28

Compensation Agreement between Mr. Maus and LifeNexus, Inc. dated March 1, 2005 (36)

10.29

Financial Consulting Agreement with Extol Corporation dated October 29, 2004 (37)

10.30

Consulting Agreement with Equitilink, LLC dated January 11, 2005 (38)

10.31

Financial Consulting Agreement with Market Pulse dated January 11, 2005 (39)

10.32

Financial Consulting Agreement with Brett R. Sweezy, CPA dated April 5, 2004 (40)

10.33

Sales Representative Agreement with NCL & Associates dated September 1, 2003 (41)

10.34

Note Receivable from Christopher Maus dated August 16, 2001 (42) *

10.35

Settlement Agreement dated June 10, 2005 with TheSubway.com, Inc.

10.36

Consulting Agreement with Edward R. Siemens dated June 29, 2005 (43)

14

Code of Business Conduct and Ethics (30)

21.1

Subsidiaries of Small Business Issuer **

23.2

Consent of Schneider Weinberger & Beilly LLP (44)

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

———————

*

Management or compensatory agreement.

**

Filed herewith.

***

Portions of this exhibit have been redacted and are the subject of a Request for Confidential Treatment filed with the Securities and Exchange Commission.

(1)

Filed as Exhibit A to our Proxy Statement filed with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.

(2)

Filed as Exhibit 3.1.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 1, 2004 and incorporated herein by reference.

(3)

Filed as Exhibit 3.3 to our Annual Report on Form 10-SB filed with the Securities and Exchange Commission on December 26, 1996 and incorporated herein by reference.

(4)

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference.

(5)

Filed as Exhibit 10.3 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 10, 2003 and incorporated herein by reference.

(6)

Filed as Exhibit 10.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 10, 2003 and incorporated herein by reference.

(7)

Filed as Exhibit 10.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 10, 2003 and incorporated herein by reference.

(8)

Filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

(9)

Filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

(10)

Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 1, 2003 and incorporated herein by reference.

(11)

Filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 1, 2003 and incorporated herein by reference.

(12)

Filed as Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 1, 2003 and incorporated herein by reference.

(13)

Filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 1, 2003 and incorporated herein by reference.

(14)

Filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004 and incorporated herein by reference.

(15)

Filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004 and incorporated herein by reference.

(16)

Filed as Exhibit 99.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004 and incorporated herein by reference.

(17)

Filed as Exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004 and incorporated herein by reference.

(18)

Filed as Exhibit 10.14 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 22, 2004 and incorporated herein by reference.

(19)

Filed as Addendum A to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 29, 1998 and incorporated herein by reference.

(20)

Filed as Exhibit B to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2002 and incorporated herein by reference.

(21)

Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.

(22)

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

(23)

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

(24)

Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

(25)

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

(26)

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange on November 15, 2004 and incorporated herein by reference.

(27)

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.

(28)

Filed as Exhibit 10.26 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 22, 2005, and incorporated herein by reference.

(29)

Filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2001 and incorporated herein by reference.

(30)

Filed as Exhibit 14 to our Post-effective Amendment No. 1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 3, 2004 and incorporated herein by reference.

(31)

Filed as Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2001 and incorporated herein by reference.

(32)

Filed as Exhibit 4.6 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 31, 2001 and incorporated herein by reference.

(33)

Filed as Exhibit 4.7 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 31, 2001 and incorporated herein by reference.

(34)

Filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

(35)

Filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

(36)

Filed as Exhibit 10.28 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference.

(37)

Filed as Exhibit 10.29 to Amendment No. 1 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 7, 2005 and incorporated herein by reference.

(38)

Filed as Exhibit 10.30 to Amendment No. 1 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 7, 2005 and incorporated herein by reference.

(39)

Filed as Exhibit 10.31 to Amendment No. 1 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 7, 2005 and incorporated herein by reference.

(40)

Filed as Exhibit 10.32 to Amendment No. 2 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 12, 2005 and incorporated herein by reference.

(41)

Filed as Exhibit 10.33 to Amendment No. 2 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 12, 2005 and incorporated herein by reference.

(42)

Filed as Exhibit 10.34 to Amendment No. 2 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 12, 2005 and incorporated herein by reference.

(43)

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005 and incorporated herein by reference.

(44)

Filed as Exhibit 5.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 12, 2005 and incorporated herein by reference.