Form 10QSB
period 2005-09-30
LIFESTREAM TECHNOLOGIES INC
filed 2005-11-21
CIK 1029738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                Commission file number 001-16161

                          LIFESTREAM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                       82-0487965
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              510 Clearwater Loop, Suite 101, Post Falls, ID 83854
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 457-9409
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         APPLICABLE TO CORPORATE ISSUERS

As of November 10, 2005, the registrant had 251,403,735 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005 ..........     2

        Condensed Consolidated Statements of Operations for the three months ended
           September 30, 2005 and 2004 ............................................................     3

        Condensed Consolidated Statements of Cash Flows for the three months ended
           September 30, 2005 and 2004 ............................................................     4

        Notes to Interim Condensed Consolidated Financial Statements ..............................     6

Item 2. Management's Discussion and Analysis or Plan of Operation .................................    20

Item 3. Controls and Procedures ...................................................................    33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .........................................................................    34

Item 6. Exhibits ..................................................................................    34

Signatures ........................................................................................    35

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,      June 30,
                                                                                            2005             2005
                                                                                        -------------    ------------
Current Assets:
      Cash and cash equivalents                                                         $      37,224    $    250,024
      Restricted cash held in escrow                                                                -               -
      Accounts receivable, net of allowance for doubtful accounts of
          $213,346 and $43,551, respectively                                                  160,258         133,411
      Inventories, net                                                                        817,981         927,910
      Prepaid expenses                                                                         82,905         260,133
                                                                                        -------------    ------------
Total current assets                                                                        1,098,368       1,571,478
Property and equipment, net                                                                    98,477         139,780
Patent rights, net of accumulated amortization of $1,839,879 and $1,799,879                   280,000         320,000
Deferred financing costs                                                                       80,349         194,691
Other                                                                                           9,236           9,236
                                                                                        -------------    ------------
Total assets                                                                            $   1,566,430    $  2,235,185
                                                                                        =============    ============

Current Liabilities:
      Accounts payable                                                                  $   1,230,807    $  1,057,914
      Accrued liabilities                                                                     768,509         695,651
      Current maturities of convertible notes                                               3,858,042       1,486,277
      Current maturities of notes payable, principal face amount of $2,869,740
          September 30, 2005                                                                2,822,952       2,742,145
      Current maturities of capital lease obligations                                          16,558          17,929
                                                                                        -------------    ------------
Total current liabilities                                                                   8,696,868       5,999,916
Capital lease obligations, less current maturities                                              1,537           2,656
Convertible notes, principal face amounts of $4,627,000 and $4,709,500,
    respectively                                                                              465,501       2,631,464
                                                                                        -------------    ------------
Total liabilities                                                                           9,163,906       8,634,036

Commitments and contingencies

Stockholders' deficit
      Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued
          or outstanding                                                                            -               -
      Common stock, $.001 par value; 750,000,000 shares
          authorized; 244,693,735 and 243,043,735 issued and
          outstanding, respectively                                                           244,696         243,046
      Additional paid-in capital                                                           57,323,644      57,242,794
      Accumulated deficit                                                                 (65,165,816)    (63,884,691)
                                                                                        -------------    ------------
Total stockholders' deficit                                                                (7,597,476)     (6,398,851)
                                                                                        -------------    ------------
Total liabilities and stockholders' deficit                                             $   1,566,430    $  2,235,185
                                                                                        =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                        ------------------------------
                                                                                        September 30,    September 30,
                                                                                            2005             2004
                                                                                        -------------    -------------
Net sales / Loss                                                                        $     438,309    $     885,138
Cost of sales                                                                                 353,661          652,806
                                                                                        -------------    -------------
Gross profit (loss)                                                                            84,648          232,332
                                                                                        -------------    -------------
Operating expenses
      Sales and marketing                                                                     101,574          585,614
      General and administrative                                                              635,713          707,339
      Product research and development                                                          1,062           10,620
      Depreciation and amortization                                                            81,303           93,003
                                                                                        -------------    -------------
Total operating expense                                                                       819,652        1,396,576
                                                                                        -------------    -------------
Loss from operations                                                                         (735,004)      (1,164,244)
                                                                                        -------------    -------------
Non-operating income (expense):
      Interest income                                                                           1,233                5
      Amortization of note and issue discount                                                (369,109)        (964,865)
      Interest and financing expenses                                                         (63,903)        (168,108)
      Amortization of deferred financing costs                                               (114,342)        (190,257)
                                                                                        -------------    -------------
Total non-operating expense, net                                                             (546,121)      (1,323,225)
                                                                                        -------------    -------------
Net loss                                                                                $  (1,281,125)   $  (2,487,469)
                                                                                        -------------    -------------

Net loss per common share - basic and diluted                                           $       (0.01)   $       (0.01)
                                                                                        =============    =============

Weighted average number of common shares
      outstanding - basic and diluted                                                     244,603,073      195,170,614
                                                                                        =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                        ------------------------------
                                                                                        September 30,    September 30,
                                                                                            2005             2004
                                                                                        -------------    -------------
Cash flow from operating activities:
      Net loss                                                                          $  (1,281,125)   $  (2,487,469)
      Non-cash items:
          Depreciation and amortization of property and equipment and patent
              and license rights                                                               81,303           93,003
          Amortization of note and issue discount                                             369,109          964,865
          Amortization of deferred financing costs                                            114,342          190,257
          Recovery of doubtful accounts                                                       172,412          255,405
          Increase (reduction) in inventory valuation allowance                                     -            6,410
          Issuances of compensatory common stock, options and warrants for
              employee and non-employee services                                              115,300                -
      Net changes in assets and liabilities:
          Accounts receivable                                                                (199,259)        (271,469)
          Inventories                                                                         109,929          (11,473)
          Prepaid expenses                                                                     61,928          138,709
          Accounts payable                                                                    172,893          676,333
          Accrued liabilities                                                                  72,858           42,572
          Change in other non-current assets                                                        -           63,900
                                                                                        -------------    -------------
Net cash used in operating activities:                                                       (210,310)        (338,957)
                                                                                        -------------    -------------
Cash flows from financing activities:
      Payments on capital lease obligations                                                    (2,490)          (3,187)
      Payments on note payable                                                                      -         (201,099)
      Restricted cash equivalent                                                                    -          (25,403)
                                                                                        -------------    -------------
Net cash used by financing activities                                                          (2,490)        (229,689)
                                                                                        -------------    -------------
Net decrease in cash and cash equivalents                                                    (212,800)        (568,646)
Cash and cash equivalents at beginning of year                                                250,024          590,196
                                                                                        -------------    -------------
Cash and cash equivalents at end of year                                                $      37,224    $      21,550
                                                                                        =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                              Three Months Ended
                                                                                        ------------------------------
                                                                                        September 30,    September 30,
                                                                                            2005             2004
                                                                                        -------------    -------------
Supplemental schedule of cash activities:
      Interest paid in cash                                                             $           -    $      43,220

Supplemental schedule of non-cash financing activities:
      Assets acquired through capital lease obligation                                  $           -    $       8,628
      Issuance of common stock in exchange for:
          Conversion of convertible debt and accrued interest                           $      82,500    $     407,154
          Payment of accounts payable and accrued liabilities                           $           -    $     380,761

  The accompanying notes are an integral part of these consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company's consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, that expressed substantial doubt regarding the Company's ability to continue as a going concern.

The Company is addressing its ability to continue as a going concern by, among other actions, the following:

      o The Company developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;

      o The Company has conducted and intends to continue to conduct marketing activities as funds become available, including a television commercial test which began in January 2005 and was completed in February 2005. The Company believes that this test program was an effective method of furthering its product awareness campaign and will consider pursuing it further as funds are available;

      o The Company continues to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitor the FDA's consideration of over the counter cholesterol-lowering drugs;

      o The Company reduced personnel levels to a core staff of 13 employees while implementing cost-cutting measures and decreasing administrative costs.

      o On October 19, 2005, the Company obtained $125,000 in short term financing from a greater than 5% shareholder. See "Note 12. Subsequent Events - Short Term Financing Arrangement" below for further details.

      o On October 1, 2005, the Company entered into non-exclusive patent and trademark license agreements with an unrelated company to utilize a patent covering secured data acquisition, transmission, storage and analysis systems. See "Note 12. Subsequent Events - Patent and Trademark License Agreements" below for further details.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005
October 1, 2005 and November 1, 2005, the Company failed to make the required $100,000 monthly payments of principal on the Company's outstanding promissory note in the aggregate principal amount of $2,869,740 payable to RAB Special Situations LP ("Special Situations"). On May 31, 2005, Special Situations assigned all of its rights under this note to RAB Special Situations (Master) Fund Limited ("Master Fund"). Under the terms of the note, in the event of a default in the Company's payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. The Company's obligations under the note and related loan agreements are collateralized by a security interest in substantially all of its assets. After each occurrence of default, Master Fund verbally advised the Company that it did not intend to assert the Company's failure to make payment as a default under the note. On July 11, 2005, September 16, 2005, October 14, 2005 and November 11, 2005, the Company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of the Company's failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1, 2005 and
November 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1, 2005 and
November 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of the Company's promissory note to Master Fund remain in full force and effect.

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

The Company currently does not have sufficient operating revenues or cash to fund operations beyond February 2006. Additionally, the Company has been unable to meet its debt service obligations and has relied upon waivers and deferrals from its lenders in order to avoid defaulting on secured loans. Also, approximately $4,517,000 of both secured and unsecured indebtedness matures in February 2006. The Company has no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, the Company will be in default of its debt repayment obligations and may be forced to cease operations and its assets may be subject to foreclosure by both secured and, thereafter, unsecured investors.

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

Fiscal Periods

The Company's fiscal year-end is June 30. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim condensed consolidated financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior period have been reclassified to be consistent with the current period's presentation.

Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At September 30, 2005 and 2004, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 106,200,896 and 112,017,441 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

Accounting for Stock Based Compensation

As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and its related interpretations, for stock options issued to employees. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. No stock-based employee compensation cost is reflected in the Company's reported net losses, as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the respective dates of grant.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the "SEC") announced the adoption of a rule that amends the compliance date for SFAS 123R. This rule requires companies that are Small Business Issuers, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, to implement the provisions of SFAS 123R by the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2007. See "Recently Issued Accounting Standards Not Yet Adopted" below for further details.

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net loss amounts presented below:

                                                                                            THREE MONTHS ENDED
                                                                               -------------------------------------------
                                                                                SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                                                               -------------------------------------------
Net loss, as reported ......................................................   $        (1,281,125)  $          (2,487,469)

Total stock-based employee compensation expense determined under fair value
   based method for all awards .............................................                (5,986)                (65,844)
                                                                               -------------------   ---------------------
Pro forma net loss .........................................................   $        (1,287,111)  $          (2,553,313)
                                                                               ===================   =====================

Net loss per share:

   Basic and diluted - as reported .........................................   $             (0.01)  $               (0.01)
                                                                               ===================   =====================

   Basic and diluted - pro forma ...........................................   $             (0.01)  $               (0.01)
                                                                               ===================   =====================

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                            THREE MONTHS ENDED
                                                                               -------------------------------------------
                                                                               SEPTEMBER 30, 2005       SEPTEMBER 30, 2004
                                                                               -------------------------------------------
Risk-free interest rate ....................................................            3.3%                    3.3%

Expected volatility ........................................................          109.9%                  109.9%

Expected life in years .....................................................         5 - 10                  5 - 10

Expected dividends .........................................................           None                    None

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

To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% of consolidated net sales in the first three months of fiscal 2005 and 2004.

Recently Adopted Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs ("SFAS No. 151"), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 - "Inventory Pricing". SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. The Company adopted SFAS No. 151 effective for its fiscal 2006 first quarter, as required, with no material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") which revises FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Accounting for Stock Based Compensation" above for the pro forma net income and earnings per share amounts for the three month periods ended September 30, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption "Accounting for Stock Based Compensation". However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company's stock and the number of stock options the Company grants.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 in its first quarter of fiscal 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The following schedules set forth the activity in the Company's allowance for doubtful accounts receivable for the following periods:

                                                        SEPTEMBER 30, 2005     JUNE 30, 2005
                                                        ------------------   -----------------
Balance, beginning of year ..........................   $           43,551   $         298,398
Additions to allowance ..............................              169,795             255,404

Deductions, net of recoveries .......................                    -            (510,251)
                                                        ------------------   -----------------
Balance, end of year ................................   $          213,346   $          43,551
                                                        ==================   =================

5. INVENTORIES, NET

Inventories, net, consist of the following:

                                                                  SEPTEMBER 30, 2005     JUNE 30, 2005
                                                                 --------------------   ----------------
Raw materials ................................................   $            217,223   $        214,328
Work in process ..............................................                  7,274             14,496
Finished goods ...............................................                170,445            167,408
Finished goods at retail locations ...........................                468,185            576,824
                                                                 --------------------   ----------------
                                                                              363,127            973,056
Less valuation allowance .....................................                (45,146)           (45,146)
                                                                 --------------------   ----------------
Inventories, net .............................................   $            817,981   $        927,910
                                                                 ====================   ================

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                  SEPTEMBER 30, 2005     JUNE 30, 2005
                                                                 --------------------   ----------------
Accrued royalties payable ....................................   $            257,535   $        257,535
Accrued sales returns, including warranty obligations ........                223,457            222,790
Accrued interest payable                                                      249,744            186,531
Accrued wages, benefits and related taxes ....................                 33,695             25,517
Accrued other ................................................                  4,078              3,278
                                                                 --------------------   ----------------
Total accrued liabilities ....................................   $            768,509   $        695,651
                                                                 ====================   ================

7. NOTE PAYABLE

On May 1, 2003, the Company renewed its then expiring revolving credit facility agreement with a financial institution. Under the renewed agreement, the Company's then outstanding balance of $2,197,800 was bifurcated into a $2,000,000 twenty-four month term loan and a $197,800 advance loan. In consideration for renewing the revolving credit facility agreement, the Company agreed to pay an annual fee of $100,000, beginning on May 1, 2003, and upon each annual anniversary thereafter on which the term loan remained unpaid. The initial annual fee was satisfied through the issuance of 1,000,000 shares of the Company's common stock. During fiscal 2004 the Company issued 2,593,333 shares of common stock as partial payment of the annual fee for the period May 1, 2004 through April 30, 2005 and a balance of approximately $24,500 remained payable at June 30, 2004. These annual fees were amortized to deferred financing costs over the renewal period.

In November 2004, Special Situations entered into an agreement with the above financial institution, under which the financial institution assigned to Special Situations all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. On May 31, 2005, Special Situations, assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 9.99% of our common stock as of September 30, 2005. Restricted funds held in escrow by the financial institution served as additional collateral under the terms of the note payable and were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

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

      o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. See below for details regarding the Company's failure to make the required $100,000 monthly installments;

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

      o On May 10, 2005, the United States Securities and Exchange Commission ("SEC") declared effective the registration statement that the Company filed covering the resale of shares issuable under the commitment fee note; and

      o the note payable continues to be secured by substantially all of the Company's assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized using the interest method over the life of the amended note payable, is reflected as "amortization of deferred financing costs" on the Company's consolidated statement of operations and totaled $80,808 and $321,819 during the fiscal 2006 first quarter and fiscal 2005, respectively.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005,
October 1, 2005 and November 1, 2005, the Company failed to make the required $100,000 monthly payments of principal on the Company's outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. Under the terms of the note, in the event of a default in the Company's payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. The Company's obligations under the note and related loan agreements are collateralized by a security interest in substantially all of its assets. After each occurrence of default, Master Fund verbally advised the Company that it did not intend to assert the Company's failure to make payment as a default under the note. On July 11, 2005, September 16, 2005, October 14, 2005 and November 11, 2005, the Company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of the Company's failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of the Company's promissory note to Master Fund remain in full force and effect.

8. CONVERTIBLE DEBENTURES

June through November 2001 Issuances

From June 2001 through November 2001, the Company issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (Master Fund) at September 30, 2005. These debentures (i) accrue interest at the prime rate plus two percent (8.75% at September 30, 2005), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The holder of these debentures had a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of fiscal 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company's issuance of the amended and restated promissory note discussed in Note 7, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

September 2003 Issuances

On September 13, 2003, the Company issued $3,350,000 in unsecured convertible debentures to eight investors from which it received $3,067,000 in net cash proceeds. The debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at the Company's option in either cash or authorized and unissued shares of its common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of the Company's common stock at $0.2144 per share. Holders could not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003. On September 30, 2005, 6,346,155 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the September 2003 convertible debenture issuances.

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

During the first quarter of fiscal 2005, the following conversions of the above outstanding convertible debentures occurred:

                    PRINCIPAL                                                           # SHARES ISSUED
                 AMOUNT PRIOR TO  UNAMORTIZED DISCOUNT   PRINCIPAL AND/OR   CONVERSION        UPON
CONVERSION DATE     CONVERSION     PRIOR TO CONVERSION  INTEREST CONVERTED     RATE        CONVERSION
---------------------------------------------------------------------------------------------------------
       7/9/2004     $  199,376          $ 117,762            $  207,154       $ 0.09       2,468,004

There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

February 2004 Issuances

On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the Company's consolidated balance sheet and is being amortized using the effective interest method to "amortization of convertible debt discount" on the

Company's consolidated statement of operations over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of the Company's then outstanding common shares. These debentures have an aggregate principal face amount of $1,025,000 at September 30, 2005 and become due and payable on February 19, 2006.

During the three months ending September 30, 2005 and 2004, the following conversions of the above outstanding convertible debentures occurred:

                    PRINCIPAL    UNAMORTIZED                                     # SHARES ISSUED
                  AMOUNT PRIOR  DISCOUNT PRIOR    PRINCIPAL AND/OR   CONVERSION        UPON
CONVERSION DATE  TO CONVERSION  TO CONVERSION    INTEREST CONVERTED     RATE        CONVERSION
-------------------------------------------------------------------------------------------------
      7/10/2004  $   1,875,000  $    1,596,088   $          200,000  $     0.05         4,000,000
                                                 ------------------              ----------------
          Total                                  $          200,000                     4,000,000
                                                 ------------------              ----------------

       7/7/2005  $   1,107,500  $      200,082   $           82,500  $     0.05         1,650,000
                                                 ------------------              ----------------
          Total                                  $           82,500                     1,650,000
                                                 ==================              ================

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants could be exercised over a nineteen-month period and had an exercise price of $0.065 per share of the Company's common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. The Company had the right to call the warrants in the event that the average closing price of the Company's common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. As of September 30, 2005, 16,649,999 detachable stock purchase warrants expired. The are no remaining detachable stock purchase warrants associated with the February 2004 convertible debenture issuances.

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

March 2004 Issuance

In March 2004, the Company issued an unsecured convertible debenture in the amount of $122,000 from which it received $100,000 in net proceeds after an original issue discount of $22,000. The Company also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at June 30, 2005. On October 1, 2005, 732,000 detachable stock purchase warrants expired. The are no remaining detachable stock purchase warrants associated with the March 2004 convertible debtenture issuance.

November 2004 Issuance

As discussed above in "Note 7. Note Payable", in November 2004, the Company paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at the Company's option, in shares of the Company's common stock at a 20% discount to market. The commitment fee is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee is included in deferred financing costs and is being amortized over the life of the amended note payable. On May 10, 2005, the United States Securities and Exchange Commission ("SEC") declared effective the registration statement that the Company filed covering the resale of shares issuable under the commitment fee note.

The remaining $4,627,000 in principal of our outstanding convertible debentures at September 30, 2005, matures during our fiscal years ending as follows:

         FISCAL YEARS ENDING JUNE 30,    PRINCIPAL    NET OF DISCOUNT
         ------------------------------------------------------------
         2006 (remaining) ...........   $ 1,647,000   $     1,549,150
         2007 .......................     2,980,000         2,774,385
                                        -----------------------------
         Total principal payments ...   $ 4,627,000   $     4,323,543
                                        =============================

The following tables summarize the principal balance, unamortized debt discount, original issue discount and net carrying value of each of the above debt issuances as reported on the consolidated balance sheet, as well as, the related amortization of convertible notes discount, amortization of deferred financing costs, and interest and financing costs for each of the above convertible debt issuances as reported on the consolidated statements of loss as of September 30, 2005 and 2004:

                           THREE MONTHS ENDING SEPTEMBER 30, 2005                    THREE MONTHS ENDING SEPTEMBER 30, 2004
                 --------------------------------------------------------  --------------------------------------------------------
                                                             NET CARRYING                                              NET CARRYING
                                                               VALUE OF                                                  VALUE OF
                 PRINCIPAL BALANCE OF    UNAMORTIZED DEBT     CONVERTIBLE  PRINCIPAL BALANCE OF     UNAMORTIZED DEBT    CONVERTIBLE
 DEBT ISSUANCE     CONVERTIBLE DEBT     AND ISSUE DISCOUNT    DEBENTURES     CONVERTIBLE DEBT     AND ISSUE DISCOUNT    DEBENTURES
-------------------------------------------------------------------------  --------------------------------------------------------
2001 Issuances       $ 2,980,000            $ 205,615        $  2,774,385       $ 3,840,000          $ 1,237,476        $ 2,602,524
September 2003                 -                    -                   -                 -                    -                  -
February 2004          1,025,000               87,429             937,571         1,675,000            1,236,719            438,281
March 2004               122,000               10,413             111,587           122,000               90,160             31,840
November 2004            500,000                    -             500,000                 -                    -                  -
                 --------------------------------------------------------  --------------------------------------------------------
                     $ 4,627,000            $ 303,457        $  4,323,543       $ 5,637,000          $ 2,564,355        $ 3,072,645
                 ========================================================  ========================================================

                   AMORTIZATION OF        AMORTIZATION OF    INTEREST AND    AMORTIZATION OF       AMORTIZATION OF     INTEREST AND
                  CONVERTIBLE NOTES     DEFERRED FINANCING     FINANCING    CONVERTIBLE NOTES     DEFERRED FINANCING     FINANCING
DEBT ISSUANCE         DISCOUNT                COSTS            EXPENSES          DISCOUNT               COSTS            EXPENSES
-------------------------------------------------------------------------  --------------------------------------------------------
2001 Issuances       $   142,921            $  16,782         $    63,213       $   328,549          $    44,097        $   62,098
September 2003                 -                    -                   -           128,542               11,600                 -
February 2004            134,124                7,278                   -           577,635               36,689                 -
March 2004                11,256                    -                   -            28,010                    -                 -
November 2004                  -               90,282                   -                 -                    -                 -
                 --------------------------------------------------------  --------------------------------------------------------
                     $   288,301            $ 114,342         $    63,213       $ 1,062,736          $    92,386        $    62,098
                 ========================================================  ========================================================

The following table summarizes the principal balance, unamortized debt discount, original issue discount and net carrying value of each of the above debt issuances as reported on the consolidated balance sheet as of June 30, 2005:

                            FISCAL YEAR ENDING JUNE 30, 2005
                ------------------------------------------------------
                                                          NET CARRYING
                                                            VALUE OF
                PRINCIPAL BALANCE OF   UNAMORTIZED DEBT   CONVERTIBLE
 DEBT ISSUANCE    CONVERTIBLE DEBT    AND ISSUE DISCOUNT   DEBENTURES
----------------------------------------------------------------------
2001 Issuances      $ 2,980,000           $  348,536      $  2,631,464
September 2003                -                    -                 -
February 2004         1,107,500              221,553           885,947
March 2004              122,000               21,670           100,330
November 2004           500,000                    -           500,000
                ------------------------------------------------------
                    $ 4,709,500           $  591,759      $  4,117,741
                ======================================================

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of convertible debt discount" on the consolidated statement of loss. The aggregate unamortized debt discount and original issue discount amounted to $303,457, $591,759 and $2,564,355 at September 30, 2005, June 30,
2005 and September 30, 2004, respectively.

The remaining debt and issue discount of $303,457 related to the Company's outstanding convertible debentures at September 30, 2005, is expected to amortize to expense during the Company's fiscal years ending as follows:

                                           DISCOUNT
         FISCAL YEARS ENDING JUNE 30,    AMORTIZATION
         --------------------------------------------
         2006 (remaining) .............  $     97,842
         2007 .........................       205,615
                                         ------------
         Total discount amortization ..  $    303,457
                                         ============

9. STOCKHOLDERS' DEFICIT

General

The Company is restricted under Nevada corporate law from declaring any dividends to shareholders due to current working capital and stockholders' deficits.

The Company's shareholders elected to increase its authorized common shares from 100 million to 250 million and from 250 million to 750 million at two special shareholders' meetings held on December 1, 2003 and April 28, 2004, respectively.

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

In June 2005, the Company issued 625,000 shares of its common stock to its former Chief Operating Officer and current interim member of its Board of Directors in exchange for consulting services in the amount of $7,500. The consulting services have been provided and the associated expenses were recognized as of September 30, 2005.

Common Shares Issued In Payment of Accrued Interest and Upon Conversion of Convertible Note

In July 2005, the Company issued 1,650,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $82,500.

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

Terminated Agreement for Sale of Intellectual Property

Effective February 1, 2005, we entered into an Intellectual Property and Capital Interest Agreement ("Agreement") with an unrelated third party, which provided for the future assignment of certain patent applications to the purchaser. In connection with the assignment, we agreed to allow our president and chief executive officer, Christopher Maus, to assist the purchaser in the initial phases of product development and rollout. On March 1, 2005, Mr. Maus entered into an employment agreement with the purchaser whereby Mr. Maus would serve as Chairman of the Board and consultant to the purchaser for a period of two years ending March 1, 2007. The purchaser was unable to complete its first round of financing by July 31, 2005, and, as required by the Agreement, the Agreement automatically terminated and was not extended by the parties. Further, the employment agreement that Mr. Maus entered into with the purchaser also expired due to the purchaser's inability to complete its first round of financing.

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

Notice of Arbitration from TheSubway.com

In January 2005, the Company was served with a Notice of Arbitration from TheSubway.com, Inc. ("Subway"), a former consultant to the Company regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, the Company and Subway entered into a settlement agreement pursuant to which the Company agreed to pay Subway $60,000 in the form of common shares of the Company to be registered with the SEC. The agreement states that the Company was to complete the registration process for the common shares issuable to Subway by September 1, 2005. The Company did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration. Additionally, this reinstated Subway's claim for $75,000. On November 2, 2005, the Company informed Subway that it will not oppose entry of an arbitration award in the amount of $60,000. Accordingly, the Company has recorded a liability in the amount of $60,000 on its consolidated financial statements for the fiscal period ended September 30, 2005.

11. RITE AID MERCHANDISE RETURN

During the first quarter of fiscal 2005, the Company contacted Rite Aid regarding non-payment of certain invoices due to the Company and the Company was notified that Rite Aid did not intend to pay the invoices until their in-house inventory levels of the Company's products reduced. The Company ceased any future shipments to Rite Aid, as they had continued to reorder the Company's products. Upon further discussions with Rite Aid the Company ceased its supply relationship. On July 13, 2005, the Company reached an agreement with Rite Aid that stipulates that all remaining merchandise held by Rite Aid would be returned to the Company. The Company recorded the impact of this agreement on June 30, 2005.

12. SUBSEQUENT EVENTS

Short Term Financing Arrangment

On October 19, 2005, the Company obtained $125,000 in short term financing from a greater than 5% shareholder. Pursuant to the unwritten terms of the agreement, the Company is required to make two principal and interest payments of $70,000 each on dates that are contingent upon the Company's receipt of certain accounts receivable balances. The Company anticipates that the total payments of $140,000 will be made in the fiscal 2006 second quarter.

Patent and Trademark License Agreements

On October 1, 2005, the Company entered into a non-exclusive patent license agreement with an unrelated company to utilize a patent covering secured data acquistion, transmission, storage and analysis systems. This patent license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This patent license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This patent license agreement stipulates that the Company will receive 2.5% of the net sales revenue earned by the licensing company.

Also, on October 1, 2005, the Company entered into a non-exclusive trademark license agreement with an unrelated company to utilize the trade name "Personal Health Card". This trademark license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This trademark license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This trademark license agreement stipulates that the Company will receive 0.5% of the net sales revenue earned by the licensing company.

Common Shares Issued Upon Conversion of Convertible Debt

Subsequent to September 30, 2005, the Company issued 7,960,000 shares of its common stock to three institutional investors upon conversion of convertible debentures with a principal amount of $398,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our current cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace, consumer preferences, perceptions and receptiveness with respect to our monitor, our critical capital raising efforts in an uncertain and volatile economic environment and any dilutive effect these efforts may have on the market price of our common stock, our ability to maintain existing relationships with critical vendors and customers, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and regulatory environments on our business, the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance, our exposure to product liability claims, as well as those factors discussed in "Item 1 - Business," "Item 6 - Management's Discussion and Analysis or Plan of Operation," particularly the discussions under "Substantial Doubt as to our Ability to Continue as a Going Concern" and "Risks and Uncertainties," and elsewhere in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, that expressed substantial doubt regarding our ability to continue as a going concern.

We are addressing our ability to continue as a going concern by, among other actions, the following:

      o We developed a consumer point-of-sale awareness program for those patients purchasing certain cholesterol-lowering prescriptions, which is currently being tested;

      o We have conducted and intend to continue to conduct marketing activities as funds become available, including a television commercial test which began in January 2005 and was completed in February 2005. We believe that this test program was an effective method of furthering our product awareness campaign and will consider pursuing it further as funds are available;

      o We continue to support the Medicare reimbursement considerations of the federal government for cholesterol testing and monitor the FDA's consideration of over the counter cholesterol-lowering drugs;

      o We reduced personnel levels to a core staff of only 13 employees while implementing cost-cutting measures and decreasing administrative costs.

      o On October 19, 2005, we obtained $125,000 in short term financing from a greater than 5% shareholder. See "Note 12. Subsequent Events
            - Short Term Financing Arrangement" in our consolidated financial statements for further details.

      o On October 1, 2005, we entered into non-exclusive patent and trademark license agreements with an unrelated company to utilize a patent covering secured data acquisition, transmission, storage and analysis systems. See "Note 12. Subsequent Events - Patent and Trademark License Agreements" in our consolidated financial statements for further details.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005,
October 1, 2005 and November 1, 2005, we failed to make the required $100,000 monthly payments of principal on our outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. On May 31, 2005, RAB Special Situations LP ("Special Situations") assigned all of its rights under this note to RAB Special Situations (Master) Fund Limited ("Master Fund"). Under the terms of the note, in the event of a default in our payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. Our obligations under the note and related loan agreements are collateralized by a security interest in substantially all of our assets. After each occurrence of default, Master Fund verbally advised us that it did not intend to assert our failure to make payment as a default under the note. On July 11, 2005, September 16, 2005, October 14, 2005 and November 11, 2005, our company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of our failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1,
2005 and November 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005, October 1,
2005 and November 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note,
(c) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.

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

We currently do not have sufficient operating revenues or cash to fund operations beyond February 2006. Additionally, we have been unable to meet our debt service obligations and have relied upon waivers and deferrals from our lenders in order to avoid defaulting on secured loans. Also, approximately $4,516,000 of both secured and unsecured indebtedness matures in February 2006. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we will be in default of our debt repayment obligations and may be forced to cease operations and our assets may be subject to foreclosure by both secured and, thereafter, unsecured investors.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated net sales for the three months ended September 30, 2005 ("fiscal 2006 first quarter") were $438,309, a decrease of $446,828, or 50.5%, as compared to $885,138 for the three months ended September 30, 2004 ("fiscal 2005 first quarter"). This decrease in net sales is primarily attributable to significantly decreased orders from two existing customers: CVS Corporation and the Home Shopping Network. Merchandise returns from CVS Corporation exceeded net sales during the fiscal 2006 first quarter resulting in a negative net sales amount of $(20,953), a decrease of $270,106 as compared with net sales of $249,153 during the fiscal 2005 first quarter. Net sales from the Home Shopping Network decreased $98,477 to $104,580 in the fiscal 2006 first quarter from $203,058 in the comparable period last year. We attribute the decrease in sales to the Home Shopping Network to the timing of when they placed their orders for our merchandise. Additionally, we experienced an overall decrease in sales from the majority of our customers. We attribute this overall decrease in net sales to the radio advertising campaign we conducted through mid-September 2004. Due to a lack of adequate funding, no similar advertising campaign was conducted during the fiscal 2006 first quarter. While we believe that these advertising campaigns have had a positive effect on revenues, unless we are able to secure additional financing, we will be unable to reinstitute these advertising campaigns.

These negative impacts were partially offset by increased net sales from Walgreen Co. We have a sales arrangement with Walgreen Co. known commonly known as "Pay-on-Scan" whereby a sale is completed at the time a Walgreen Co. customer purchases our product at a Walgreen Co. retail store. We have estimated that sales to Walgreen Co. approximated $155,236 during the fiscal 2006 first quarter as compared with none during the fiscal 2005 first quarter. We have fully reserved an allowance for doubtful accounts against the net sales amount of $155,236 due to the fact that Walgreen Co. has not communicated to us that it agrees with this sales figure.

During the fiscal 2006 first quarter we received merchandise returns from Rite Aid in the retail sales amount of $149,836. We had recorded a reserve for these returns of $400,408 at June 30, 2005 in conjunction with an agreement we reached with Rite Aid. Consequently, the financial impact of the returned merchandise during the fiscal 2006 first quarter was included in our financial statements as of June 30, 2005. See "Note 11. Rite Aid Merchandise Return" in our consolidated financial statements for further details. The absence of Rite-Aid as a customer may adversely impact upon our future revenues.

We realized a consolidated gross profit of $84,648 for our fiscal 2006 first quarter, a decrease of $147,684, or 63.6%, as compared to a consolidated gross profit of $232,332 for our fiscal 2005 first quarter. Our resulting consolidated gross margin was 19.3% for our fiscal 2006 first quarter, as compared to 26.2% for our fiscal 2005 first quarter. The decrease in our gross profit dollars is primarily attributable to the significant decrease in our net sales discussed above. The decrease in our consolidated gross margin is primarily due to our inability to leverage certain overhead and labor costs due to the decrease in our net sales.

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

Our consolidated total operating expenses were $819,652 for the fiscal 2006 first quarter, a decrease of $576,924, or 41.3%, from the $1,396,576 incurred during our fiscal 2005 first quarter. As further detailed below, the decrease in operating expenses for our fiscal 2006 first quarter is primarily due to the cessation of a significant radio advertising campaign which we began in October 2003 and ended in mid-September 2004. The lack of funding to continue our advertising campaigns will likely have an adverse affect on future revenues.

Our consolidated sales and marketing expenses were $101,574 for the fiscal 2006 first quarter, a decrease of $484,040, or 82.7%, from the $585,614 incurred during our fiscal 2005 first quarter. This decrease is primarily attributable to the cessation of a significant radio advertising campaign which we began in October 2003 and ended in mid-September 2004. There was no such campaign during the first quarter of fiscal 2005.

Our consolidated general and administrative ("G&A") expenses were $635,713 for the fiscal 2006 first quarter, a decrease of $71,626, or 10.1%, compared to the $707,339 incurred during our fiscal 2005 first quarter. This decrease is primarily attributable to:

      o an increase in bad debt expense of approximately $220,000 during our fiscal 2005 first quarter related to our cessation of our business relationship with Rite Aid; and

      o a reduction in employee expenses of $103,147 primarily related to our reducing personnel levels. Our core staff decreased to 13 employees at the end of the fiscal 2006 first quarter compared with a core staff of 24 at the end of the fiscal 2005 first quarter.

Partially offsetting these decreases was:

      o an increase in bad debt expense of $155,236 related to our estimated "Pay-on-Scan" sales to Walgreen Co. as discussed above;

      o an increase of $115,300 in expense associated with issuing stock in exchange for consulting services during the fiscal 2006 first quarter; and

      o an increase of $60,000 related to our not opposing TheSubway.com, Inc.'s entry of an arbitration award in this amount. See "Note 10. Contingencies - Notice of Arbitration from TheSubway.com".

Product research and development expenses were insignificant in both the fiscal 2005 and 2004 first quarters.

Our non-cash depreciation and amortization expenses were $81,303 during the fiscal 2006 first quarter, a decrease of $11,700, or 12.6%, from the $93,003 incurred during our fiscal 2005 first quarter. This decrease is primarily due to several assets becoming fully depreciated since the end of the fiscal 2005 first quarter.

Our resulting loss from operations for the fiscal 2006 first quarter was $735,004, an improvement of $429,240, or 36.9%, compared with the loss from operations incurred during our fiscal 2005 first quarter of $1,164,244.

Our non-operating income and expenses primarily consist of amortization of convertible debt and issuance discount, interest and financing expenses. Our net non-operating expenses for the fiscal 2006 first quarter were $546,121(inclusive of $483,451 in non-cash charges), a decrease of $777,104, or 58.7%, from net non-operating expenses of $1,323,225 (inclusive of $1,219,022 in non-cash charges) in our fiscal 2005 first quarter. This decrease is primarily attributed a decrease of $595,756 in amortization of debt and issue discount due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt and issue discount balance to be amortized.

Primarily as a result of the foregoing, we incurred a net loss of $1,281,125 ($0.01 per basic and diluted share) in the fiscal 2006 first quarter as compared to a net loss of $2,487,469 ($0.01 per basic and diluted share) in our fiscal 2005 first quarter.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

General

We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity and debt. We expect to continue to require additional equity or debt financings as our source of capital. At September 30, 2005 we had a working capital deficit of $7,130,438 and an accumulated deficit of $65,165,816. We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders' deficits as of our most recently completed fiscal years ending June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal years ended June 30, 2005 and 2004, which expresses substantial doubt regarding our ability to continue as a going concern. During the balance of fiscal 2006 we have obligations totaling approximately $4,517,000 which become due, including $2,869,740 owed Master Fund which is due on February 1, 2006 for which substantially all of our assets serve as collateral. Should we be unsuccessful in any of the initiatives or matters discussed in the preceding disclosures entitled "Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt regarding our ability to continue as a going concern remains as of the date of this Report, in which event we may be required to cease some or all of our operations in which event investors could lose their investment in our company. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We currently do not have sufficient operating revenues or cash to fund operations beyond Februrary 2006. Additionally, we have been unable to meet our debt service obligations and have relied upon waivers and deferrals from our lenders in order to avoid defaulting on secured loans. Also, approximately $4,517,000 of both secured and unsecured indebtedness matures in February 2006. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we will be in default of our debt repayment obligations and may be forced to cease operations and our assets may be subject to foreclosure by both secured and, thereafter, unsecured investors.

Our Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $2,500 and $75,000 at September 30, 2005, and June 30, 2005, respectively.

Our aggregate future obligations under capital lease agreements in existence at September 30, 2005, are as follows:

     FISCAL YEARS ENDING JUNE 30,
     ------------------------------------------------------------------

     2006 .................................................   $  15,491
     2007 .................................................       3,590
                                                              ---------
     Total lease payments .................................      19,081
     Less imputed interest ................................         986
                                                              ---------
     Present value of net minimum lease payments ..........      18,095
     Less current maturities ..............................      16,558
                                                              ---------
     Total long-term capital lease obligation .............   $   1,537
                                                              =========

Our Outstanding Note Payable

Effective May 1, 2003, we renewed our then expiring revolving credit facility with a then outstanding balance of $2,197,800 with a financial institution. Any principal and accrued interest balances remaining on the term loan were due and payable as a lump sum on April 1, 2005. In November 2004, Special Situations, entered into an agreement with the above financial institution, under which the financial institution assigned to Special Situations all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. Restricted funds held in escrow by the financial institution served as additional collateral under the terms of the note payable and were used to partially pay down the then outstanding loan balance prior to assignment to Special Situations. On May 31, 2005, Special Situations, assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 9.99% of our common stock as of September 30, 2005.

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

      o the new loan balance of $2,869,740 is to be repaid in monthly installments of $100,000 commencing May 1, 2005, with the outstanding balance becoming due and payable on February 1, 2006. See below for details regarding our failure to make the required $100,000 monthly installments;

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

      o On May 10, 2005, the United States Securities and Exchange Commission ("SEC") declared effective the registration statement that we filed covering the resale of shares issuable under the commitment fee note; and

      o the note payable continues to be secured by substantially all of our assets.

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized over the life of the amended note payable and is reflected as "amortization of deferred financing costs" on our consolidated statement of loss.

On May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005,
October 1, 2005 and November 1, 2005, we failed to make the required $100,000 monthly payments of principal on our outstanding promissory note in the aggregate principal amount of $2,869,740 payable to Special Situations. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. Under the terms of the note, in the event of a default in our payment obligations under the note, the entire principal amount of the note becomes immediately due and payable. Our obligations under the note and related loan agreements are collateralized by a security interest in substantially all of our assets. After each occurrence of default, Master Fund verbally advised us that it did not intend to assert our failure to make payment as a default under the note. On July 11, 2005, September 16, 2005, October 14, 2005 and November 11, 2005, our company and Master Fund signed agreements providing that (a) Master Fund has waived any default arising by reason of our failure to make the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005,
October 1, 2005 and November 1, 2005, payments under the note, (b) payment of the May 1, 2005, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005,
October 1, 2005 and November 1, 2005, installments under the promissory note will become due and payable on the February 1, 2006 maturity date of the promissory note, (c) all of the other terms and conditions of our promissory note to Master Fund remain in full force and effect.

We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we may be forced to cease operations and our assets may be subject to foreclosure by investors.

Outstanding Convertible Debentures

June through November 2001 Issuances

From June 2001 through November 2001, we issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (Master Fund) at September 30, 2005. These debentures (i) accrue interest at the prime rate plus two percent (8.75% at September 30, 2005), (ii) are convertible at the option of the holder into shares our common stock at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006. The holder may not convert its debentures to the extent that conversion would result in the holder's beneficial ownership of 9.99% or more of our then outstanding common shares. The holder of these debentures had a one-time right to convert a portion of the debentures after the closing of any subsequent private offering at less than $0.05 per common share (limited to 9.99% ownership). The holder exercised this right during the third quarter of fiscal 2004 and converted $180,000 of principal and $60,000 of accrued interest at $0.05 resulting in $240,000 of additional expense upon conversion related to the beneficial conversion feature. We have the right to force conversion of the debentures if the market price of our common stock exceeds $3.00 per share for 20 consecutive trading days. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we may be forced to cease operations and our assets may be subject to foreclosure by investors.

In connection with our issuance of the amended and restated promissory note discussed in "Note 7. Note Payable" in our consolidated financial statements, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

September 2003 Issuances

On September 13, 2003, we issued $3,350,000 in unsecured convertible debentures to eight investors from which we received $3,067,000 in net cash proceeds. The debentures (i) accrued interest at a fixed rate of 8.0% per annum, which was payable at our option in either cash or authorized and unissued shares of our common stock, (ii) were convertible at the option of the holders at a stated rate of $0.13 per share, and (iii) were due and payable on September 12, 2006. For every two dollars of original debenture principal, the holder received a detachable stock purchase warrant allowing for the purchase over the subsequent two-year period of a share of our common stock at $0.2144 per share. Holders could not convert their debentures or exercise their warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. A registration statement filed with the SEC registering the resale of the preceding debentures and warrants became effective on December 23, 2003. As of September 30, 2005, 6,346,155 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the September 2003 convertible debenture issuances.

On January 13, 2004, we entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture for shares of our common stock, at the rate of $0.09 of debenture principal per share of common stock. Accrued but unpaid interest of $89,659 related to these debentures was paid at the time of the exchange by the issuance of additional shares of common stock at the rate of $0.09 per share. Accordingly, in January 2004, we issued 32,427,204 shares of common stock upon exchange of debenture principal in the amount of $2,975,624 and the payment of accrued but unpaid interest of $89,659. Additionally, we issued 2,227,807 shares of common stock to adjust the conversion rate applied to $175,000 of principal previously converted by a debenture holder to the $0.09 rate stated in the exchange agreement. As a result of the above, in January 2004 we recognized $1,488,889 of additional financing expense related to the beneficial conversion features of the exchange and amortized to expense $2,667,676 of previously existing debt discount related to the convertible debentures issued in September 2003.

There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

February 2004 Issuances

On February 19, 2004, we completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which we received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on our consolidated balance sheet and is being amortized using the effective interest method to "amortization of convertible debt discount" on our consolidated statement of loss over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant's beneficial ownership of 4.99% or more of our then outstanding common shares. These debentures have an aggregate principal face amount of $1,025,000 at September 30, 2005 and become due and payable on February 19, 2006. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we may be forced to cease operations and our assets may be subject to foreclosure by investors.

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants could be exercised over a nineteen-month period and had an exercise price of $0.065 per share of our common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. We had the right to call the warrants in the event that the average closing price of our common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures or exercise warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of our then outstanding common shares. As of September 30, 2005, 16,649,999 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the February 2004 convertible debenture issuances.

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

The agreements entered into in connection with the February 19, 2004 transaction required that we obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of our common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulates that no debenture may be prepaid without the consent of the holder and that each debenture holder had a right of first refusal to participate in any new equity financing transaction undertaken through June 10, 2005.

March 2004 Issuance

In March 2004, we issued an unsecured convertible debenture in the amount of $122,000 from which we received $100,000 in net proceeds after an original issue discount of $22,000. We also issued 732,000 detachable stock purchase warrants in connection with this transaction. The convertible debenture and common stock purchase warrants have identical terms and conditions to those issued on February 19, 2004. The principal balance outstanding for this debenture was $122,000 at September 30, 2005 On October 1, 2005, 732,000 detachable stock purchase warrants expired. The are no remaining detachable stock purchase warrants associated with the March 2004 convertible debtenture issuance. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we may be forced to cease operations and our assets may be subject to foreclosure by investors.

November 2004 Issuance

As discussed above in "Note 7. Note Payable" in our consolidated financial statements, in November 2004, we paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at our option, in shares of our common stock at a 20% discount to market. The commitment fee is also convertible at the option of the note holder at a conversion price of $.05 per share, subject to adjustment. The $500,000 commitment fee is included in deferred financing costs and is being amortized over the life of the amended note payable. On May 10, 2005, the United States Securities and Exchange Commission ("SEC") declared effective the registration statement that we filed covering the resale of shares issuable under the commitment fee note. We have no current ability to repay this indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we may be forced to cease operations and our assets may be subject to foreclosure by investors.

The remaining $4,627,000 in principal of our outstanding convertible debentures at September 30, 2005, matures during our fiscal years ending as follows:

         FISCAL YEARS ENDING JUNE 30,          PRINCIPAL    NET OF DISCOUNT
         ------------------------------------------------------------------
         2006 ............................   $   1,647,000   $    1,549,150
         2007 ............................       2,980,000        2,774,385
                                             ------------------------------
         Total principal payments ........   $   4,627,000   $    4,323,543
                                             ==============================

At the respective dates of issuance, we were required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of convertible debt discount" on the consolidated statement of loss. The original debt discount and related amortization expense for each of the above convertible debenture issuances are as follows:

                                  AMORTIZATION EXPENSE FOR THE
                                      THREE MONTHS ENDED
                                  ---------------------------
                  ORIGINAL DEBT     SEPTEMBER       SEPTEMBER
 ISSUANCE DATE       DISCOUNT       30, 2005        30, 2004
---------------   -------------   ------------    ------------
June-Nov. 2001    $   5,211,200   $    142,921    $    328,549
September 2003        3,350,000              -         128,542
February 2004         2,775,000        100,007         484,437
March 2004              122,000         11,903          23,337
                  -------------   ------------    ------------
                  $  11,458,200   $    254,831    $    964,865
                  =============   ============    ============

The remaining debt discount of $290,485 related to our outstanding convertible debentures and note payable at September 30, 2005, is expected to amortize to expense during our fiscal years ending as follows:

                                                       DISCOUNT
              FISCAL YEARS ENDING JUNE 30,           AMORTIZATION
              ---------------------------------------------------
              2006 (remaining) ...................   $     84,871
              2007 ...............................        205,615
                                                     ------------
              Total discount amortization ........   $    290,485
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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2005:

           Contractual Obligations                         Payments Due by Period
------------------------------------------   --------------------------------------------------
                                               Less than                              More than
                                  Total         1 year       1-3 Years    3-5 Years    5 Years
                               -----------   ------------   -----------   ---------   ---------
Note Payable                   $ 2,869,740   $  2,869,740   $         -   $       -   $       -
Convertible Debt (1) (2)         4,627,000      4,127,000       500,000           -           -
Capital Lease Obligations (3)       19,081         17,512         1,569           -           -
Operating Lease Obligations         35,198         12,384        13,668       9,146           -
Interest Obligations (4)           224,191        175,869        48,322           -           -
                               -----------   ------------   -----------   ---------   ---------
Total                          $ 7,775,210   $  7,202,505   $   563,559   $   9,146   $       -
                               ===========   ============   ===========   =========   =========

(1)   Amounts do not include interest to be paid.

(2) Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.

(3)   Includes imputed interest

(4) Interest obligation on convertible debt is based on an interest rate of 8.75% on the three tranches that comprise the $2,980,000 at various maturity dates.

Consolidated Cash Flows

Our operating activities utilized $210,310 in cash and cash equivalents during the fiscal 2006 first quarter, an improvement of $128,647, or 38.0%, from the $338,957 in cash and cash equivalents utilized during our fiscal 2005 first quarter. On a comparative quarter-to-quarter basis, our lower utilization substantially reflects the positive cash flow effects of reduced net loss and, to a lesser extent, decreased accounts receivable. The decreased net loss is primarily attributable to decreased amortization of debt and issue discount. The decrease in accounts receivable is primarily related to reduced net sales. Partially offsetting the preceding were the negative cash flow effects of decreased amortization of note and issue discount and decreased accounts payable. The decrease in amortization of debt and issue discount is due to a decrease in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt and issue discount balance to be amortized. The decrease in accounts payable is related to reduced operating activities.

There were no cash flow effects from investing activities during the quarters ended September 30, 2005 or 2004.

Our financing activities utilized $2,490 in cash and cash equivalents during the fiscal 2006 first quarter, a decrease of $227,199 or 98.9% compared to the $229,689 in cash and cash equivalents used by financing activities during our fiscal 2005 first quarter. Our fiscal 2006 first quarter consists of repayments on our capital leases. Our fiscal 2005 first quarter reflects repayments made on our note payable and capital leases, as well as, an increase in restricted cash and cash equivalents.

As a result of the foregoing, our cash and cash equivalents decreased by decreased to $37,224 at September 30, 2005 as compared with $250,024 at June 30, 2005.

Planned Capital Expenditures

We have no significant planned capital expenditures for fiscal 2006.

OTHER MATTERS

Seasonal and Inflationary Influences

To date we have not been materially impacted by seasonal or inflationary influences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at September 30, 2005, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2006, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

      Revenue Recognition. We generate revenue primarily from sales of our cholesterol monitors and dry-chemistry test strips utilized in our cholesterol monitors. We recognize a sale, including related shipping and handling income, and the cost of the sale, when each of the criteria established by Staff Accounting Bulletin 104 ("SAB 104") have been met as follows:

            o Pervasive evidence of an arrangement exists - We require a purchase order from our customers for each sale prior to shipment of product.

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

            o Seller's price to the buyer is fixed or determinable - We require the sales price to be detailed on the customers purchase order, which may not be changed after acceptance.

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

Recently Adopted Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs ("SFAS No. 151"), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43 - "Inventory Pricing". SFAS No. 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under the previous accounting principles, these costs were charged to current period expense only under certain circumstances. SFAS No. 151 also requires that fixed production overhead be allocated based on normal production capacity. We adopted SFAS No. 151 effective for our fiscal 2006 first quarter, as required, with no material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") which revises FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Note 3. Interim Condensed Consolidated Financial Statements - Accounting for Stock Based Compensation" in our consolidated financial statements for the pro forma net income and earnings per share amounts for the three month periods ended September 30, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123R in our first quarter of fiscal 2007. We are currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented in "Note 3. Interim Condensed Consolidated Financial Statements - Accounting for Stock Based Compensation" in our consolidated financial statements. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of our stock and the number of stock options we grant.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 in our first quarter of fiscal 2007. We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

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

In January 2005, we were served with a Notice of Arbitration from TheSubway.com, Inc. ("Subway"), a former consultant to us regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, our company and Subway entered into a settlement agreement pursuant to which we agreed to pay Subway $60,000 in the form our common shares to be registered with the SEC. The agreement states that we were to complete the registration process for the common shares issuable to Subway by September 1, 2005. We did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration. Additionally, this reinstated Subway's claim for $75,000. On November 2, 2005, we informed Subway that we will not oppose entry of an arbitration award in the amount of $60,000. Accordingly, we have recorded a liability in the amount of $60,000 on our consolidated financial statements for the fiscal period ended September 30, 2005.

ITEM 6. EXHIBITS

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
* Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

                                       LIFESTREAM TECHNOLOGIES, INC.

                                       By:     /s/ Christopher Maus
                                           ----------------------------
                                                   Christopher Maus

                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By:     /s/ Matt Colbert
                                           ------------------------
                                                   Matt Colbert

                                           Vice President of Finance and Interim
                                           Chief Finance Officer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002