Form 10QSB
period 2005-12-31
LIFESTREAM TECHNOLOGIES INC
filed 2006-02-14
CIK 1029738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-16161

______________

LIFESTREAM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

______________

NEVADA	82-0487965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 570 Clearwater Loop, Building 1000, Suite D, Post Falls, ID 83854

(Address of principal executive offices) (zip code)

(208) 457-9409

(Issuer’s telephone number)

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

APPLICABLE TO CORPORATE ISSUERS

As of February 8, 2006, the registrant had 260,403,735 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐    No  ☒

LIFESTREAM TECHNOLOGIES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-QSB

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.

Interim Condensed Consolidated Financial Statements (unaudited)

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	June 30, 2005

Current Assets:
Cash and cash equivalents	$90,618	$250,024
Accounts receivable, net of allowance for doubtful accounts of $284,663 and $43,551, respectively	109,650	133,411
Inventories, net	727,800	927,910
Prepaid expenses	19,745	260,133
Total current assets	947,813	1,571,478
Property and equipment, net	103,211	139,780
Patent rights, net of accumulated amortization of $1,879,879 and $1,799,879	240,000	320,000
Deferred financing costs	16,805	194,691
Other	5,828	9,236
Total assets	$1,313,657	$2,235,185

Current Liabilities:
Accounts payable	$1,723,872	$1,057,914
Accrued liabilities	633,279	695,651
Current maturities of convertible notes, principal face amounts of $4,129,000 and $4,709,500, respectively	4,018,480	1,486,277
Current maturities of notes payable, principal face amount of $2,869,740 as of December 31, 2005	2,865,023	2,742,145
Short term loan payable to related party	125,000	—
Current maturities of capital lease obligations	12,915	17,929
Total current liabilities	9,378,569	5,999,916
Capital lease obligations, less current maturities	389	2,656
Convertible notes, long term	—	2,631,464
Total liabilities	9,378,958	8,634,036

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 260,403,735 and 243,043,735 issued and outstanding, respectively	260,406	243,046
Additional paid-in capital	58,063,434	57,242,794
Accumulated deficit	(66,389,141)	(63,884,691)
Total stockholders' deficit	(8,065,301)	(6,398,851)
Total liabilities and stockholders' deficit	1,313,657	$2,235,185

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net sales	$56,744	$773,329	$495,052	$1,658,467
Cost of sales	254,987	537,575	608,648	1,190,381
Gross (loss) profit	(198,243)	235,754	(113,596)	468,086
Operating expenses:
Sales and marketing	98,314	136,756	199,887	722,370
General and administrative	443,328	572,044	1,079,041	1,279,383
Product research and development	460	19,088	1,522	29,707
Depreciation and amortization	73,266	96,483	154,569	189,486
Total operating expense	615,368	824,371	1,435,019	2,220,946
Loss from operations	(813,611)	(588,617)	(1,548,615)	(1,752,860)
Non-operating income (expense):
Interest income	8	6	1,241	10
Amortization of note and issue discount	(235,008)	(747,581)	(604,117)	(1,712,446)
Interest and financing expenses	(111,170)	(224,276)	(175,073)	(392,384)
Amortization of deferred financing costs	(63,544)	(270,962)	(177,886)	(461,219)
Total non-operating expense, net	(409,714)	(1,242,813)	(955,835)	(2,566,039)
Net loss	$(1,223,325)	$(1,831,430)	$(2,504,450)	$(4,318,899)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	251,362,648	205,946,996	247,974,387	200,558,805

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31, 2005	December 31, 2004
Cash flow from operating activities:
Net loss	$(2,504,450)	$(4,318,899)
Non-cash items:
Depreciation and amortization of property and equipment and patent and license rights	154,569	189,486
Amortization of note and issue discount	604,117	1,712,446
Amortization of deferred financing costs	177,886	461,219
Provision for bad debts	246,730	235,682
Increase in inventory valuation allowance	5,161	6,410
Issuances of compensatory common stock, options and warrants for employee and non-employee services	188,800	129,600
Beneficial conversion feature of convertible debt issued to related party	—	72,600
Net changes in assets and liabilities:
Accounts receivable	(222,969)	(201,728)
Inventories	194,949	(36,734)
Prepaid expenses	59,088	66,955
Accounts payable	665,958	302,534
Accrued liabilities	187,628	142,274
Change in other non-current assets	3,408	149,100
Net cash used in operating activities:	(239,125)	(1,089,055)
Cash flows from investing activities:
Development stage monitor	(38,000)	—
Net cash used in investing activities	(38,000)	—
Cash flows from financing activities:
Proceeds from issuances of note payable	125,000	1,500,000
Payments on capital lease obligations	(7,281)	(18,100)
Payments on note payable	—	(248,708)
Restricted cash equivalent	—	25,293
Net cash provided by financing activities	117,719	1,258,485
Net (decrease) increase in cash and cash equivalents	(159,406)	169,430
Cash and cash equivalents at beginning of year	250,024	590,196
Cash and cash equivalents at end of year	$90,618	$759,626

The accompanying notes are an integral part of these consolidated financial statements.

LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

	Six Months Ended
	December 31, 2005	December 31, 2004
Supplemental schedule of cash activities:
Interest paid in cash	$—	$62,500

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$—	$17,128
Issuance of convertible note payable for loan commitment fees	$—	$500,000
Issuance of common stock in exchange for:
Conversion of convertible debt and accrued interest	$830,500	$707,154
Payment of accounts payable and accrued liabilities	$—	$380,761

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

The Company is currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor” for further details.

2.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company’s condensed consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, that expressed substantial doubt regarding the Company’s ability to continue as a going concern.

On February 3, 2006, the Company was advised by RAB Special Situations (Master) Fund Limited (“Master Fund”) that, at this time, Master Fund would not enforce its default remedies against the Company arising as a result of the Company’s failure to pay $3,369,740 of secured and unsecured debt which matured on February 1, 2006. See “Note 7. Note Payable” and “Note 8. Convertible debentures – November 2004 Issuance” below for further details.

Absent Master Fund’s forbearance, the terms of the secured and unsecured debt provide that the Company’s failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. The Company’s obligations under the secured portion of the debt are collateralized by a security interest in all of the Company’s assets.

The Company is addressing its ability to continue as a going concern by, among other actions, the following:

•

The Company is currently engaged in discussions with Master Fund to restructure the terms of the secured and unsecured debt payable to Master Fund that remain outstanding. Master Fund has indicated that its forbearance would remain in effect until the earlier of the date on which the secured and unsecured debt are restructured or the parties’ failure to reach terms on restructuring. See above for further details regarding the Company’s failure to pay $3,369,740 of secured and unsecured debt payable to Master Fund.

•

On October 19, 2005, the Company obtained $125,000 in short term financing from a greater than 5% shareholder. See “Note 13 Related Party Transaction” below for further details.

•

On October 1, 2005, the Company entered into non-exclusive royalty-generating patent application and trademark license agreements with a company whose Chairman of the Board is the President, CEO and Chairman of the Board of Lifestream Technologies, Inc. to utilize a patent application covering secured data acquisition, transmission, storage and analysis systems. See “Note 13. Related Party Transactions” and “Note 14. Patent Application and Trademark License Agreements” below for further details.

•

During fiscal 2006, CVS Corporation and Rite Aid returned a total of approximately 9,700 cholesterol monitors of which approximately 8,500 were considered suitable for resale. Also, during fiscal 2006, these companies returned approximately 2,500 test strips all of which were considered suitable for resale. The resale of this returned merchandise should enable the Company to generate net sales and provide working capital to cover a portion of its ongoing operational expenses. See “Note 11. Rite Aid Merchandise Return” and “Note 12. CVS Corporation Merchandise Return” below for further details.

•

The Company is currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor” for further details.

•

Effective December 12, 2005, the Company entered into an agreement with Polymer Technology Systems, Inc. for the supply of test strips for both its current monitor and its development stage monitor (discussed above). The Company believes that this agreement will provide it with the opportunity to obtain test strips at a competitive price with more favorable terms than under the Company’s arrangements with Roche Diagnostics GmbH. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - New Agreement for Our Supply of Test Strips” for further details.

Since May 2005 Master Fund has deferred its right to monthly installment payments of $100,000 until the February 1, 2006 maturity date of the Company’s outstanding promissory note.  The Company is negotiating with Master Fund to restructure the Company’s payment obligations under the promissory note.

We have not repaid $3,369,740 of secured and unsecured debt that became due on February 1, 2006 and we are currently in negotiations with the lender to restructure the debt. Additionally, $649,000 of indebtedness matures on February 19, 2006. The Company has no current ability to repay its indebtedness. Absent restructuring of the current indebtedness and/or the receipt of additional financing, the Company will be in default of its debt repayment obligations and may be forced to cease operations and its assets may be subject to foreclosure by both secured and, thereafter, unsecured investors.

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

Fiscal Periods

The Company’s fiscal year-end is June 30. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. The accounting estimates that require management’s most difficult and subjective judgments include the assessment and valuation of the patent rights, allowance for doubtful accounts receivable and the sales returns allowance. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim condensed consolidated financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior periods have been reclassified to be consistent with the current periods’ presentation.

Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At December 31, 2005 and 2004, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 95,051,396 and 154,184,518 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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

If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company’s reported net losses would have been adjusted to the pro forma net loss amounts presented below:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net loss, as reported	$(1,223,325)	$(1,831,430)	$(2,504,450)	$(4,318,899)
Total stock-based employee compensation expense determined under fair value based method for all awards	(6,845)	(285,780)	(12,831)	(351,623)
Pro forma net loss	$(1,230,170)	$(2,117,210)	$(2,517,281)	$(4,670,522)

Net loss per share:
Basic and diluted – as reported	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted – pro forma	$(0.00)	$(0.01)	$(0.01)	$(0.02)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Risk-free interest rate	4.5%	3.3%	3.7%	2.4%
Expected volatility	118.4%	109.9%	113.0%	70.1%
Expected life in years	5	5	5	5
Expected dividends	None	None	None	None

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

To date, the Company’s products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% of consolidated gross sales in the first three and six months of fiscal 2005 and 2004.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for the three- and six-month periods ended December 31, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption “Accounting for Stock Based Compensation”. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company’s stock and the number of stock options the Company grants.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 in its first quarter of fiscal 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

4.

Allowance for Doubtful Accounts Receivable

The following schedules set forth the activity in the Company’s allowance for doubtful accounts receivable for the following periods:

	December 31, 2005	June 30, 2005
Balance, beginning of year	$43,551	$298,398
Additions to allowance	241,112	255,404
Deductions, net of recoveries	—	(510,251)
Balance, end of year	$284,663	$43,551

5.

Inventories, net

Inventories, net, consist of the following:

	December 31, 2005	June 30, 2005
Raw materials	$229,433	$214,328
Work in process	8,693	14,496
Finished goods	130,573	167,408
Finished goods at retail locations	409,408	576,824
	778,107	973,056
Less valuation allowance	(50,307)	(45,146)
Inventories, net	$727,800	$927,910

6.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2005	June 30, 2005
Accrued royalties payable	$257,535	$257,535
Accrued sales returns, including warranty obligations	277,618	222,790
Accrued interest payable	70,369	186,531
Accrued wages, benefits and taxes….	27,757	25,517
Accrued other	—	3,278
Total accrued liabilities	$633,279	$695,651

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

In November 2004, Special Situations entered into an agreement with the above financial institution, under which the financial institution assigned to Special Situations all of their rights, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. On May 31, 2005, Special Situations, assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 9.99% of our common stock as of December 31, 2005. Restricted funds held in escrow by the financial institution served as additional collateral under the terms of the note payable and were used to partially pay down the then outstanding loan balance prior to assignment to the stockholder.

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

The original issue discount of $449,417 was determined based on an annual interest rate of 15% over the term of the note payable and was recorded as a deferred financing cost. This deferred financing cost is being amortized using the interest method over the life of the amended note payable and is reflected as “amortization of deferred financing costs” on the Company’s consolidated statement of operations.

During the three- and six-month period ended December 31, 2005, amortization related to this deferred financing cost totaled $42,071 and $122,879, respectively. During the three- and six-month period ended December 31, 2004, amortization related to this deferred financing cost totaled $56,452 in each period.

See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” and “Part II. Other Information - Item 5. Other Information” for information regarding the Company’s inability to make required payments on this note.

8.

Convertible Debentures

June through November 2001 Issuances

From June 2001 through November 2001, the Company issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (Master Fund) at December 31, 2005. These debentures (i) accrue interest at the prime rate plus two percent (9.25% at December 31, 2005), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006.

Master Fund may not convert its debentures to the extent that conversion would result in its beneficial ownership of 9.99% or more of the Company’s then outstanding common shares. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

In connection with the Company’s issuance of the amended and restated promissory note discussed in Note 7, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

On December 27, 2005, the Company issued 5,000,000 shares of its common stock in connection with Master Fund’s conversion of $250,000 of accrued interest.

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

On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture and accrued but unpaid interest for shares of the Company’s common stock, at the rate of $0.09 of debenture principal per share of common stock.

During the first six months of fiscal 2005, the following conversions of the above outstanding convertible debentures occurred:

Conversion Date	Principal Amount Prior to Conversion	Unamortized Discount Prior to Conversion	Principal and/or Interest Converted	Conversion Rate	# Shares Issued Upon Conversion
7/9/2004	$199,376	$117,762	$207,154	$0.09	2,468,004

There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

February 2004 Issuances

On February 19, 2004, the Company completed a private placement offering o$f 2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds.  The purchase price for the convertible debentures gives effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the Company’s consolidated balance sheet and is being amortized using the effective interest method to “amortization of convertible debt discount” on the Company’s consolidated statement of operations over the term of the debentures. The $2,775,000 of convertible debentures are convertible at a conversion price of $0.05 per share, or 55.5 million common shares as of February 19, 2004. The conversion price is subject to adjustment upon the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company’s common stock. In connection with this transaction participating warrant holders agreed to exercise outstanding warrants held by them to the extent such exercise would not result in any participant’s beneficial ownership of 4.99% or more of the Company’s then outstanding common shares. These debentures have an aggregate principal face amount of $527,000 at December 31, 2005 and become due and payable on February 19, 2006.  The Company does not have the current ability to repay this indebtedness. See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” for further details.

During the six months ending December 31, 2005 and 2004, the following conversions of the above outstanding convertible debentures occurred:

Conversion Date	Principal Amount Prior to Conversion	Unamortized Discount Prior to Conversion	Principal and/or Interest Converted	Conversion Rate	# Shares Issued Upon Conversion
7/10/2004	$1,875,000	$1,596,088	$200,000	$0.05	4,000,000
11/9/04	$1,675,000	$990,727	$300,000	$0.05	6,000,000
Total			$500,000		10,000,000

7/7/2005	$1,107,500	$200,082	$82,500	$0.05	1,650,000
10/17/05	$1,025,000	$69,712	$198,000	$0.05	3,960,000
11/8/05	$827,000	$43,066	$100,000	$0.05	2,000,000
11/16/05	$727,000	$35,337	$100,000	$0.05	2,000,000
12/1/05	$627,000	$24,606	$100,000	$0.05	2,000,000
Total			$580,500		11,610,000

Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants could be exercised over a nineteen-month period and had an exercise price of $0.065 per share of the Company’s common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. The Company had the right to call the warrants in the event that the average closing price of the Company’s common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders may not convert debentures nor could they exercise warrants to the extent that conversion or exercise would result in the holders’ beneficial ownership of 4.99% or more of the Company’s then outstanding common shares. During the fiscal 2006 first quarter 16,649,999 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the February 2004 convertible debenture issuances.

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

November 2004 Issuance

As discussed above in “Note 7. Note Payable”, in November 2004, the Company paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the commitment fee note) which is payable on February 1, 2006, in cash or, at the Company’s option, in shares of the Company’s common stock at a 20% discount to market. The Company did not repay this commitment fee note on the maturity date and is currently in negotiations designed to restructure that note, as well as other obligations, to the lender. See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” and “Part II. Other Information - Item 5. Other Information” for further details.

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

The remaining $4,129,000 in principal of our outstanding convertible debentures at December 31, 2005, matures during our fiscal years ending as follows:

Fiscal years ending June 30,	Principal	Net of Discount
2006 (remaining)	$1,149,000	$1,136,606
2007	2,980,000	2,881,876
Total principal payments	$4,129,000	$4,018,482

The following tables summarize the principal balance, unamortized debt discount, original issue discount and net carrying value of each of the above debt issuances as reported on the consolidated balance sheet as of December 31, 2005 and June 30, 2005:

	As of December 31, 2005			As of June 30, 2005
Debt Issuance	Principal Balance of Convertible Debt	Unamortized Debt and Issue Discount	Net Carrying Value of Convertible Debentures	Principal Balance of Convertible Debt	Unamortized Debt and Issue Discount	Net Carrying Value of Convertible Debentures
2001 Issuances	$2,980,000	$98,125	$2,881,875	$2,980,000	$348,536	$2,631,464
September 2003	—	—	—	—	—	—
February 2004	527,000	11,100	515,900	1,107,500	221,553	885,947
March 2004	122,000	1,294	120,706	122,000	21,670	100,330
November 2004	500,000	—	500,000	500,000	—	500,000
	$4,129,000	$110,519	$4,018,481	$4,709,500	$591,759	$4,117,741

The following tables summarize the related amortization of convertible notes discount, amortization of deferred financing costs, and interest and financing costs for each of the above convertible debt issuances for the three- and six-month periods ended December 31, 2005 and 2004:

	For the three months ending December 31, 2005			For the three months ending December 31, 2004
Debt Issuance	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses
2001 Issuances	$107,491	$12,259	$67,601	$297,029	$38,570	$67,752
September 2003	—	—	—	—	—	—
February 2004	76,328	4,097	—	508,350	30,924	—
March 2004	9,119	—	—	24,804	—	—
November 2004	—	47,188	—	—	118,866	—
	$192,938	$63,544	$67,601	$830,183	$188,360	$67,752

	For the six months ending December 31, 2005			For the six months ending December 31, 2004
Debt Issuance	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses	Amortization of Convertible Notes Discount	Amortization of Deferred Financing Costs	Interest and Financing Expenses
2001 Issuances	$250,412	$29,041	$130,814	$625,578	$82,667	$129,850
September 2003	—	—	—	128,542	11,600	—
February 2004	210,452	11,375	—	1,085,985	67,613	—
March 2004	20,375	—	—	52,814	—	—
November 2004	—	137,470	—	—	118,866	—
	$481,239	$177,886	$130,814	$1,892,919	$280,746	$129,850

At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in “amortization of convertible debt discount” on the consolidated statement of loss. The aggregate unamortized debt discount and original issue discount amounted to $110,519 and $591,759 at December 31, 2005 and June 30, 2005, respectively.

The remaining debt and issue discount of $110,519 related to the Company’s outstanding convertible debentures at December 31, 2005, is expected to amortize to expense during the Company’s fiscal year ending June 30, 2006.

9.

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

Common Shares Issued for Services

In October 2004, the Company issued 4,800,000 shares of its common stock to a consultant in consideration of $129,600 in services rendered under a three-month agreement dated September 8, 2004 to develop and implement an investor awareness and communication program.

In June 2005, the Company issued 625,000 shares of its common stock to its former Chief Operating Officer and current interim member of its Board of Directors in exchange for consulting services in the amount of $7,500. Also, in October 2005, the Company issued an additional 750,000 shares of its common stock to this individual in exchange for services in the amount of $7,500. The consulting services have been provided and the associated expenses were recognized as of December 31, 2005.

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

In October 2005, the Company issued 3,960,000 shares of its common stock to two institutional investors upon conversion of convertible debentures with a principal amount of $198,000.

In November 2005, the Company issued 4,000,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $200,000.

In December 2005, the Company issued 2,000,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $100,000.

In December 2005, the Company issued 5,000,000 shares of its common stock in connection with Master Fund’s conversion of $250,000 of accrued interest.

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

Patent Litigation

The Company was the plaintiff in patent infringement litigation, in which the Company alleged willful patent infringement. The defendants brought a number of counterclaims, including antitrust, unfair competition, tortious interference with business relations and patent misuse, and had asserted unspecified general damages. In May 2003, the District Court ruled against our assertion of patent infringement. The Company timely filed a Notice of Appeal to the Court of Appeals for the Federal Circuit and in August 2004, the Court of Appeals reversed the District Court’s ruling and remanded the matter back to the District Court for a new hearing. Following the remand, the Company returned to settlement negotiations with the defendant. In November 2004, the Company entered into an agreement with the defendant, resulting in termination of the lawsuit. In connection with the settlement agreement, the Company granted the defendant a license to utilize its patent in the professional market and allowed for the possibility of a supply agreement with the defendant to supply the Company with dry-chemistry test strips used in the Company’s current cholesterol monitor. The license terminates on August 4, 2012, upon expiration of the patent.

Effective December 12, 2005, the Company entered into an agreement with Polymer Technology Systems, Inc. for the supply of test strips for both its current monitor and its development stage monitor. This agreement does not require the Company to make minimum annual purchases. Accordingly, it does not require the Company to make compensating payments in the event it fails to meet a minimum purchase requirement. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - New Agreement for Our Supply of Test Strips” for further details.

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

Purchase Commitments Under Marketing Contract

In February 2004, the Company entered into a marketing contract, which contractually obligated the Company to purchase a minimum number of radio advertising spots through January 7, 2005. Due to cash flow constraints, the Company ceased placing media ads in September 2004, and has recorded a liability in the amount of $349,106 on its consolidated financial statements as of December 31, 2005.  See “Note 15. Subsequent Events – Stipulation to Entry of Judgment and Covenant not to Execute” below for further details.

Purchase Commitments Under Supplier Agreement

In August 2003, the Company entered into a manufacturing services agreement under which it is obligated to pay for the finished product specified in the agreement. Due to cash flow constraints, the Company has not taken ownership of the finished product and therefore has not recorded a liability for the finished product. The Company has an off-balance sheet commitment for finished product in the amount of approximately $118,000.

Notice of Arbitration from TheSubway.com

In January 2005, the Company was served with a Notice of Arbitration from TheSubway.com, Inc. (“Subway”), a former consultant to the Company regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, the Company and Subway entered into a settlement agreement pursuant to which the Company agreed to pay Subway $60,000 in the form of common shares of the Company to be registered with the SEC. The agreement states that the Company was to complete the registration process for the common shares issuable to Subway by September 1, 2005. The Company did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration.  Additionally, this reinstated Subway’s claim for $75,000. On November 2, 2005, the Company informed Subway that it will not oppose entry of an arbitration award in the amount of $60,000. Accordingly, during the fiscal 2006 first quarter, the Company recorded a liability in the amount of $60,000 on its consolidated financial statements.

11

Rite Aid Merchandise Return

During the first quarter of fiscal 2005, the Company contacted Rite Aid regarding non-payment of certain invoices due. Rite Aid notified the Company that it did not intend to pay the invoices until their in-house inventory levels of the Company’s products reduced. Upon further discussions with Rite Aid the Company ceased its supply relationship. On July 13, 2005, the Company reached an agreement with Rite Aid that stipulated that all remaining merchandise held by Rite Aid would be returned to the Company. The Company recorded the impact of this agreement on June 30, 2005. The Company received the final shipment of merchandise from Rite Aid in the fiscal 2006 third quarter.

12.

CVS Corporation Merchandise Return

During the fiscal 2006 second quarter, CVS Corporation informed the Company of its intent to return approximately 5,000 monitors. However, the Company and CVS Corporation continue to have a supply relationship. The Company received approximately 4,000 of these monitors during the fiscal 2006 second quarter. In January 2006 the Company received the remaining approximately 1,000 monitors and recorded the related financial statement impact in its consolidated financial statements as of December 31, 2005.

The Company determined that approximately 25% of the returned merchandise was obsolete and, accordingly, recorded an adjustment to its consolidated cost of sales in the approximate amount of $102,000. The other 75% of the returned monitors were brought back into inventory available for sale and amounted to approximately $122,000 at cost.

13.

Related Party Transactions

On October 1, 2005, the Company entered into non-exclusive patent application and trademark license agreements with a company whose Chairman of the Board is the President, CEO and Chairman of the Board for Lifestream Technologies, Inc. See “Note 14. Patent Application and Trademark License Agreements” below for further details.

On October 19, 2005, the Company obtained $125,000 in short-term financing from a greater than 5% shareholder. Pursuant to the terms of the verbal agreement with the lender, in October 2006 the Company is required to make total payments for principal and interest of $140,000.

14.

Patent Application and Trademark License Agreements

On October 1, 2005, the Company entered into a non-exclusive patent application license agreement with a company whose Chairman of the Board is the President, CEO and Chairman of the Board for Lifestream Technologies, Inc. to utilize a patent application covering secured data acquistion, transmission, storage and analysis systems. This patent application license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This patent application license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This patent application license agreement stipulates that the Company will receive 2.5% of the net sales revenue earned by the licensing company.

Also, on October 1, 2005, the Company entered into a non-exclusive trademark license agreement with a company whose Chairman of the Board is the President, CEO and Chairman of the Board for Lifestream Technologies, Inc. company to utilize the trade name “Personal Health Card”. This trademark license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This trademark license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This trademark license agreement stipulates that the Company will receive 0.5% of the net sales revenue earned by the licensing company.

15.

Subsequent Events

Walgreen Co. Merchandise Return

During January 2006, Walgreen Co. notified the Company of its intent to return approximately 8,000 to 9,000 monitors and approximately 4,000 test strips. The Company believes that this denotes the end of its supply relationship with Walgreen Co. for its current model of cholesterol monitor and related test strips.

The Company has an agreement with Walgreen commonly known as “Pay-on-Scan” whereby a sale is completed at the time a Walgreen Co. customer purchases the Company’s product at a Walgreen Co. retail store. Consequently, the majority of the product being returned has not been previously recorded as a sale and has been included in the Company’s reported inventory balances as shown in “Note 5. Inventories, net” under the caption “Finished goods at retail locations”.

However, the Company has estimated that sales to Walgreen Co. approximated $237,136 during the first six months of fiscal 2006. The Company has fully reserved an allowance for doubtful accounts against this net sales amount due to the fact that Walgreen Co. has not communicated to the Company that it agrees with this sales figure.

Stipulation to Entry of Judgment and Covenant not to Execute

Effective January 6, 2006, a judgment was entered against the Company in favor of a former radio advertising vendor. This judgment was entered in the district court of the first judicial district of the state of Idaho. The judgment stipulates that the Company must pay $349,106 to this former radio advertising vendor including $39,949 in interest. The Company had previously recorded a liability in the amount of $300,040 on its consolidated financial statements. During the fiscal 2006 second the Company accrued an additional $49,066 related to this judgment. See “Part II. Other Information – Item I. Legal Proceedings” for further details regarding our legal proceedings.

Common Shares Issued Upon Conversion of Convertible Debt

Subsequent to December 31, 2005, the Company issued 2,000,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $100,000.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

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

Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following:

•

those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace;

•

consumer preferences, perceptions and receptiveness with respect to our monitor;

•

our critical capital raising efforts in an uncertain and volatile economic environment and any dilutive effect these efforts may have on the market price of our common stock;

•

our ability to maintain existing relationships with critical vendors and customers;

•

our cash-preservation and cost-containment efforts;

•

our ability to retain key management personnel;

•

our inexperience with advertising;

•

our competition and the potential impact of technological advancements thereon;

•

the impact of changing economic, political, and regulatory environments on our business;

•

the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance; and

•

our exposure to product liability claims.

Additionally, Please refer to our “Risk Factors” elsewhere in this Quarterly Report on Form 10-QSB and in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Readers are urged to carefully review and consider the various disclosures made by us in this report, in  the aforementioned Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that discuss the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Company Profile

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

We are currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor” for further details.

Our revenue is derived from the sale of our cholesterol monitors, as well as sales of the dry-chemistry test strips utilized in performing a total cholesterol test with our cholesterol monitors. Our current base of customers includes national and regional drug store chains, the Home Shopping Network and, to a lesser extent, pharmacy-featuring grocery store chains, specialty catalog and internet-based direct marketers and independent pharmacies.

Our primary focus continues to be to increase consumer awareness of the benefits of our products through increased distribution, development of new products, and the use of lower-cost marketing campaign tests while seeking additional funding in order to continue conducting more significant marketing activities.

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

On February 3, 2006, we were advised by RAB Special Situations (Master) Fund Limited (“Master Fund”) that, at this time, Master Fund would not enforce its default remedies against us arising as a result of our failure to pay $3,369,740 of secured and unsecured debt which matured on February 1, 2006. See “Note 7. Note Payable” and “Note 8. Convertible Debentures – November 2004 Issuance” in our condensed consolidated financial statements for further details.

Absent Master Fund’s forbearance, the terms of the secured and unsecured debt provide that our failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. Our obligations under the secured portion of the debt are collateralized by a security interest in all of our assets.

See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” in our condensed consolidated financial statements for further details.

Recent Developments and Strategic Initiatives

Inability to Repay Secured and Unsecured Debt

We have not repaid $3,369,740 of secured and unsecured debt that became due on February 1, 2006 and we are currently in negotiations with the lender to restructure the debt. See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” in our condensed consolidated financial statements for further details.

Development Stage Monitor

Effective November 29, 2005, we entered into an agreement with GenExel-Sein, Inc. (“GenExel”). This agreement provides that GenExel will incorporate our cholesterol monitoring technology and GenExel’s blood pressure monitoring technology into a single product that the Company intends to market as the “Lifestream Two in One Blood Pressure Monitor”.

We expect that this combination cholesterol and blood pressure monitor would be presented alongside other models of blood pressure monitors in a retail setting. We believe that the market for blood pressure monitors is more established than that for cholesterol monitors. Accordingly, we anticipate that more customers will be exposed to this new combination monitoring device thereby providing enhanced visibility for our cholesterol monitors. We believe that this enhanced visibility will allow us to cost effectively acquire market share.

New Agreement for Our Supply of Test Strips

Effective December 12, 2005, we entered into an agreement with Polymer Technology Systems, Inc. for the supply of test strips for our current monitor and our development stage monitor (discussed above). We believe that this agreement will provide us with the opportunity to obtain test strips at a competitive price with more favorable terms than under our arrangement with Roche Diagnostics GmbH.

As discussed in our December 13, 2005 press release, we originally intended to develop a “three-in-one” blood pressure monitor. This monitor would have incorporated our total cholesterol monitoring technology and GenExel’s blood pressure monitoring technology with HDL cholesterol monitoring capabilities. However, in the interest of expediting product development, reducing initial product cost and furthering our marketing strategy we made the decision to indefinitely postpone the incorporation of HDL cholesterol monitoring technology into this development stage device.

Rite Aid Merchandise Return

During the first quarter of fiscal 2005, we contacted Rite Aid regarding non-payment of certain invoices due. Rite Aid notified us that it did not intend to pay the invoices until their in-house inventory levels of our products reduced. Upon further discussions with Rite Aid we ceased our supply relationship. On July 13, 2005, we reached an agreement with Rite Aid that stipulated that all remaining merchandise held by Rite Aid would be returned to us. We recorded the impact of this agreement on June 30, 2005. We received the final shipment of merchandise from Rite Aid in the fiscal 2006 third quarter.

CVS Corporation Merchandise Return

During the fiscal 2006 second quarter, CVS Corporation informed us of its intent to return approximately 5,000 monitors. However, we continue to  have a supply relationship with CVS Corporation. We received approximately 4,000 of these monitors during the fiscal 2006 second quarter. In January 2006 we received the remaining 1,000 monitors and recorded the related financial statement impact in its condensed consolidated financial statements as of December 31, 2005.

We determined that approximately 25% of the returned merchandise was obsolete and, accordingly, recorded an adjustment to our consolidated cost of sales in the approximate amount of $102,000. The other 75% of the returned monitors were brought back into inventory available for sale and amounted to approximately $122,000 at cost.

Walgreen Merchandise Return

During January 2006, Walgreen Co. notified us of its intent to return approximately 8,000 to 9,000 monitors and approximately 4,000 test strips. We believe that this indicates the end of our supply relationship with Walgreen Co. for our current model of cholesterol monitor and related test strips.

We have an agreement with Walgreen commonly known as “Pay-on-Scan” whereby a sale is completed at the time a Walgreen Co. customer purchases our product at a Walgreen Co. retail store. Consequently, the majority of the product being returned has not been previously recorded as a sale and has been included in our reported inventory balances as shown in “Note 5. Inventories, net” under the caption “Finished goods at retail locations”.

However, we have estimated that sales to Walgreen Co. approximated $237,136 during the first six months of fiscal 2006. We have fully reserved an allowance for doubtful accounts against this net sales amount due to the fact that Walgreen Co. has not communicated to us that it agrees with this sales figure.

Results of Operations

The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and six-month periods ended December 31, 2005 compared with the same periods in the prior year. They are provided to assist in assessing differences in our overall performance:

	Three Months Ended
	December 31, 2005	% of net sales	December 31, 2004	% of net sales	$ change	% change

Net sales / Loss	$56,744	100.0%	$773,329	100.0%	$(716,585)	-92.7%
Cost of sales	254,987	449.4%	537,575	69.5%	(282,588)	-52.6%
Gross (loss) profit	(198,243)	-349.4%	235,754	30.5%	(433,997)	-184.1%
Operating expenses
Sales and marketing	98,314	173.3%	136,756	17.7%	(38,442)	-28.1%
General and administrative	443,328	781.3%	572,044	74.0%	(128,716)	-22.5%
Product research and development	460	0.8%	19,088	2.5%	(18,628)	-97.6%
Depreciation and amortization	73,266	129.1%	96,483	12.5%	(23,217)	-24.1%
Total operating expense	615,368	1084.5%	824,371	106.6%	(209,003)	-25.4%
Loss from operations	(813,611)	-1433.8%	(588,617)	-76.1%	(224,994)	38.2%
Non-operating income (expense):
Interest income	8	0.0%	6	0.0%	2	33.3%
Amortization of note and issue discount	(235,008)	-414.2%	(747,581)	-96.7%	512,573	-68.6%
Interest and financing expenses	(111,170)	-195.9%	(224,276)	-29.0%	113,106	-50.4%
Amortization of deferred financing costs	(63,544)	-112.0%	(270,962)	-35.0%	207,418	-76.5%
Total non-operating expense, net	(409,714)	-722.0%	(1,242,813)	-160.7%	833,099	-67.0%
Net loss	$(1,223,325)	-2155.9%	$(1,831,430)	-236.8%	$608,105	-33.2%

	Six Months Ended
	December 31, 2005	% of net sales	December 31, 2004	% of net sales	$ change	% change

Net sales	$495,052	100.0%	$1,658,467	100.0%	$(1,163,415)	-70.2%
Cost of sales	608,648	122.9%	1,190,381	71.8%	(581,733)	-48.9%
Gross (loss) profit	(113,596)	-22.9%	468,086	28.2%	(581,682)	-124.3%
Operating expenses
Sales and marketing	199,887	40.4%	722,370	43.6%	(522,483)	-72.3%
General and administrative	1,079,041	218.0%	1,279,383	77.1%	(200,342)	-15.7%
Product research and development	1,522	0.3%	29,707	1.8%	(28,185)	-94.9%
Depreciation and amortization	154,569	31.2%	189,486	11.4%	(34,917)	-18.4%
Total operating expense	1,435,019	289.9%	2,220,946	133.9%	(785,927)	-35.4%
Loss from operations	(1,548,615)	-312.8%	(1,752,860)	-105.7%	204,245	-11.7%
Non-operating income (expense):
Interest income	1,241	0.3%	10	0.0%	1,231	12310.0%
Amortization of note and issue discount	(604,117)	-122.0%	(1,712,446)	-103.3%	1,108,329	-64.7%
Interest and financing expenses	(175,073)	-35.4%	(392,384)	-23.7%	217,311	-55.4%
Amortization of deferred financing costs	(177,886)	-35.9%	(461,219)	-27.8%	283,333	-61.4%
Total non-operating expense, net	(955,835)	-193.1%	(2,566,039)	-154.7%	1,610,204	-62.8%
Net loss	$(2,504,450)	-505.9%	$(4,318,899)	-260.4%	$1,814,449	-42.0%

Consolidated Results of Operations

These decreases in net sales during both the three and six month periods were primarily due to the return of merchandise from CVS Corporation. CVS returned approximately 4,000 monitors during the second quarter and approximately 1,000 monitors at the beginning of the third quarter. The impact of this was recorded in the second quarter and approximated a reduction to net sales of $383,000. See “Recent Developments and Strategic Initiatives – CVS Corporation Merchandise Return” above for further details.

Additionally, we experienced an overall decrease in sales from the majority of our customers.  We attribute this overall decrease in net sales to the cessation of the radio advertising campaign we conducted through mid-September 2004. Due to a lack of adequate funding, no similar advertising campaign was conducted during the first six months of fiscal 2006. While we believe that these advertising campaigns have had a positive effect on revenues, unless we are able to secure additional financing, we will be unable to reinstitute these advertising campaigns.

These negative impacts were partially offset by increased net sales from Walgreen Co. We have a sales arrangement with Walgreen Co. commonly known as “Pay-on-Scan” whereby a sale is completed at the time a Walgreen Co. customer purchases our product at a Walgreen Co. retail store. We have estimated that sales to Walgreen Co. approximated $81,900 and $237,136 during the fiscal 2006 second quarter and first six months, respectively, as compared with none during the same periods last year. We have fully reserved an allowance for doubtful accounts against these net sales amounts due to the fact that Walgreen Co. has not communicated to us that it agrees with this sales figure. The absence of Walgreen Co. as a customer may adversely impact upon our future revenues. See “Recent Developments and Strategic Initiatives – Walgreen Merchandise Return” above for further details.

During the fiscal 2006 second quarter and first six months we received merchandise returns from Rite Aid in the retail sales amount of $98,475 and 248,311, respectively. We had recorded a reserve for these returns of $400,408 at June 30, 2005 in conjunction with an agreement we reached with Rite Aid. Consequently, the financial impact of the returned merchandise during the fiscal 2006 second quarter and first six months was included in our financial statements as of June 30, 2005. The absence of Rite-Aid as a customer may adversely impact upon our future revenues. See “Recent Developments and Strategic Initiatives – Rite Aid Merchandise Return” above for further details.

During the fiscal 2006 second quarter and first six months we realized a gross loss after deducting our cost of sales from our net sales. This is primarily due to the return of merchandise by CVS Corporation during the fiscal 2006 second quarter. We considered approximately 25% of the merchandise returned by CVS Corporation to be obsolete. Accordingly, this obsolete merchandise was charged against our consolidated cost of sales and approximated $102,000. The Company and CVS Corporation continue to have a supply relationship. See “Recent Developments and Strategic Initiatives – CVS Corporation Merchandise Return” above for further details.

Our ability to realize consolidated gross profits sufficient to meet our ongoing operating expenses, and thus, achieve sustained operating profitability at an acceptable level, remains highly dependent upon us achieving broad awareness and acceptance of our monitors among both retailers and consumers. If we are unsuccessful in our efforts to timely procure equity or debt financing sufficient to continue to fund marketing activities during fiscal 2006, the likelihood of us achieving broad market awareness and acceptance of our consumer monitors is remote.

Our consolidated sales and marketing expenses decreased during the fiscal 2006 second quarter primarily due to reduced sales commissions expense related to our significantly decreased net sales (discussed above). These expenses decreased during the first six months of fiscal 2006 primarily from the cessation of a significant radio advertising campaign which we began in October 2003 and ended in mid-September 2004. There was no such campaign during the first six months fiscal 2006.

The decreases in our consolidated general and administrative expenses were primarily attributable to the following:

•

a reduction in employee expenses of $81,962 and $184,638 during the fiscal 2006 second quarter and first six months, respectively, primarily related to our reducing personnel levels. Our core staff decreased by approximately 50% during both fiscal 2006 periods compared to the same periods a year ago; and

•

an increase in bad debt expense of approximately $220,000 during our fiscal 2005 first quarter related to our cessation of our business relationship with Rite Aid. This impacted only the comparison of the fiscal 2006 six month period to the same period last year; and

•

a decrease of $63,600 expense associated with issuing stock in exchange for consulting services during the fiscal 2006 second quarter compared to the same period last year.

Partially offsetting these decreases were:

•

an increase in bad debt expense of $81,900 and 237,136 during the fiscal 2006 second quarter and first six months, respectively,  related to our estimated “Pay-on-Scan” sales to Walgreen Co. as discussed above;

•

an increase of $44,200 in expense associated with issuing stock in exchange for consulting services during the fiscal 2006 first six months compared to the same period last year; and

•

an increase of $60,000 related to our not opposing TheSubway.com, Inc.’s entry of an arbitration award in this amount. This impacted both the comparison of the three- and six-month periods of fiscal 2006 and 2005. See “Note 10. Contingencies – Notice of Arbitration from TheSubway.com”.

Product research and development expenses were insignificant in both the fiscal 2005 and 2004 first quarters.

Our non-operating income and expenses primarily consist of amortization of convertible debt and issuance discount, interest and financing expenses. These decreases in our non-operating income and expenses are primarily attributed to decreases of $512,573 and $1,108,329 in amortization of debt and issue discount during the three-and six-month periods of fiscal 2006, respectively. This amortization decreased because fewer debentures were converted and there was an overall decrease in the debt and issue discount balance to be amortized.

Partially offsetting the above decreases in our non-operating income and expenses was $39,949 of interest expense recorded during the fiscal 2006 second quarter. This interest expense related to a judgment that was entered against us in favor of a former radio advertising vendor. See “Note 15. Subsequent Events - Stipulation to Entry of Judgment and Covenant not to Execute” for further details.

Consolidated Liquidity and Capital Resources

General

We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity and debt. We expect to continue to require additional equity or debt financings as our source of capital. Our working capital deficit was $8,430,755 and $4,428,438 at December 31, 2005 and June 30, 2005, respectively. This increase is primarily due to $2,631,464 of convertible notes that became current during the six-month period ended December 31, 2005. Our accumulated deficit was $66,389,141 and $63,884,691 at December 31, 2005 and June 30, 2005, respectively. This increase was due to our net loss of $2,504,450 during the first six months of fiscal 2006.

We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders’ deficits as of our most recently completed fiscal years ending June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal years ended June 30, 2005 and 2004, which expresses substantial doubt regarding our ability to continue as a going concern. See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” in our condensed consolidated financial statements for further details.

On February 1, 2006, $3,369,740 of secured and unsecured debt to Master Fund became due and payable. Substantially all of our assets serve as collateral for $2,869,740 of this debt. We have not repaid $3,369,740 of secured and unsecured debt that became due on February 1, 2006 and we are currently in negotiations with the lender to restructure the debt. Additionally, $649,000 of indebtedness matures on February 19, 2006. We have no current ability to repay this indebtedness either. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we will be in default of our debt repayment obligations and may be forced to cease operations and our assets may be subject to foreclosure by both secured and, thereafter, unsecured investors.

Should we be unsuccessful in any of the initiatives or matters discussed in our disclosures entitled “Note 2. Substantial Doubt Regarding Our Ability to Continue as a Going Concern,” our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt regarding our ability to continue as a going concern remains as of the date of this Report, in which event we may be required to cease some or all of our operations in which event investors could lose their investment in our company. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Capital Lease Obligations

We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $0 and $75,000 at December 31, 2005, and June 30, 2005, respectively.

Our aggregate future obligations under capital lease agreements in existence at December 31, 2005, are as follows:

Fiscal years ending June 30,

2006	$8,505
2007	5,573
Total lease payments	14,079
Less imputed interest	775
Present value of net minimum lease payments	13,304
Less current maturities	12,915
Total long-term capital lease obligation	$389

Outstanding Note Payable

Please refer to “Note 7. Note Payable” in our consolidated financial statements for details related to our note payable.

Outstanding Convertible Debentures

Please refer to “Note 8. Convertible Debentures” in our consolidated financial statements for details related to our outstanding convertible Debentures.

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

As of the date of this report, other than as discussed below, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

In August 2003, we entered into a manufacturing services agreement under which we are obligated to pay for the finished product specified in the agreement. Due to cash flow constraints, we have not taken ownership of the finished product and therefore have not recorded a liability for the finished product. We have an off-balance sheet commitment for finished product in the amount of approximately $118,000.

Contractual Obligations

The following table sets forth our contractual obligations as of  December 31, 2005:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More then 5 years
Note Payable	$2,869,740	$2,869,740	$—	$—	$—
Convertible Debt (1) (2)	4,129,000	4,129,000	—	—	—
Capital Lease Obligations (3)	14,079	13,687	392	—	—
Operating Lease Obligations	86,219	65,114	13,668	7,437	—
Interest Obligations (4)	174,493	174,493	—	—	—
Total	$7,273,531	$7,252,034	$14,060	$7,437	$—

____________

(1)

Amounts do not include interest to be paid.

(2)

Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.

(3)

Includes imputed interest

(4)

Interest obligation on convertible debt is based on an interest rate of 9.25% on the three tranches that comprise the $2,980,000 at various maturity dates.

Consolidated Cash Flows

Our operating activities utilized $277,125 in cash and cash equivalents during the first six months of fiscal 2006, an improvement of $811,930, or 74.6%, from the $1,089,055 in cash and cash equivalents utilized during the first six months of fiscal 2005. On a comparative basis, our lower utilization reflects the positive cash flow effects of reduced net loss and, to a lesser extent, increased accounts payable. The decreased net loss is primarily attributable to decreased amortization of debt and issue discount. Our accounts payable have increased as we have been unable to pay our vendors due to our significantly reduced net sales. Partially offsetting the preceding was the negative cash flow effect of decreased amortization of note and issue discount. This decrease was due to a reduction in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt and issue discount balance to be amortized.

Our invested activities used $38,000 during the first six months of fiscal 2006 which consisted of our investment in our development stage monitors. See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor” for further details. There were no cash flow effects from investing activities during the first six months of fiscal 2005.

Our financing activities provided $117,719 in cash and cash equivalents during the first six months of fiscal 2006, a decrease of $1,140,766 or 90.6% compared to the $1,258,485 in cash and cash equivalents provided by financing activities during the first six months of fiscal 2005. This decrease reflects the receipt of $1,500,000 in net cash proceeds from financing transactions in the first six months of fiscal 2005 compared with only $125,000 during the first six months of fiscal 2006.

As a result of the foregoing, our cash and cash equivalents decreased to $90,618 at December 31, 2005 as compared with $250,024 at June 30, 2005 and $759,626 at December 31, 2004.

Planned Capital Expenditures

We have no significant planned capital expenditures for fiscal 2006.

Other Matters

Seasonal and Inflationary Influences

To date we have not been materially impacted by seasonal or inflationary influences.

Quantitative and Qualitative Disclosures About Market Risk

We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at December 31, 2005, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2006, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

We currently are not materially exposed to currency market risks and we have not used, nor do we contemplate using, any derivative financial instruments.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect:

•

the reported amounts and timing of revenue and expenses;

•

the reported amounts and classification of assets and liabilities; and

•

the disclosure of contingent assets and liabilities.

Our actual results have differed, and will likely continue to differ, to some extent, from our initial estimates and assumptions. We currently believe that the significant accounting policies list below entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations. Please refer to the discussion of our critical accounting policies in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 for further details.

•

Revenue Recognition

•

Sales Returns Allowance

•

Allowance for Doubtful Accounts

•

Inventory Obsolescence Allowance

•

Impairment of Long-Lived Assets

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

Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the second quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-KSB and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Our weak financial condition has raised, and will likely continue to raise, substantial doubt regarding our ability to continue as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. Our significant working capital and stockholders’ deficits as of June 30, 2005 and 2004, among other factors, resulted in our independent registered public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 to express substantial doubt regarding our ability to continue as a going concern. We are in need of substantial additional investment capital to fund our longer-term operating needs, including servicing of our debt obligations and continued conducting of marketing activities we believe necessary to achieve meaningful sales growth. See “Note 2. Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” in our consolidated financial statements for further details.

We are currently operating on minimum cash reserves primarily related to $125,000 in proceeds from short-term financing from a greater than 5% shareholder. While we have several thousand units of inventory in stock for sale, we will require substantial additional investment capital to fund our longer-term operating needs. We currently have no commitments from or understandings with potential investors to provide us with the funding we require. If we are unable to raise additional capital or generate substantial revenue growth, we will be unable to fund our ongoing operations or service our debt obligations, and other commitments.

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

We have recently ceased our supply relationships with Rite Aid and Walgreen Co. Also, during the fiscal 2006 second and third quarters, CVS Corporation returned approximately 5,000 monitors. However, we continue to have a supply relationship with CVS Corporation. The merchandise these vendors returned represents a substantial percentage of our total merchandise sales during the twelve months ended December 31, 2005. While we believe this high return rate to be anomalous, it does raise significant uncertainty about our ability to realize final sales transactions in the future.

See “Recent Developments and Strategic Initiatives – Rite Aid Merchandise Return” above for further details.

See “Recent Developments and Strategic Initiatives – Walgreen Merchandise Return” above for further details.

See “Recent Developments and Strategic Initiatives – CVS Corporation Merchandise Return” above for further details.

We have pledged all of our assets as security for the repayment of indebtedness and in the event we fail to pay our secured debt and our assets are foreclosed upon, we may have insufficient assets to provide for any payments to common stockholders.

We have pledged all of our assets, including substantially all of our intellectual property, as security for borrowed funds in the current principal amount of $2,869,740. On February 1, 2006, this debt became due and payable. We were unable to repay this debt and we are currently in negotiations with the lender to restructure the debt. Absent restructuring of the current indebtedness and/or the receipt of additional financing, we will be in default of our debt repayment obligations and may be forced to cease operations and our assets may be subject to foreclosure by both secured and, thereafter, unsecured investors. In the event of foreclosure by secured debt holders, including upon our liquidation, the assets then remaining may be insufficient to permit any distributions to common stockholders, in which event stockholders would lose their entire investment in us.

Item 3.

Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

We as a company, including our subsidiaries, are periodically involved in incidental litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, except as set forth below, our gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing incidental litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

In January 2005, we were served with a Notice of Arbitration from TheSubway.com, Inc. (“Subway”), a former consultant to us regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, our company and Subway entered into a settlement agreement pursuant to which we agreed to pay Subway $60,000 in the form our common shares to be registered with the SEC. The agreement states that we were to complete the registration process for the common shares issuable to Subway by September 1, 2005. We did not complete the registration process by that agreed upon date, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration.  Additionally, this reinstated Subway’s claim for $75,000. On November 2, 2005, we informed Subway that we will not oppose entry of an arbitration award in the amount of $60,000. Accordingly, we have recorded a liability in the amount of $60,000 on our consolidated financial statements for the fiscal period ended September 30, 2005.

Effective January 6, 2006, a judgment was entered against us and for our former radio advertising vendor. This judgment was entered in the district court of the first judicial district of the state of Idaho. The judgment stipulates that we must pay $349,106 to this former radio advertising vendor including $39,949 in interest. We had previously recorded a liability in the amount of $300,040 on our consolidated financial statements. During the fiscal 2006 second quarter we accrued an additional $49,066 related to this judgment.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Lifestream Technologies, Inc. was held on December 16, 2005. At such meeting, the following proposals were voted upon and approved:

1.

Proposal No. 1:  To elect two Class I directors to the Company’s Board of Directors to serve for three-year terms or until their respective successors are elected and qualified.

	For	Withhold
Christopher Maus	210,260,954	3,071,332
Michael Crane	210,377,054	2,955,232

2.

Proposal No. 2:  To ratify the appointment of LeMaster & Daniels PLLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	Against	Abstain	Broker non-votes
210,616,386	1,539,322	1,176,678	—

Item 5.

Other Information

On February 3, 2006, we were advised by RAB Special Situations (Master) Fund Limited (“Master Fund”), that, at this time, Master Fund would not enforce its default remedies against the Company arising as a result of the Company’s failure to pay the sum of $3,369,740 under one promissory note and one convertible term note (collectively, the “Notes”), each of which became due and payable on February 1, 2006. Master Fund and the Company are currently engaged in discussions designed to restructure the terms of the Notes and other notes payable to Master Fund that remain outstanding. Master Fund has indicated that its forbearance would remain in effect until the earlier of the date on which the Notes and the other notes are restructured or the parties’ failure to reach terms on restructuring.

Absent Master Fund’s forbearance, the Notes provide that the Company’s failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the Notes to become immediately due and payable. The Company’s obligations under that certain loan and security agreement relating to the promissory note are collateralized by a security interest in all of the Company’s assets.

Item 6.

Exhibits

10.1

Distribution agreement dated December 12, 2005 between Lifestream Technologies, Inc. and Polymer Technology Systems, Inc.*

10.2

Manufacturing agreement dated November 29, 2005 between Lifestream Technologies, Inc. and Genexel-Sein, Inc. *

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________

*

Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2006

LIFESTREAM TECHNOLOGIES, INC.
By:	/s/ CHRISTOPHER MAUS
Christopher Maus
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MATT COLBERT
Matt Colbert
Vice President of Finance and Interim Chief Finance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Distribution agreement dated December 12, 2005 between Lifestream Technologies, Inc. and Polymer Technology Systems, Inc.*
10.2	Manufacturing agreement dated November 29, 2005 between Lifestream Technologies, Inc. and Genexel-Sein, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*

Portions of this exhibit have been redacted. The unredacted text of this exhibit has been provided to the Secretary of the United States Securities and Exchange Commission with a request for confidential treatment.