Form 10QSB
period 2006-03-31
LIFESTREAM TECHNOLOGIES INC
filed 2006-05-15
CIK 1029738

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-29058

                                 --------------
                          LIFESTREAM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)
                                 --------------

             NEVADA                                              82-0487965
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        570 CLEARWATER LOOP, BUILDING 1000, SUITE D, POST FALLS, ID 83854
               (Address of principal executive offices) (zip code)

                                 (208) 457-9409
                           (Issuer's telephone number)

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

                         APPLICABLE TO CORPORATE ISSUERS

         As of May 10, 2006, the registrant had 264,374,983 shares of its $.001 par value common stock outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                          LIFESTREAM TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

      Interim Condensed Consolidated Balance Sheets
        as of March 31, 2006 and June 30, 2005 (unaudited).................... 3

      Interim Condensed Consolidated Statements of Operations
        for the three and nine months
        ended March 31, 2006 and 2005 (unaudited)............................. 4

      Interim Condensed Consolidated Statements of Cash Flows
        for the nine months ended
        March 31, 2006 and 2005 (unaudited)................................... 5

      Notes to Interim Condensed Consolidated
        Financial Statements (unaudited)...................................... 7

Item 2. Management's Discussion and Analysis or Plan of Operation.............23

Item 3. Controls and Procedures...............................................34


PART II. OTHER INFORMATION

Item 5. Other Information.....................................................35

Item 6. Exhibits..............................................................35

Signatures....................................................................36

                          PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,          JUNE 30,
                                                                             2006              2005
                                                                         ------------      ------------
Current Assets:
     Cash and cash equivalents                                           $     66,603      $    250,024
     Accounts receivable, net of allowance for
       doubtful accounts of $273,751 and $43,551, respectively                172,919           133,411
     Inventories, net                                                         492,945           927,910
     Prepaid expenses                                                          19,369           260,133
                                                                         ------------      ------------
Total current assets                                                          751,836         1,571,478
Property and equipment, net                                                    95,480           139,780
Patent rights, net of accumulated amortization of
  $1,919,879 and $1,799,879                                                   200,000           320,000
Deferred financing costs                                                        3,053           194,691
Other                                                                           5,828             9,236
                                                                         ------------      ------------
Total assets                                                             $  1,056,197      $  2,235,185
                                                                         ============      ============
Current Liabilities:
     Accounts payable                                                    $  1,752,654      $  1,057,914
     Accrued liabilities                                                      698,808           695,651
     Current maturities of convertible notes,
       principal face amounts of $4,029,000 and $4,709,500,
       respectively                                                         4,000,358         1,486,277
     Current maturities of notes payable, principal face amount
       of $2,869,740 as of March 31, 2006 and June 30, 2005                 2,869,740         2,742,145
     Short term loan payable to related party                                 125,000                --
     Current maturities of capital lease obligations                           10,052            17,929
                                                                         ------------      ------------
Total current liabilities                                                   9,456,612         5,999,916
Capital lease obligations, less current maturities                                 --             2,656
Convertible notes, long term                                                       --         2,631,464
                                                                         ------------      ------------
Total liabilities                                                           9,456,612         8,634,036

Commitments and contingencies

Stockholders' deficit
     Preferred stock, $.001 par value; 15,000,000 shares authorized;
       none issued or outstanding                                                  --                --
     Common stock, $.001 par value; 750,000,000 shares
       authorized; 262,403,735 and 243,043,735 issued and
       outstanding, respectively                                              262,406           243,046
     Additional paid-in capital                                            58,161,434        57,242,794
     Accumulated deficit                                                  (66,824,255)      (63,884,691)
                                                                         ------------      ------------
Total stockholders' deficit                                                (8,400,415)       (6,398,851)
                                                                         ------------      ------------
Total liabilities and stockholders' deficit                                 1,056,197      $  2,235,185
                                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  --------------------------------      --------------------------------
                                                     MARCH 31,          MARCH 31,          MARCH 31,         MARCH 31,
                                                       2006               2005               2006              2005
                                                  -------------      -------------      -------------      -------------
Net sales                                         $     377,823      $     568,761      $     872,875      $   2,227,228
Cost of sales                                           316,922            501,837            925,570          1,692,218
                                                  -------------      -------------      -------------      -------------
Gross (loss) profit                                      60,901             66,924            (52,695)           535,010
                                                  -------------      -------------      -------------      -------------
Operating expenses:
    Sales and marketing                                  13,653            180,101            213,541            902,471
    General and administrative                          234,277            362,314          1,313,318          1,641,697
    Product research and development                        670              3,210              2,191             32,917
    Depreciation and amortization                        58,831             93,837            213,400            283,323
                                                  -------------      -------------      -------------      -------------
Total operating expense                                 307,431            639,462          1,742,450          2,860,408
                                                  -------------      -------------      -------------      -------------
Loss from operations                                   (246,530)          (572,538)        (1,795,145)        (2,325,398)
                                                  -------------      -------------      -------------      -------------
Non-operating income (expense):
    Interest income                                           6                  9              1,247                 19
    Amortization of note and issue discount             (86,594)          (839,974)          (690,711)        (2,552,420)
    Interest and financing expenses                     (88,245)           (48,719)          (263,318)          (441,103)
    Amortization of deferred financing costs            (13,751)          (230,804)          (191,637)          (692,024)
                                                  -------------      -------------      -------------      -------------
Total non-operating expense, net                       (188,584)        (1,119,488)        (1,144,419)        (3,685,528)
                                                  -------------      -------------      -------------      -------------
Net loss                                          $    (435,114)     $  (1,692,026)     $  (2,939,564)     $  (6,010,926)
                                                  -------------      -------------      -------------      -------------

Net loss per common share - basic and diluted     $       (0.00)     $       (0.01)     $       (0.01)     $       (0.03)
                                                  =============      =============      =============      =============

Weighted average number of common shares
    outstanding - basic and diluted                 261,514,846        233,597,624        252,421,983        211,410,972
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

                LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                 ----------------------------
                                                                                  MARCH 31,         MARCH 31,
                                                                                    2006              2005
                                                                                 -----------      -----------
Cash flow from operating activities:
      Net loss                                                                   $(2,939,564)     $(6,010,926)
      Non-cash items:
          Depreciation and amortization of property and equipment and patent
              and license rights                                                     213,400          283,323
          Amortization of note and issue discount                                    690,711        2,789,345
          Amortization of deferred financing costs                                   191,638          455,099
          Provision for bad debts                                                    235,818          235,682
          Increase in inventory valuation allowance                                    5,161           30,476
          Issuances of compensatory common stock, options and warrants for
              employee and non-employee services                                     188,800          129,600
          Beneficial conversion feature of convertible debt
              issued to related party                                                     --           72,600
      Net changes in assets and liabilities:
          Accounts receivable                                                       (275,326)        (153,486)
          Inventories                                                                429,804           41,715
          Prepaid expenses                                                            59,464          (37,626)
          Accounts payable                                                           694,740          253,438
          Accrued liabilities                                                        253,157          254,912
          Change in other non-current assets                                           3,408          149,100
                                                                                 -----------      -----------
Net cash used in operating activities:                                              (248,789)      (1,506,748)
                                                                                 -----------      -----------
Cash flows from investing activities:
      Development stage monitor                                                      (49,100)              --
                                                                                 -----------      -----------
Net cash used in investing activities                                                (49,100)              --
                                                                                 -----------      -----------
Cash flows from financing activities:
      Proceeds from issuances of note payable                                        125,000        1,500,000
      Payments on capital lease obligations                                          (10,532)         (24,586)
      Payments on note payable                                                            --         (248,708)
      Restricted cash equivalent                                                          --           25,293
                                                                                 -----------      -----------
Net cash provided by financing activities                                            114,468        1,251,999
                                                                                 -----------      -----------
Net decrease in cash and cash equivalents                                           (183,421)        (254,749)
Cash and cash equivalents at beginning of year                                       250,024          590,196
                                                                                 -----------      -----------
Cash and cash equivalents at end of year                                         $    66,603      $   335,447
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

                 LIFESTREAM TECHNOLOGIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                      NINE MONTHS ENDED
                                                                  -------------------------
                                                                   MARCH 31,      MARCH 31,
                                                                     2006           2005
                                                                  ----------     ----------
Supplemental schedule of cash activities:
      Interest paid in cash                                       $       --     $   63,527

Supplemental schedule of non-cash financing activities:
      Assets acquired through capital lease obligation            $       --     $   17,128
      Issuance of common stock in exchange for:
          Conversion of convertible debt and accrued interest     $  830,500     $1,762,155
          Financing costs                                         $       --     $  500,000
          Payment of accounts payable and accrued liabilities     $       --     $  644,761

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

         The Company is currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor" for further details.

2. SUBSTANTIAL DOUBT REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company has incurred substantial operating and net losses, as well as negative operating cash flow, since its inception. As a result, the Company continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, its independent registered public accountants included an explanatory paragraph in their report on the Company's condensed consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, which expressed substantial doubt regarding the Company's ability to continue as a going concern.

         On February 1, 2006 the Company failed to pay $3,369,740 of secured and unsecured debt payable to RAB Special Situations (Master) Fund Limited ("Master Fund"). On February 3, 2006, Master Fund advised the Company that, pending the outcome of negotiations to modify and/or restructure the Company's obligations to Master Fund, it would not enforce its default remedies against the Company. See "Note 7. Note Payable" and "Note 8. Convertible Debentures - November 2004 Issuance" below for further details.

         Absent Master Fund's forbearance, the terms of the secured and unsecured debt provide that the Company's failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. The Company's obligations under the secured portion of the debt are collateralized by a security interest in all of the Company's assets.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and the patent application and trademark license agreements discussed in "Note 15. Patent Application and Trademark License Agreements." In consideration for these assignments, the Company's indebtedness under the note payable (described in Note 7) was reduced to $1,849,740, the Commitment Fee Note of $500,000 issued in November 2004 (described in Note 8) was cancelled and $2,980,000 of convertible debt issued from June 2001 through November 2001 (described in Note 8) was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

         On February 19, 2006, the Company failed to make required maturity date payments in the aggregate principal amount of $549,000 under (a) an unsecured convertible debenture dated February 19, 2004 in the aggregate principal amount of $427,000 in favor of Alpha Capital AG ("Alpha"), and (b) an unsecured convertible unwritten obligation incurred on March 1, 2004 to repay the aggregate principal amount of $122,000 to Mercer Management ("Mercer").

         Under the terms of the $549,000 indebtedness, in the event of a payment default that continues after 15 days following written notice of default sent by the lender(s), then each lender has the right to demand payment of the greater of (1) 130% of the principal amount of the indebtedness ($713,700 if both lenders were to demand payment), plus interest and applicable late fees and (2) an amount computed under a formula that, based on market prices as of February 19, 2006, would result in a payment of $98,820 (if both lenders were to demand payment). To date, the Company has not received any notice of default from Alpha or Mercer.

         The Company is addressing its ability to continue as a going concern by, among other actions, the following:

         o On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and certain patent application and trademark license agreements in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" and "Note 15. Patent Application and Trademark License Agreements" for further details.

         o On October 19, 2005, the Company obtained $125,000 in short term financing from a greater than 5% shareholder. See "Note 14 Related Party Transaction" for further details.

         o        During fiscal 2006, CVS Corporation, Rite Aid and Walgreen Co.
                  returned a total of approximately 16,300 cholesterol monitors of which approximately 15,000 were considered suitable for resale. Also, during fiscal 2006, these companies returned approximately 8,200 test strips of which approximately 7,000 were considered suitable for resale. The resale of this returned merchandise should enable the Company to generate net sales and provide working capital to cover a portion of its ongoing operational expenses. See "Note 11. Rite Aid Merchandise Return," "Note 12. CVS Corporation Merchandise Return" and "Note 13. Walgreen Co. Merchandise Return" for further details.

         o The Company is currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor" for further details.

         o Effective December 12, 2005, the Company entered into an agreement with Polymer Technology Systems, Inc. for the supply of test strips for both its current monitor and its development stage monitor (discussed above). The Company believes that this agreement will provide it with the opportunity to obtain test strips at a competitive price with more favorable terms than under the Company's arrangements with Roche Diagnostics GmbH. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - New Agreement for Our Supply of Test Strips" for further details.

         o Subsequent to March 31, 2006, the Company received $135,487, net of refundable overpayment, from Walgreen Co. in final payment for merchandise purchased and sold by Walgreen Co. The Company intends to use a portion of the net proceeds to purchase test strips. See Note 16. Subsequent Events - Payment Received from Walgreen Co." for further details.

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

     Reclassifications

         Certain amounts in the condensed consolidated financial statements for the prior periods have been reclassified to be consistent with the current periods' presentation.

     Net Loss Per Share

         Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2006 and 2005, the Company had stock options, stock warrants and convertible debentures outstanding that could potentially be exercised or converted into 88,929,858 and 136,650,318 additional common shares, respectively. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur under the treasury stock method if these stock options, stock warrants and convertible debentures were exercised or converted into common shares.

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


         If the Company had accounted for its stock-based employee compensation under the fair value recognition and measurement principles of SFAS No. 123, the Company's reported net losses would have been adjusted to the pro forma net loss amounts presented below:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               ------------------------------      ----------------------------
                                                 MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                   2006             2005              2006              2005
                                               -----------      -------------      -----------      -----------
Net loss, as reported                          $  (435,114)     $  (1,692,026)     $(2,939,564)     $(6,010,926)
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards                        --                 --          (12,831)        (351,623)
                                               -----------      -------------      -----------      -----------
Pro forma net loss                             $  (435,114)     $  (1,692,026)     $(2,952,395)     $(6,362,549)
                                               ===========      =============      ===========      ===========

Net loss per share:
   Basic and diluted  - as reported            $     (0.00)     $       (0.01)     $     (0.01)     $     (0.03)
                                               ===========      =============      ===========      ===========
   Basic and diluted - pro forma               $     (0.00)     $       (0.01)     $     (0.01)     $     (0.03)
                                               ===========      =============      ===========      ===========

         In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                --------------------------         --------------------------
                                MARCH 31,        MARCH 31,         MARCH 31,        MARCH 31,
                                  2006              2005             2006              2005
                                ---------        ---------         ---------        ---------
Risk-free interest rate            N/A              N/A              3.7%             2.4%
Expected volatility                N/A              N/A            113.0%            70.1%
Expected life in years             N/A              N/A                 5                5
Expected dividends                 N/A              N/A              None             None

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

         To date, the Company's products have been principally marketed to customers residing within the United States of America. Net sales realized from customers residing in other geographic markets were less than 1% of consolidated gross sales in the first three and nine months of fiscal 2005 and 2004.

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

     Recently Issued Accounting Standards Not Yet Adopted

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") which revises FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Accounting for Stock Based Compensation" above for the pro forma net income and earnings per share amounts for the three- and nine-month periods ended March 31, 2006 and 2005, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after December 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption "Accounting for Stock Based Compensation". However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company's stock and the number of stock options the Company grants.

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

4.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following schedules set forth the activity in the Company's allowance for doubtful accounts receivable for the following periods:

                                   MARCH 31,       JUNE 30,
                                     2006           2005
                                  ---------      ---------
Balance, beginning of year        $  43,551      $ 298,398
Additions to allowance              262,540        255,404
Deductions, net of recoveries       (32,340)      (510,251)
                                  ---------      ---------
Balance, end of year              $ 273,751      $  43,551
                                  =========      =========

5.       INVENTORIES, NET

         Inventories, net, consist of the following:

                                       MARCH 31,       JUNE 30,
                                         2006            2005
                                       ---------      ---------
Raw materials                          $ 165,927      $ 214,328
Work in process                            7,744         14,496
Finished goods                           232,487        167,408
Finished goods at retail locations       137,094        576,824
                                       ---------      ---------
                                         543,252        973,056
Less valuation allowance                 (50,307)       (45,146)
                                       ---------      ---------
Inventories, net                       $ 492,945      $ 927,910
                                       =========      =========

6.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                          MARCH 31,     JUNE 30,
                                                            2006         2005
                                                          --------     --------
Accrued royalties payable                                 $257,535     $257,535
Accrued sales returns, including warranty obligations      250,251      222,790
Accrued interest payable                                   143,292      186,531
Accrued wages, benefits and taxes                           47,730       25,517
Accrued other                                                   --        3,278
                                                          --------     --------
Total accrued liabilities                                 $698,808     $695,651
                                                          ========     ========

7.       NOTE PAYABLE

         On May 1, 2003, the Company renewed its then expiring revolving credit facility agreement with a financial institution. On November 12, 2004, Special Situations entered into an agreement with this financial institution, under which the financial institution assigned to Special Situations all of their right, title and interest under the note payable. At the time of the assignment, the outstanding amount due under the note payable was $920,323. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund, a beneficial owner of approximately 1.91% of our common stock as of March 31, 2006.

         Subsequent to November 12, 2004, the aggregate amount of the note was increased from $920,323 to $2,869,740, which was to be repaid in monthly installments of $100,000 commencing on May 1, 2005. The note payable amount gave effect to an original issue discount of approximately $449,417. The original issue discount was recorded as a deferred financing cost and was amortized using the interest method over the life of the note payable. Additionally, the Company signed a promissory note in the amount of $500,000 (the "Commitment Fee Note") to induce Special Situations to make certain amendments to the note payable. Both the note payable and the Commitment Fee Note became due and payable on February 1, 2006.

         On February 1, 2006 the Company failed to pay $3,369,740 of secured and unsecured debt payable to Master Fund. On February 3, 2006, Master Fund advised the Company that, pending the outcome of negotiations to modify and/or restructure the Company's obligations to Master Fund, it would not enforce its default remedies against the Company.

     Absent Master Fund's forbearance, the terms of the secured and unsecured debt provide that the Company's failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. The Company's obligations under the secured portion of the debt are collateralized by a security interest in all of the Company's assets.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and the patent application and trademark license agreements discussed in "Note 15. Patent Application and Trademark License Agreements." In consideration for these assignments, the Company's indebtedness under the note payable was reduced to $1,849,740, the Commitment Fee Note of $500,000 issued in November 2004 (described in Note 8) was cancelled and $2,980,000 of convertible debt issued from June 2001 through November 2001 (described in Note 8) was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

         During the three- and nine-month period ended March 31, 2006, amortization related to this deferred financing cost totaled $4,717 and $127,596, respectively. During the three- and nine-month period ended March 31, 2005, amortization related to this deferred financing cost totaled $149,005 and $205,457, respectively. As of March 31, 2006, the entire balance of the deferred financing cost related to this note payable had been amortized.

8.       CONVERTIBLE DEBENTURES

     June through November 2001 Issuances

         From June 2001 through November 2001, the Company issued unsecured convertible debentures, $2,980,000 of which remains outstanding with one debenture holder (Master Fund) at March 31, 2006. These debentures (i) accrue interest at the prime rate plus two percent (9.75% at March 31, 2006), (ii) are convertible at the option of the holder into common stock of the Company at a stated rate of $0.05 per share, and (iii) become due and payable on various dates between July 1, 2006 and November 20, 2006.

         Master Fund may not convert its debentures to the extent that conversion would result in its beneficial ownership of 9.99% or more of the Company's then outstanding common shares. The Company has the right to force conversion of the debentures if the market price of its common stock exceeds $3.00 per share for 20 consecutive trading days.

         In connection with the Company's issuance of the amended and restated promissory note discussed in Note 7, the conversion rate of the debentures issued during June 2001 through November 2001 was reduced from $0.10 to $0.05 per share resulting in a $72,600 expense related to the beneficial conversion feature during the second quarter of fiscal 2005.

         On December 27, 2005, the Company issued 5,000,000 shares of its common stock in connection with Master Fund's conversion of $250,000 of accrued interest.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and the patent application and trademark license agreements discussed in "Note 15. Patent Application and Trademark License Agreements." In consideration for these assignments, the Company's indebtedness under the note payable (described in Note 7) was reduced to $1,849,740, the Commitment Fee Note of $500,000 was cancelled and $2,980,000 of convertible debt issued from June 2001 through November 2001 was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

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

         On January 13, 2004, the Company entered into an exchange agreement with each holder of its convertible debentures that were issued in September 2003. Under the exchange agreement, each debenture holder agreed to exchange the principal amount of its debenture and accrued but unpaid interest for shares of the Company's common stock, at the rate of $0.09 of debenture principal per share of common stock.

         During the first six months of fiscal 2005, the following conversions of the above outstanding convertible debentures occurred:

                         PRINCIPAL                                                                     # SHARES
                          AMOUNT         UNAMORTIZED                                                    ISSUED
                         PRIOR TO       DISCOUNT PRIOR       PRINCIPAL AND/OR        CONVERSION          UPON
  CONVERSION DATE       CONVERSION      TO CONVERSION       INTEREST CONVERTED          RATE          CONVERSION
  ---------------       ----------      --------------      ------------------       ----------       ----------
     7/9/2004            $199,376          $117,762            $207,154                $0.09           2,468,004

         There are no further convertible debenture principal or accrued interest balances remaining outstanding related to the September 2003 issuance.

     February 2004 Issuances

         On February 19, 2004, the Company completed a private placement offering of $2,775,000 in unsecured convertible debentures with four investors (all of which also participated in the September 2003 private placement discussed above) from which it received $2,077,592 in net cash proceeds. The purchase price for the convertible debentures gave effect to an original issue discount of approximately $500,000, or an effective annual interest rate of 9%, the amount of which was withheld from the proceeds at the time of the closing of the financing. The original issue discount was recorded as a reduction to the convertible debt balance on the Company's consolidated balance sheet and is being amortized using the effective interest method to "amortization of convertible debt discount" on the Company's consolidated statement of operations over the term of the debentures.

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

         These debentures have an aggregate principal face amount of $427,000 at March 31, 2006 and became due and payable on February 19, 2006. The Company failed to make required maturity date payments under the debenture. The Company does not have the current ability to repay this indebtedness. To date, the Company has not received any notice of default from the debenture holder. See "Note 2. Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern" for further details.

         During the nine months ending March 31, 2006 and 2005, the following conversions of the above outstanding convertible debentures occurred:

                         PRINCIPAL                                                                     # SHARES
                          AMOUNT         UNAMORTIZED                                                    ISSUED
                         PRIOR TO       DISCOUNT PRIOR       PRINCIPAL AND/OR        CONVERSION          UPON
  CONVERSION DATE       CONVERSION      TO CONVERSION       INTEREST CONVERTED          RATE          CONVERSION
  ---------------       ----------      --------------      ------------------       ----------       ----------
     7/10/2004           $1,875,000       $1,596,088           $200,000                $0.05           4,000,000
       11/9/04           $1,675,000       $  990,727           $300,000                $0.05           6,000,000
        2/3/05           $1,375,000       $  590,589           $  5,000                $0.05             100,000
                                                               --------                               ----------
         Total                                                 $505,000                               10,100,000
                                                               --------                               ----------

      7/7/2005           $1,107,500       $  200,082           $ 82,500                $0.05           1,650,000
      10/17/05           $1,025,000       $   69,712           $198,000                $0.05           3,960,000
       11/8/05           $  827,000       $   43,066           $100,000                $0.05           2,000,000
      11/16/05           $  727,000       $   35,337           $100,000                $0.05           2,000,000
       12/1/05           $  627,000       $   24,606           $100,000                $0.05           2,000,000
        2/9/06           $  527,000       $    2,450           $100,000                $0.05           2,000,000
                                                               --------                               ----------
         Total                                                 $680,500                               13,610,000
                                                               ========                               ==========

         Participants in the February 19, 2004 offering received detachable stock purchase warrants allowing for the purchase of a number of common shares equal to 30% of the number of shares which could be obtained upon conversion of the debenture principal outstanding on February 19, 2004. The warrants could be exercised over a nineteen-month period and had an exercise price of $0.065 per share of the Company's common stock, subject to adjustment upon the occurrence of events substantially identical to those provided for in the debentures. The Company had the right to call the warrants in the event that the average closing price of the Company's common stock exceeds 200% of the exercise price for a consecutive 20-day trading period. Holders could not convert debentures nor could they exercise warrants to the extent that conversion or exercise would result in the holders' beneficial ownership of 4.99% or more of the Company's then outstanding common shares. During the fiscal 2006 first quarter 16,649,999 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the February 2004 convertible debenture issuances.

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

         The agreements entered into in connection with the February 19, 2004 transaction required that the Company obtain the unanimous approval of the debenture holders prior to the occurrence of certain events including stock dividends, subdivisions, combinations and reclassifications of the Company's common stock until less than 20% of the principal remains outstanding on the debentures. The agreement further stipulated that no debenture may be prepaid without the consent of the holder and that each debenture holder had a right of first refusal to participate in any new equity financing transaction undertaken through June 10, 2005.

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

         The principal balance outstanding for this debenture of $122,000 became due and payable on February 19, 2006. The Company does not have the current ability to repay this indebtedness. To date, the Company has not received any notice of default from the lender. See "Note 2. Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern" for further details.

         On October 1, 2005, 732,000 detachable stock purchase warrants expired. There are no remaining detachable stock purchase warrants associated with the March 2004 convertible debenture issuance.

     November 2004 Issuance

         As discussed above in "Note 7. Note Payable", in November 2004, the Company paid a commitment fee to induce Special Situations to enter into a series of amendments to an existing note payable. On May 31, 2005, Special Situations assigned all of its rights under this note to Master Fund. The commitment fee of $500,000 was paid through the issuance of a convertible promissory note (the "Commitment Fee Note") which was payable on February 1, 2006. The $500,000 Commitment Fee Note was amortized into deferred financing costs over the life of the note payable. On May 10, 2005, the United States Securities and Exchange Commission ("SEC") declared effective the registration statement that the Company filed covering the resale of shares issuable under the commitment fee note.

         The Company did not repay the Commitment Fee Note on the maturity date. On February 3, 2006, Master Fund advised the Company that, pending the outcome of negotiations to modify and/or restructure the Company's obligations to Master Fund, it would not enforce its default remedies against the Company.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and the patent application and trademark license agreements discussed in "Note 15. Patent Application and Trademark License Agreements." In consideration for these assignments, the Company's indebtedness under the note payable (described in Note 7) was reduced to $1,849,740, the Commitment Fee Note of $500,000 was cancelled and $2,980,000 of convertible debt issued from June 2001 through November 2001 was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

         The remaining $4,029,000 in principal of our outstanding convertible debentures at March 31, 2006, matures during our fiscal years ending as follows:


FISCAL YEARS ENDING JUNE 30,    PRINCIPAL (1)     NET OF DISCOUNT
                                -------------     ---------------
2006 (remaining)                  $1,049,000          $1,049,000
2007                               2,980,000           2,951,357
                                  ----------          ----------
Total principal payments          $4,029,000          $4,000,357

         (1) On April 26, 2006, $3,480,000 of convertible debt was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

         The following tables summarize the principal balance, unamortized debt discount, original issue discount and net carrying value of each of the above debt issuances as reported on the consolidated balance sheet as of March 31, 2006 and June 30, 2005:

                                       AS OF MARCH 31, 2006                                 AS OF JUNE 30, 2005
                          ----------------------------------------------        ----------------------------------------------
                           PRINCIPAL                             NET             PRINCIPAL                              NET
                            BALANCE         UNAMORTIZED        CARRYING          BALANCE          UNAMORTIZED        CARRYING
                              OF             DEBT AND          VALUE OF             OF             DEBT AND          VALUE OF
                          CONVERTIBLE         ISSUE          CONVERTIBLE        CONVERTIBLE         ISSUE          CONVERTIBLE
   DEBT ISSUANCE             DEBT            DISCOUNT         DEBENTURES           DEBT            DISCOUNT         DEBENTURES
   -------------          ----------        ----------        ----------        ----------        ----------        ----------
2001 Issuances (1)        $2,980,000        $   28,643        $2,951,357        $2,980,000        $  348,536        $2,631,464
September 2003                    --                --                --                --                --                --
February 2004                427,000                --           427,000         1,107,500           221,553           885,947
March 2004                   122,000                --           122,000           122,000            21,670           100,330
November 2004 (1)            500,000                --           500,000           500,000                --           500,000
                          ----------        ----------        ----------        ----------        ----------        ----------
                          $4,029,000        $   28,643        $4,000,357        $4,709,500        $  591,759        $4,117,741
                          ==========        ==========        ==========        ==========        ==========        ==========

         (1) On April 26, 2006, $3,480,000 of convertible debt was cancelled. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

         The following tables summarize the related amortization of convertible notes discount, amortization of deferred financing costs, and interest and financing costs for each of the above convertible debt issuances for the three- and nine-month periods ended March 31, 2006 and 2005:

                        FOR THE THREE MONTHS ENDING MARCH 31, 2006            FOR THE THREE MONTHS ENDING MARCH 31, 2005
                      ----------------------------------------------        ----------------------------------------------
                       AMORTIZATION     AMORTIZATION       INTEREST        AMORTIZATION
                            OF              OF               OF                 OF           AMORTIZATION
                       CONVERTIBLE       DEFERRED            AND            CONVERTIBLE      OF DEFERRED       INTEREST AND
                          NOTES         FINANCING          FINANCING          NOTES           FINANCING          FINANCING
  DEBT ISSUANCE          DISCOUNT         COSTS            EXPENSES          DISCOUNT           COSTS            EXPENSES
  -------------       ----------        ----------        ----------        ----------        ----------        ----------
2001 Issuances        $   69,482        $    7,695        $   69,173        $  415,962        $   50,561        $   56,527
September 2003                --                --                --                --                --                --
February 2004             11,101               585                --           252,499            15,087                --
March 2004                 1,294                --                --            22,508                --                --
November 2004                 --             5,472                --           149,005           165,156                --
                      ----------        ----------        ----------        ----------        ----------        ----------
                      $   81,877        $   13,752        $   69,173        $  839,974        $  230,804        $   56,527
                      ==========        ==========        ==========        ==========        ==========        ==========

                        FOR THE NINE MONTHS ENDING MARCH 31, 2006            FOR THE NINE MONTHS ENDING MARCH 31, 2005
                      ----------------------------------------------        ----------------------------------------------
                       AMORTIZATION     AMORTIZATION       INTEREST        AMORTIZATION
                            OF              OF               OF                 OF           AMORTIZATION
                       CONVERTIBLE       DEFERRED            AND            CONVERTIBLE      OF DEFERRED       INTEREST AND
                          NOTES         FINANCING          FINANCING          NOTES           FINANCING          FINANCING
  DEBT ISSUANCE          DISCOUNT         COSTS            EXPENSES          DISCOUNT           COSTS            EXPENSES
  -------------       ----------        ----------        ----------        ----------        ----------        ----------
2001 Issuances        $  319,894        $   36,736        $  199,987        $1,041,540        $  133,228        $  186,377
September 2003                --                --                --           128,542            11,600                --
February 2004            221,553            11,960                --         1,338,485            82,700                --
March 2004                21,669                --                --            75,321                --                --
November 2004                 --           142,941                --           205,457           227,570                --
                      ----------        ----------        ----------        ----------        ----------        ----------
                      $  563,116        $  191,637        $  199,987        $2,789,345        $  455,098        $  186,377
                      ==========        ==========        ==========        ==========        ==========        ==========

         At the respective dates of issuance, the Company was required under accounting principles generally accepted in the United States of America to ascertain for each of the above debenture issuances the fair value of the detachable stock warrants and resulting beneficial conversion feature. For each debenture issuance, the aggregate fair value of the detachable warrants and beneficial conversion features was determined to be equal to the aggregate principal face amount of the debt proceeds received, and as such, these amounts were recorded as debt discounts by increasing additional paid-in capital. These debt discounts are being amortized using the effective interest method over the respective lives of the underlying debentures, the amortization of which is included in "amortization of convertible debt discount" on the consolidated statement of loss. The aggregate unamortized debt discount and original issue discount amounted to $28,643 and $591,759 at March 31, 2006 and June 30, 2005, respectively.

         The remaining debt and issue discount of $28,643 related to the Company's outstanding convertible debentures at March 31, 2006, is expected to amortize to expense during the Company's fiscal year ending June 30, 2006.

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

     Common Shares Issued for Services

         In January 2005, the Company issued 6,000,000 shares of its common stock to two consultants in consideration of $264,000 in services rendered under two four month agreements to develop and implement two investor awareness and communications programs.

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

         In December 2005, the Company issued 5,000,000 shares of its common stock in connection with Master Fund's conversion of $250,000 of accrued interest.

         In February 2006, the Company issued 2,000,000 shares of its common stock to an institutional investor upon conversion of convertible debentures with a principal amount of $100,000.

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

         Effective December 12, 2005, the Company entered into an agreement with Polymer Technology Systems, Inc. for the supply of test strips for both its current monitor and its development stage monitor. This agreement does not require the Company to make minimum annual purchases. Accordingly, it does not require the Company to make compensating payments in the event it fails to meet a minimum purchase requirement. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - New Agreement for Our Supply of Test Strips" for further details.

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

     Purchase Commitments Under Marketing Contract

         In February 2004, the Company entered into a marketing contract, which contractually obligated the Company to purchase a minimum number of radio advertising spots through January 7, 2005. Due to cash flow constraints, the Company ceased placing media ads in September 2004. On January 6, 2006, a judgment was entered against the Company in favor of the former radio advertising vendor. This judgment was entered in the district court of the first judicial district of the state of Idaho. The judgment stipulated that the Company must pay $349,106 to this former radio advertising vendor. The Company has since recorded additional interest expense of $10,330 related to this judgment. At March 31, 2006, the Company had a total liability related to this judgment of $359,436 recorded on its consolidated financial statements.

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

     Notice of Arbitration from TheSubway.com

         In January 2005, the Company was served with a Notice of Arbitration from TheSubway.com, Inc. ("Subway"), a former consultant to the Company regarding an outstanding invoice of $75,000 for various public relations and marketing services to be undertaken by Subway. In June 2005, the Company and Subway entered into a settlement agreement pursuant to which the Company agreed to pay Subway $60,000 in the form of common shares of the Company to be registered with the SEC. The agreement stated that the Company was to complete the registration process for the common shares issuable to Subway by September 1, 2005. The Company did not complete the registration process by that agreed upon date, the commons shares were not issued to Subway, and, as a result, Subway has the right to declare the settlement agreement in default and to reschedule the hearing before arbitration. On November 2, 2005, the Company informed Subway that it would not oppose entry of an arbitration award in the amount of $60,000. Accordingly, during the fiscal 2006 first quarter, the Company recorded a liability in the amount of $60,000 on its consolidated financial statements.

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

         The Company determined that approximately 25% of the returned merchandise was obsolete and, accordingly, recorded an adjustment to its consolidated cost of sales in the approximate amount of $102,000 during the fiscal 2006 second quarter. The other 75% of the returned monitors were brought back into inventory available for sale and totaled approximately $122,000 at cost.

13.      WALGREEN CO. MERCHANDISE RETURN

         During January 2006, Walgreen Co. notified the Company of its intent to return approximately 8,000 to 9,000 monitors and approximately 4,000 test strips. During the fiscal 2006 third quarter, Walgreen Co. returned to the Company approximately 5,200 monitors and approximately 4,600 test strips. Additionally, in April 2006, Walgreen Co. returned to the Company approximately 1,400 monitors and approximately 1,200 test strips. The Company believes that Walgreen Co. has completed returning all the merchandise it has in its possession. Further, the Company believes that this denotes the end of its supply relationship with Walgreen Co. for its current model of cholesterol monitor and related test strips.

         The Company had an agreement with Walgreen commonly known as "Pay-on-Scan" whereby a sale is completed at the time a Walgreen Co. customer purchases the Company's product at a Walgreen Co. retail store. Consequently, the majority of the product that was returned from Walgreen Co. had not been previously recorded as a sale and had been included in the Company's reported inventory balances as shown in "Note 5. Inventories, net" under the caption "Finished goods at retail locations".

         The Company estimated that sales to Walgreen Co. amounted to $237,136 during the first nine months of fiscal 2006. The Company has fully reserved an allowance for doubtful accounts against this net sales amount due to the fact that Walgreen Co. has not communicated to the Company that it agrees with this sales figure. Subsequent to March 31, 2006 the Company received $135,487, net of refundable overpayment, from Walgreen Co. in final payment for merchandise purchased and sold by Walgreen Co.. See "Note 16. Subsequent Events - Payment Received from Walgreen Co." below for further details.

14.      RELATED PARTY TRANSACTIONS

         On October 1, 2005, the Company entered into non-exclusive patent application and trademark license agreements with a company whose Chairman of the Board was the President, CEO and Chairman of the Board for Lifestream Technologies, Inc. at the time the agreement was entered into. Effective April 14, 2006, the Company's President, CEO and Chairman of the Board resigned. The Company's former President, CEO and Chairman of the Board continues to serve as Chairman of the Board of the licensee. See "Note 15. Patent Application and Trademark License Agreements" below and "Item 5. Other Information" for further details.

         On October 19, 2005, the Company obtained $125,000 in short-term financing from a greater than 5% shareholder. Pursuant to the terms of the verbal agreement with the lender, in October 2006 the Company is required to make total payments for principal and interest of $140,000.

15.      PATENT APPLICATION AND TRADEMARK LICENSE AGREEMENTS

         On October 1, 2005, the Company entered into a non-exclusive patent application license agreement with a related company to utilize a patent application covering secured data acquisition, transmission, storage and analysis systems. This patent application license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This patent application license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This patent application license agreement stipulates that the Company will receive 2.5% of the net sales revenue earned by the licensing company. To date, there have been no sales revenues requiring the payment of license fees under the agreement.

         Also, on October 1, 2005, the Company entered into a non-exclusive trademark license agreement with a related company to utilize the trade name "Personal Health Card". This trademark license agreement has an initial period of three full calendar years plus the remaining portion of the present calendar year. This trademark license agreement will automatically extend for subsequent one calendar year periods provided that it has not been terminated. This trademark license agreement stipulates that the Company will receive 0.5% of the net sales revenue earned by the licensing company. To date, there have been no sales revenues requiring the payment of license fees under the agreement.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title, and interest in certain patent applications and the patent application and trademark license agreements (discussed above) in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" for further details.

16.      SUBSEQUENT EVENTS

         Patent and Trademark Assignment and License Assumption Agreement

         At March 31, 2006, the Company was indebted to Master Fund in the amount of $2,869,740 under the Loan and Security Agreement dated as of November 12, 2004 (the "Loan Agreement"). The Company was further indebted to Master Fund in the amount of $3,480,000 under various convertible notes.

         On April 26, 2006, the Company assigned to Master Fund all of its right, title and interest in certain patent applications, trademarks and related license agreements in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. The cancelled debt consisted of (a) $3,480,000 evidenced by various convertible term notes previously issued by the Company in favor of Master Fund and (b) $1,020,000 of the outstanding balance of $2,869,740 as of the date of the assignment as evidenced by a loan agreement dated November 12, 2004 between the Company and Master Fund. See "Note 7. Note Payable" and "Note 8. Convertible Debentures - November 2004 Issuance" for further details.

         Common Shares Issued In Payment of Accrued Interest

         In April 2006, the Company issued 1,971,248 shares of its common stock in connection with Master Fund's conversion of $98,562 of accrued interest on the principal balance of $2,980,000 of various convertible term notes cancelled in connection with the assignment to Master Fund discussed above.

         Payment Received from Walgreen Co.

         Subsequent to March 31, 2006, the Company received $135,487, net of refundable overpayment, from Walgreen Co. in final payment for merchandise purchased and sold by Walgreen Co. The Company recorded net sales of $237,136 to Walgreen Co. during the first nine months of fiscal 2006 and established a reserve against the account receivable balance in an equal amount.

         During the fourth quarter of 2006, the Company determined that actual net sales to Walgreen Co. amount to a total of $373,300 during fiscal 2006. The payment from Walgreen Co. of $135,487, net of refundable overpayment, was less than the total net sales to Walgreen Co. primarily due to certain fees that the Company owed to Walgreen Co. During the fourth quarter of fiscal 2006, the Company eliminated the allowance for doubtful accounts established for the $237,136 receivable from Walgreen Co. and reduced bad debt expense by $237,136.

Resignation of Our Chairman, President and Chief Executive Officer

         Effective April 14, 2006, Christopher Maus resigned as the Company's Chairman, President and Chief Executive Officer. Mr. Maus will continue to serve on the Company's Board of Directors (the "Board"), in addition to acting as a consultant to the Company for financing and strategic business development. Mr. Maus has been the Chairman of the Board since its inception.

         On April 14, 2006, the Company entered into a consulting agreement with Christopher T. Maus, a director. Mr. Maus will consult with the Company in a business development role, more specifically to head up Strategic Financing and oversight of Product Development, with strategic responsibilities in corporate financing and oversight of the Company's product offering, as well as other services that may be deemed material to further business development pursuant to the business plan adopted by the Board. Under the consulting agreement, Mr. Maus will receive the sum of $11,500.00 per month for his services, which will be payable in two equal payments on the first and fifteenth of each month. The consulting agreement shall be for a fixed period beginning April 14, 2006, and ending April 13, 2009.

         Effective April 14, 2006, Matt Colbert, the Company's Vice President of Finance, was appointed to serve as its President and Chief Financial Officer. Mr. Colbert is currently a member of the Board and has been with the Company since 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements.

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

         Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following:

         o those associated with our marketing of a relatively new total cholesterol monitoring device for consumers in a relatively unestablished product marketplace;
         o consumer preferences, perceptions and receptiveness with respect to our monitor;
         o our critical capital raising efforts in an uncertain and volatile economic environment and any dilutive effect these efforts may have on the market price of our common stock;
         o our ability to maintain existing relationships with critical vendors and customers;
         o        our cash-preservation and cost-containment efforts;
         o        our ability to retain key management personnel;
         o our ability to pay and/or restructure our indebtedness and alleviate cash flow difficulties;
         o        our inexperience with advertising;
         o our competition and the potential impact of technological advancements thereon;
         o the impact of changing economic, political, and regulatory environments on our business;
         o the impact on demand for devices such as ours due to the availability, affordability and coverage terms of private and public medical insurance; and
         o        our exposure to product liability claims.

         Additionally, please refer to our "Risk Factors" elsewhere in this Quarterly Report on Form 10-QSB and in our most recent Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

         Readers are urged to carefully review and consider the various disclosures made by us in this report, in our Annual Report on Form 10-KSB, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that discuss the risks, uncertainties and factors that are likely to affect our business.

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

         We are currently working with an unrelated company to develop a new device that combines cholesterol and blood pressure monitoring capabilities. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor" for further details.

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

SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, which expressed substantial doubt regarding our ability to continue as a going concern.

RECENT DEVELOPMENTS AND STRATEGIC INITIATIVES

         Patent and Trademark Assignment and License Assumption Agreement

         On February 1, 2006 we failed to pay $3,369,740 of secured and unsecured debt payable to RAB Special Situations (Master) Fund Limited ("Master Fund"). On February 3, 2006, Master Fund advised us that, pending the outcome of negotiations to modify and/or restructure our obligations to Master Fund, it would not enforce its default remedies against us. See "Note 7. Note Payable" and "Note 8. Convertible Debentures - November 2004 Issuance" in our consolidated financial statements for further details.

         Absent Master Fund's forbearance, the terms of the secured and unsecured debt provide that our failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. Our obligations under the secured portion of the debt are collateralized by a security interest in all of our assets.

         On April 26, 2006, we assigned to Master Fund all of our right, title, and interest in certain patent applications and certain patent application and trademark license agreements in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" and "Note 15. Patent Application and Trademark License Agreements" in our consolidated financial statements for further details.

     Development Stage Monitor

         Effective November 29, 2005, we entered into an agreement with GenExel-Sein, Inc. ("GenExel"). This agreement provides that GenExel will incorporate our cholesterol monitoring technology and GenExel's blood pressure monitoring technology into a single product that the Company intends to market as the "Lifestream Two in One Blood Pressure and Cholesterol Monitor".

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

         We determined that approximately 25% of the returned merchandise was obsolete and, accordingly, recorded an adjustment to our consolidated cost of sales in the approximate amount of $102,000 in the fiscal 2006 second quarter. The other 75% of the returned monitors were brought back into inventory available for sale and amounted to approximately $122,000 at cost.

     Walgreen Merchandise Return

         During January 2006, Walgreen Co. notified us of its intent to return approximately 8,000 to 9,000 monitors and approximately 4,000 test strips. During the fiscal 2006 third quarter, Walgreen Co. returned to us approximately 5,200 monitors and approximately 4,600 test strips. Additionally, in April 2006, Walgreen Co. returned to us approximately 1,400 monitors and approximately 1,200 test strips. We believe that Walgreen Co. has completed returning all the merchandise it has in its possession. Further, we believe that this denotes the end of our supply relationship with Walgreen Co. for our current model of cholesterol monitor and related test strips.

         We have an agreement with Walgreen commonly known as "Pay-on-Scan" whereby a sale is completed at the time a Walgreen Co. customer purchases our product at a Walgreen Co. retail store. The majority of the product returned had not been previously recorded as a sale and had been included in our reported inventory balances under the caption "Finished goods at retail locations." See "Note 5. Inventories, net" and "Note 16. Subsequent Events - Payment Received from Walgreen Co." in our consolidated financial statements for further details.

RESULTS OF OPERATIONS

         The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and nine-month periods ended March 31, 2006 compared with the same periods in the prior year. They are provided to assist in assessing differences in our overall performance:

                                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------------------------------------
                                                  MARCH 31,      % OF           MARCH 31,     % OF
                                                    2006       NET SALES          2005      NET SALES      $ CHANGE      % CHANGE
                                                -----------    ---------      -----------   ---------    -----------     --------
Net sales / Loss                                $   377,823      100.0%       $   568,761     100.0%     $  (190,938)      -33.6%
Cost of sales                                       316,922       83.9%           501,837      88.2%        (184,915)      -36.8%
                                                -----------     ------        -----------    ------      -----------      ------
Gross (loss) profit                                  60,901       16.1%            66,924      11.8%          (6,023)       -9.0%
                                                -----------     ------        -----------    ------      -----------      ------
Operating expenses
    Sales and marketing                              13,653        3.6%           180,101      31.7%        (166,448)      -92.4%
    General and administrative                      234,277       62.0%           362,314      63.7%        (128,037)      -35.3%
    Product research and development                    670        0.2%             3,210       0.6%          (2,540)      -79.1%
    Depreciation and amortization                    58,831       15.6%            93,837      16.5%         (35,006)      -37.3%
                                                -----------     ------        -----------    ------      -----------      ------
Total operating expense                             307,431       81.4%           639,462     112.4%        (332,031)      -51.9%
                                                -----------     ------        -----------    ------      -----------      ------
Loss from operations                               (246,530)     -65.3%          (572,538)   -100.7%         326,008       -56.9%
                                                -----------     ------        -----------    ------      -----------      ------
Non-operating income (expense):
    Interest income                                       6        0.0%                 9       0.0%              (3)      -33.3%
    Amortization of note and issue discount         (86,594)     -22.9%          (839,974)   -147.7%         753,380       -89.7%
    Interest and financing expenses                 (88,245)     -23.4%           (48,719)     -8.6%         (39,526)       81.1%
    Amortization of deferred financing costs        (13,751)      -3.6%          (230,804)    -40.6%         217,053       -94.0%
                                                -----------     ------        -----------    ------      -----------      ------
Total non-operating expense, net                   (188,584)     -49.9%        (1,119,488)   -196.8%         930,904       -83.2%
                                                -----------     ------        -----------    ------      -----------      ------
Net loss                                        $  (435,114)    -115.2%       $(1,692,026)   -297.5%     $ 1,256,912       -74.3%
                                                ===========     ======        ===========    ======      ===========      ======

                                                                                 NINE MONTHS ENDED
                                                ---------------------------------------------------------------------------------
                                                  MARCH 31,      % OF           MARCH 31,     % OF
                                                    2006       NET SALES          2005      NET SALES      $ CHANGE      % CHANGE
                                                -----------    ---------      -----------   ---------    -----------     --------
Net sales                                       $   872,875      100.0%       $ 2,227,228     100.0%     $(1,354,353)      -60.8%
Cost of sales                                       925,570      106.0%         1,692,218      76.0%        (766,648)      -45.3%
                                                -----------     ------        -----------    ------      -----------      ------
Gross (loss) profit                                 (52,695)      -6.0%           535,010      24.0%        (587,705)     -109.8%
                                                -----------     ------        -----------    ------      -----------      ------
Operating expenses
    Sales and marketing                             213,541       24.5%           902,471      40.5%        (688,930)      -76.3%
    General and administrative                    1,313,318      150.5%         1,641,697      73.7%        (328,379)      -20.0%
    Product research and development                  2,191        0.3%            32,917       1.5%         (30,726)      -93.3%
    Depreciation and amortization                   213,400       24.4%           283,323      12.7%         (69,923)      -24.7%
                                                -----------     ------        -----------    ------      -----------      ------
Total operating expense                           1,742,450      199.6%         2,860,408     128.4%      (1,117,958)      -39.1%
                                                -----------     ------        -----------    ------      -----------      ------
Loss from operations                             (1,795,145)    -205.7%        (2,325,398)   -104.4%         530,253       -22.8%
                                                -----------     ------        -----------    ------      -----------      ------
Non-operating income (expense):
    Interest income                                   1,247        0.1%                19       0.0%           1,228      6463.2%
    Amortization of note and issue discount        (690,711)     -79.1%        (2,552,420)   -114.6%       1,861,709       -72.9%
    Interest and financing expenses                (263,318)     -30.2%          (441,103)    -19.8%         177,785       -40.3%
    Amortization of deferred financing costs       (191,637)     -22.0%          (692,024)    -31.1%         500,387       -72.3%
                                                -----------     ------        -----------    ------      -----------      ------
Total non-operating expense, net                 (1,144,419)    -131.1%        (3,685,528)   -165.5%       2,541,109       -68.9%
                                                -----------     ------        -----------    ------      -----------      ------
Net loss                                        $(2,939,564)    -336.8%       $(6,010,926)   -269.9%     $ 3,071,362       -51.1%
                                                ===========     ======        ===========    ======      ===========      ======

CONSOLIDATED RESULTS OF OPERATIONS

         The decrease in net sales during the fiscal 2006 third quarter was primarily due to the cessation of a business relationship with CVS Corporation. The Company recorded no sales from CVS Corporation during the fiscal 2006 third quarter compared with $203,864 in the same period last year.

         The decrease in net sales during the nine-month period ended March 31, 2006, was primarily due to the return of merchandise from CVS Corporation. They returned approximately 5,000 monitors during the first nine months of fiscal 2006. The impact of this was recorded in the second quarter and approximated a reduction to net sales of $383,000. See "Recent Developments and Strategic Initiatives - CVS Corporation Merchandise Return" above for further details.

         Additionally, we experienced decreased sales activity with several of our customers during both the three- and nine-month periods ended March 31,

2006. We attribute this decrease to the cessation of the radio advertising campaign we conducted through mid-September 2004. Due to a lack of adequate funding, no similar advertising campaign has been conducted to date during fiscal 2006. While we believe that this advertising campaign had a positive effect on revenues, unless we are able to secure additional financing, we will be unable to reinstitute this advertising campaign.

         The negative impacts we experienced during the first nine months of fiscal 2006 were partially offset by increased net sales from Walgreen Co. We have a sales arrangement with Walgreen Co. commonly known as "Pay-on-Scan" whereby a sale is completed at the time a Walgreen Co. customer purchases our product at a Walgreen Co. retail store. We estimated that sales to Walgreen Co. approximated $237,136 during the first nine months of fiscal 2006 as compared with none during the same period last year. The absence of Walgreen Co. as a customer may adversely impact upon our future revenues. See "Recent Developments and Strategic Initiatives - Walgreen Merchandise Return" and "Note 16. Subsequent Events - Payment Received from Walgreen Co." in our consolidated financial statements above for further details.

         During the fiscal 2006 third quarter and first nine months we received merchandise returns from Rite Aid in the retail sales amount of $134,390 and $383,331, respectively. We had recorded a reserve for these returns of $400,408 at June 30, 2005 in conjunction with an agreement we reached with Rite Aid. Consequently, the financial impact of the returned merchandise during the fiscal 2006 third quarter and first nine months was included in our financial statements as of June 30, 2005. The absence of Rite-Aid as a customer may adversely impact upon our future revenues. See "Recent Developments and Strategic Initiatives - Rite Aid Merchandise Return" above for further details.

         Our gross profit during the fiscal 2006 third quarter was comparable in amount and percentage of net sales to our fiscal 2005 third quarter gross profit. We incurred a gross loss of $52,695 during the first nine months of fiscal 2006 compared with gross profit of $535,010 in the same period last year. This decline is primarily due to a significant decrease in net sales from period to period and the return of merchandise by CVS Corporation during the fiscal 2006 second quarter. We considered approximately 25% of the merchandise returned by CVS Corporation to be obsolete. Accordingly, this obsolete merchandise was charged against our consolidated cost of sales and approximated $102,000. The Company and CVS Corporation continue to have a business relationship. See "Recent Developments and Strategic Initiatives - CVS Corporation Merchandise Return" above for further details.

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

         Our consolidated sales and marketing expenses decreased during the fiscal 2006 third quarter primarily due to decreased cooperative advertising campaigns conducted with certain of our existing retail customers. We primarily attribute the decrease in cooperative advertising campaigns to decreased business with Rite Aid, CVS Corporation and Walgreen Co.

         Our consolidated sales and marketing expenses decreased during the first nine months of fiscal 2006 primarily from the cessation of a significant radio advertising campaign which we began in October 2003 and ended in mid-September 2004. There was no such campaign during the first nine months fiscal 2006.

         The decreases in our consolidated general and administrative expenses were primarily attributable to the following:

         o a reduction in employee expenses of $73,957 and $267,063 during the fiscal 2006 third quarter and first nine months, respectively, primarily related to our reducing personnel levels. Our core staff decreased by approximately 50% during both fiscal 2006 periods compared to the same periods a year ago; and

         o an increase in bad debt expense of approximately $220,000 during our fiscal 2005 first quarter related to our cessation of our business relationship with Rite Aid. This impacted only the comparison of the fiscal 2006 nine month period to the same period last year.

         Partially offsetting these decreases were:

         o an increase in bad debt expense $237,136 during the first nine months of fiscal 2006 related to our estimated "Pay-on-Scan" sales to Walgreen Co. as discussed above;

         o an increase of $59,200 in expense associated with issuing stock in exchange for consulting services during the fiscal 2006 first nine months compared to the same period last year; and

         o an increase of $60,000 related to TheSubway.com, Inc.'s entry of an arbitration award in this amount during the fiscal 2006 first nine months compared to the same period last year, See "Note 10. Contingencies - Notice of Arbitration from TheSubway.com".

         Product research and development expenses were insignificant in both the three- and nine month periods of fiscal 2005 and 2004.

         Our non-operating income and expenses primarily consist of amortization of convertible debt and issuance discount, interest and financing expenses. These decreases in our non-operating income and expenses are primarily attributed to decreases of $753,380 and $1,861,709 in amortization of debt and issue discount during the three-and nine-month periods of fiscal 2006, respectively. This amortization decreased because fewer debentures were converted and there was an overall decrease in the debt and issue discount balance to be amortized.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

     General

         We have historically sustained our operations and funded our growth through a combination of deferring our trade creditors, borrowings under short-term financing arrangements and through the sale of common equity and debt. We expect to continue to require additional equity or debt financings as our source of capital. Our working capital deficit was $8,704,776 and $4,428,438 at March 31, 2006 and June 30, 2005, respectively. This increase in the working capital deficit is primarily due to $2,641,676 of convertible notes that became current during the nine-month period ended March 31, 2006. Our accumulated deficit was $66,824,255 and $63,884,691 at March 31, 2006 and June 30, 2005,
respectively. This increase was due to our net loss of $2,939,564 during the first nine months of fiscal 2006.

         We currently do not have sufficient operating revenues or cash to fund operations and have had significant working capital and stockholders' deficits as of our most recently completed fiscal years ending June 30, 2005 and 2004. In recognition of such, our independent registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for our most recently completed fiscal years ended June 30, 2005 and 2004, which expresses substantial doubt regarding our ability to continue as a going concern. See "Note 2. Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern" in our condensed consolidated financial statements for further details.

         On February 1, 2006 we failed to pay $3,369,740 of secured and unsecured debt payable to RAB Special Situations (Master) Fund Limited ("Master Fund"). On February 3, 2006, Master Fund advised us that, pending the outcome of negotiations to modify and/or restructure our obligations to Master Fund, it would not enforce its default remedies against us. See "Note 7. Note Payable" and "Note 8. Convertible Debentures - November 2004 Issuance" in our consolidated financial statements for further details.

         Absent Master Fund's forbearance, the terms of the secured and unsecured debt provide that our failure to make the required payments of principal on the February 1, 2006 maturity date causes the entire principal amounts of the secured and unsecured debt to become immediately due and payable. Our obligations under the secured portion of the debt are collateralized by a security interest in all of our assets.

         On April 26, 2006, we assigned to Master Fund all of our right, title, and interest in certain patent applications and certain patent application and trademark license agreements in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. See "Note 16. Subsequent Events - Patent and Trademark Assignment and License Assumption Agreement" and "Note 15. Patent Application and Trademark License Agreements" in our consolidated financial statements for further details.

         On February 19, 2006, we failed to make required maturity date payments in the aggregate principal amount of $549,000 under (a) an unsecured convertible debenture dated February 19, 2004 in the aggregate principal amount of $427,000 in favor of Alpha Capital AG ("Alpha"), and (b) an unsecured convertible unwritten obligation incurred on March 1, 2004 to repay the aggregate principal amount of $122,000 to Mercer Management ("Mercer").

         Under the terms of the $549,000 indebtedness, in the event of a payment default that continues after 15 days following written notice of default sent by the lender(s), then each lender has the right to demand payment of the greater of (1) 130% of the principal amount of the indebtedness ($713,700 if both lenders were to demand payment), plus interest and applicable late fees and (2) an amount computed under a formula that, based on market prices as of February 19, 2006, would result in a payment of $98,820 (if both lenders were to demand payment). To date, we have not received any notice of default from Alpha or Mercer.

         Should we be unsuccessful in any of the initiatives or matters discussed in our disclosures entitled "Note 2. Substantial Doubt Regarding Our Ability to Continue as a Going Concern," our business, and, as a result, our consolidated financial position, results of operations and cash flows will likely be materially adversely impacted, the effects from which we may not recover. As such, substantial doubt regarding our ability to continue as a going concern remains as of the date of this Report, in which event we may be required to cease some or all of our operations in which event investors could lose their investment in our company. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

     Capital Lease Obligations

         We lease certain equipment under capital leases. The aggregate net carrying values of the underlying collateralizing assets were approximately $0 and $75,000 at March 31, 2006, and June 30, 2005, respectively.

         Our aggregate future obligations under capital lease agreements in existence at March 31, 2006, are as follows:

         FISCAL YEARS ENDING JUNE 30,
         -----------------------------------------------------

         2006                                          $ 3,160
         2007                                            7,556
                                                       -------
         Total lease payments                           10,716
         Less imputed interest                             663
                                                       -------
         Present value of net minimum lease payments    10,052
         Less current maturities                        10,052
                                                       -------
         Total long-term capital lease obligation      $     0
                                                       =======

     Outstanding Note Payable

         Please refer to "Note 7. Note Payable" in our consolidated financial statements for details related to our note payable.

     Outstanding Convertible Debentures

         Please refer to "Note 8. Convertible Debentures" in our consolidated financial statements for details related to our outstanding convertible Debentures.

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

     Contractual Obligations

         The following table sets forth our contractual obligations as of March 31, 2006:

         CONTRACTUAL OBLIGATIONS                                            PAYMENTS DUE BY PERIOD
         -----------------------              ----------------------------------------------------------------------------
                                                                 LESS THAN                                         MORE THAN
                                                TOTAL             1 YEAR           1-3 YEARS         3-5 YEARS      5 YEARS
                                              ----------        ----------        ----------        ----------     ---------
         Note Payable                         $2,869,740        $2,869,740        $       --        $       --        $ --
         Convertible Debt (1) (2)              4,029,000         4,029,000                --                --          --
         Capital Lease Obligations (3)            10,716            10,716                --                --          --
         Operating Lease Obligations              67,027            47,630            13,668             5,729          --
         Interest Obligations (4)                112,283           112,283                --                --          --
                                              ----------        ----------        ----------        ----------        ----
         Total                                $7,088,766        $7,069,369        $   13,668        $    5,729        $ --
                                              ==========        ==========        ==========        ==========        ====

(1)    Amounts do not include interest to be paid.

(2) Convertible into shares of common stock at the option of the debenture holder at conversion rates of $0.05 per share.

(3)    Includes imputed interest

(4) Interest obligation on convertible debt is based on an interest rate of prime plus 2%, currently 9.75%, on the three tranches that comprise the $2,980,000 at various maturity dates.

     Consolidated Cash Flows

         Our operating activities utilized $248,789 in cash and cash equivalents during the first nine months of fiscal 2006, an improvement of $1,257,959, or 83.5%, from the $1,506,748 in cash and cash equivalents utilized during the first nine months of fiscal 2005. On a comparative basis, our lower utilization reflects the positive cash flow effects of reduced net loss and, to a lesser extent, increased accounts payable. The decreased net loss is primarily attributable to decreased amortization of debt and issue discount. Our accounts payable have increased as we have been unable to pay our vendors due to our significantly reduced net sales. Partially offsetting the preceding was the negative cash flow effect of decreased amortization of note and issue discount. This decrease was due to a reduction in the amount of convertible debentures that were converted during the period, as well as the overall decrease in the debt and issue discount balance to be amortized.

         Our invested activities used $49,100 during the first nine months of fiscal 2006 which consisted of our investment in our development stage monitors. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments and Strategic Initiatives - Development Stage Monitor" for further details. There were no cash flow effects from investing activities during the first six months of fiscal 2005.

         Our financing activities provided $114,468 in cash and cash equivalents during the first nine months of fiscal 2006, a decrease of $1,137,531 or 90.9% compared to the $1,251,999 in cash and cash equivalents provided by financing activities during the first nine months of fiscal 2005. This decrease primarily reflects the receipt of $1,500,000 in net cash proceeds from financing transactions in the first nine months of fiscal 2005 compared with only $125,000 during the first nine months of fiscal 2006.

         As a result of the foregoing, our cash and cash equivalents decreased to $66,603 at March 31, 2006 as compared with $250,024 at June 30, 2005 and $335,447 at March 31, 2005.

     Planned Capital Expenditures

         We have no significant planned capital expenditures for fiscal 2006.

OTHER MATTERS

     Seasonal and Inflationary Influences

         To date we have not been materially impacted by seasonal or inflationary influences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently are exposed to financial market risks from changes in short-term interest rates as certain of our interest-bearing outstanding convertible debentures, as discussed above, have an interest rate that fluctuates with the prime rate. Based on the aggregate outstanding balance of these convertible debentures at March 31, 2006, we believe that the prime rate would have to significantly increase for the resulting adverse impact on our interest expense to be material to our expected results of operations for fiscal 2006, and possibly beyond. However, should we be successful in procuring the significant additional financing we currently seek and if such financing were to be substantially in the form of variable rate debt, then our exposure to these market risks would increase, possibly significantly.

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

     Critical Accounting Policies

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect:

         o        the reported amounts and timing of revenue and expenses;
         o the reported amounts and classification of assets and liabilities; and
         o        the disclosure of contingent assets and liabilities.

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

         o        Revenue Recognition
         o        Sales Returns Allowance
         o        Allowance for Doubtful Accounts
         o        Inventory Obsolescence Allowance
         o        Impairment of Long-Lived Assets

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

RISK FACTORS

         Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the third quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-KSB and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. Our significant working capital and stockholders' deficits as of June 30, 2005 and 2004, among other factors, resulted in our independent registered public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 to express substantial doubt regarding our ability to continue as a going concern. We are in need of substantial additional investment capital to fund our longer-term operating needs, including servicing of our debt obligations and continued conducting of marketing activities we believe necessary to achieve meaningful sales growth. See "Note 2. Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern" in our consolidated financial statements for further details.

         We are currently operating on minimum cash reserves primarily related to $125,000 in proceeds from short-term financing from a greater than 5% shareholder and to $135,487, net of refundable overpaymentreceived from Walgreen Co. during the fiscal 2006 fourth quarter. While we have several thousand units of inventory in stock for sale, we will require substantial additional investment capital to fund our longer-term operating needs. We currently have no commitments from or understandings with potential investors to provide us with the funding we require. If we are unable to raise additional capital or generate substantial revenue growth, we will be unable to fund our ongoing operations or service our debt obligations, and other commitments. See "Note 16. Subsequent Events - Payment Received from Walgreen Co." in our consolidated financial statements for further details.

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

         During fiscal 2006, CVS Corporation, Rite Aid and Walgreen Co. returned a total of approximately 16,300 cholesterol monitors and a total of approximately 8,200 test strips. We no longer have a supply relationship with Rite Aid or Walgreen Co. but we continue to have a supply relationship with CVS Corporation. The merchandise these vendors returned represented a substantial percentage of our total merchandise sales during the twelve months ended March 31, 2006. While we believe this high return rate to be anomalous, it does raise significant uncertainty about our ability to realize final sales transactions in the future.

         See "Recent Developments and Strategic Initiatives - Rite Aid Merchandise Return" above for further details.

         See "Recent Developments and Strategic Initiatives - Walgreen Merchandise Return" above for further details.

         See "Recent Developments and Strategic Initiatives - CVS Corporation Merchandise Return" above for further details.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Acting Chief Executive Officer and its Interim Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Acting Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and through the date of the filing of this form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Resignation of Our Chairman, President and Chief Executive Officer

         Effective April 14, 2006, Christopher Maus resigned as our Chairman, President and Chief Executive Officer. Mr. Maus will continue to serve on our Board of Directors (the "Board"), in addition to acting as a consultant to us for financing and strategic business development. Mr. Maus has been the Chairman of the Board since its inception.

         On April 14, 2006, we entered into a consulting agreement with Christopher T. Maus, a director, Mr. Maus will consult with us in a business development role, more specifically to head up Strategic Financing and oversight of Product Development, with strategic responsibilities in corporate financing and oversight of our product offering, as well as other services that may be deemed material to further business development pursuant to the business plan adopted by the Board. Under the consulting agreement, Mr. Maus will receive the sum of $11,500.00 per month for his services, which will be payable in two equal payments on the first and fifteenth of each month. The consulting agreement shall be for a fixed period beginning April 14, 2006, and ending April 13, 2009.

         Effective April 14, 2006, Matt Colbert, our Vice President of Finance, was appointed to serve as our President and Chief Financial Officer. Mr. Colbert is currently a member of the Board and has been with us since 1999.

         Patent and Trademark Assignment and License Assumption Agreement

         On April 26, 2006, the Company assigned to Master Fund all of its right, title and interest in certain patent applications, trademarks and related license agreements in exchange for the cancellation of $4.5 million of the $6,349,740 of outstanding secured and unsecured debt. The cancelled debt consisted of (a) $3,480,000 evidenced by various convertible term notes previously issued by the Company in favor of Master Fund and (b) $1,020,000 of the outstanding balance of $2,869,740 as of the date of the assignment as evidenced by a loan agreement dated November 12, 2004 between the Company and Master Fund.

ITEM 6.  EXHIBITS

10.1 Consulting Agreement Between Christopher T. Maus and Lifestream Technologies, Inc.*

10.2 Patent and Trademark Assignment and License Agreement Between Lifestream Technologies, Inc. and Master Fund *

10.3 Consent and Agreement Between Lifestream Technologies, Inc. and LifeNexus, Inc. *

31.1 Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Executive Officer and Interim Chief Financial Officer *

32.1 Certification of Acting Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
* Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

                                       LIFESTREAM TECHNOLOGIES, INC.



                                       By: /s/ Matt Colbert
                                           ----------------
                                           Matt Colbert
                                           Acting Executive Officer
                                           and Interim Chief Financial Officer
                                           (Acting Principal Executive Officer
                                           and Interim Principal Financial
                                           and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
  NO.    DESCRIPTION
-------  -----------------------------------------------------------------------

10.1 Consulting agreement between Christopher T. Maus and Lifestream Technologies, Inc.

10.2 Patent and Trademark Assignment and License Agreement Between Lifestream Technologies, Inc. and Master Fund

10.3 Consent and Agreement Between Lifestream Technologies, Inc. and LifeNexus, Inc.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Executive Officer and Interim Chief Financial Officer

32.1 Certification of Acting Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002